Form 10-Q
period 2013-11-30
Container Store Group, Inc.
filed 2014-01-10
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission File Number: 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0565401
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Freeport Parkway Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)

(972) 538-6000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 47,922,842 shares of its common stock outstanding as of December 31, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Container Store Group, Inc.

Consolidated balance sheets (unaudited)

(In thousands)	November 30, 2013	March 2, 2013	November 24, 2012
Assets
Current assets:
Cash	$10,822	$25,351	$19,875
Accounts receivable, net	28,088	25,536	24,380
Inventory	105,124	82,443	96,106
Prepaid expenses and other current assets	24,297	21,284	20,359
Forward contracts	—	1,103	615
Deferred tax assets, net	1,505	1,505	1,203
Total current assets	169,836	157,222	162,538
Noncurrent assets:
Property and equipment, net	150,142	141,177	136,901
Goodwill	202,815	202,815	202,815
Trade names	241,138	241,940	255,100
Deferred financing costs, net	10,188	8,745	9,114
Other assets	841	921	834
Total noncurrent assets	605,124	595,598	604,764
Total assets	$774,960	$752,820	$767,302

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (unaudited) (continued)

(In thousands, except share amounts)	November 30, 2013	March 2, 2013	November 24, 2012
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$57,365	$54,334	$52,867
Accrued liabilities	57,211	52,330	53,429
Income taxes payable	496	2,650	1,398
Secured revolving credit, Sweden	16,679	13,482	17,027
Current portion of long-term debt	8,975	9,023	8,878
Total current liabilities	140,726	131,819	133,599
Noncurrent liabilities:
Long-term debt	342,863	276,348	293,711
Deferred tax liabilities, net	89,837	87,770	88,366
Deferred rent and other long-term liabilities	24,252	23,508	22,227
Total noncurrent liabilities	456,952	387,626	404,304
Total liabilities	597,678	519,445	537,903

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 47,922,842 shares issued and outstanding at November 30, 2013; 3,528,280 shares authorized, 2,942,326 shares issued and 2,929,466 shares outstanding at March 2, 2013; 3,528,280 shares authorized, 2,942,326 shares issued and 2,928,490 shares outstanding at November 24, 2012	479	29	29
Preferred stock, $0.01 par value:
Senior cumulative; no shares authorized, issued or outstanding at November 30, 2013; 250,000 shares authorized, 202,480 shares issued and 202,196 shares outstanding at March 2, 2013; 250,000 shares authorized, 202,480 shares issued and 202,200 shares outstanding at November 24, 2012	—	2	2
Junior cumulative no shares authorized, issued or outstanding at November 30, 2013; 250,000 shares authorized, 202,480 shares issued and 202,196 shares outstanding at March 2, 2013; 250,000 shares authorized, 202,480 shares issued and 202,200 shares outstanding at November 24, 2012	—	2	2
Additional paid-in capital	852,698	455,246	455,121
Accumulated other comprehensive income	716	2,713	965
Retained deficit	(676,611)	(223,830)	(225,924)
Treasury stock, no shares, 13,426, and 14,394 shares as of November 30, 2013, March 2, 2013, and November 24, 2012, respectively	—	(787)	(796)
Total shareholders’ equity	177,282	233,375	229,399
Total liabilities and shareholders’ equity	$774,960	$752,820	$767,302

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations (unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except share and per share amounts)	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Net sales	$188,298	$175,416	$531,716	$489,732
Cost of sales (excluding depreciation and amortization)	75,359	71,302	218,176	202,463
Gross profit	112,939	104,114	313,540	287,269

Selling, general, and administrative expenses (excluding depreciation and amortization)	88,797	81,715	257,870	237,022
Stock-based compensation	14,641	157	14,854	157
Pre-opening costs	1,827	2,137	5,761	6,573
Depreciation and amortization	7,569	7,336	22,620	21,825
Restructuring charges	111	2,056	472	4,365
Other expenses	869	335	1,495	817
(Gain) loss on disposal of assets	(4)	92	70	87
(Loss) income from operations	(871)	10,286	10,398	16,423

Interest expense, net	5,782	5,131	16,856	16,021
Loss on extinguishment of debt	128	4	1,229	7,333
(Loss) income before taxes	(6,781)	5,151	(7,687)	(6,931)

Provision (benefit) for income taxes	2,705	(1,711)	2,487	(4,708)
Net (loss) income	$(9,486)	$6,862	$(10,174)	$(2,223)

Less: Distributions accumulated to preferred shareholders	(15,597)	(22,456)	(59,747)	(65,410)
Net loss available to common shareholders	$(25,083)	$(15,594)	$(69,921)	$(67,633)

Basic and diluted net loss per common share	$(1.39)	$(5.32)	$(8.78)	$(23.08)

Weighted-average common shares outstanding - basic and diluted	18,036,633	2,928,964	7,965,089	2,929,928

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss) (unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Net (loss) income	$(9,486)	$6,862	$(10,174)	$(2,223)
Unrealized gain (loss) on financial instruments, net of taxes of $(171), $(420), $(0), and $(427)	17	(511)	(1,104)	(116)
Pension liability adjustment	(16)	5	18	9
Foreign currency translation adjustment	1,283	(43)	(911)	(1,227)
Comprehensive (loss) income	$(8,202)	$6,313	$(12,171)	$(3,557)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity (unaudited)

(In thousands, except share		Common Stock		Senior Preferred		Junior Preferred		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total shareholders’
and per share amounts)	Par value	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	equity
Balance as of March 2, 2013	$0.01	2,942,326	$29	202,480	$2	202,480	$2	$455,246	$2,713	$(223,830)	(13,426)	$(787)	$233,375
Net loss		—	—	—	—	—	—	—	—	(10,174)	—	—	(10,174)
Payment of distributions to preferred shareholders		—	—	—	—	—	—	—	—	(295,813)	—	—	(295,813)
Exchange preferred shares for common shares		30,619,083	306	(202,182)	(2)	(202,182)	(2)	146,479	—	(146,781)	—	—	—
Issuance of stock in initial public offering, net of costs		14,375,000	144	—	—	—	—	236,877	—	—	—	—	237,021
Tax effect of initial public offering costs		—	—	—	—	—	—	70	—	—	—	—	70
Additions of treasury stock		—	—	—	—	—	—	—	—	—	(737)	(53)	(53)
Retirement of treasury stock		(13,567)	—	(298)	—	(298)	—	(827)	—	(13)	14,163	840	—
Fractional shares payout		—	—	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation		—	—	—	—	—	—	14,854	—	—	—	—	14,854
Foreign currency translation adjustment		—	—	—	—	—	—	—	(911)	—	—	—	(911)
Unrealized loss on financial instruments, net of taxes of $0		—	—	—	—	—	—	—	(1,104)	—	—	—	(1,104)
Pension liability adjustment, net of amortization		—	—	—	—	—	—	—	18	—	—	—	18
Balance as of November 30, 2013	$0.01	47,922,842	$479	—	—	—	—	$852,698	$716	$(676,611)	—	—	$177,282

See accompanying notes

The Container Store Group, Inc.

Consolidated statements of cash flows (unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	November 30, 2013	November 24, 2012
Operating activities
Net loss	$(10,174)	$(2,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,620	21,825
Stock-based compensation	14,854	157
Loss on disposal of property and equipment	70	87
Deferred tax expense (benefit)	1,540	(6,891)
Noncash interest	1,367	1,092
Noncash refinancing expense	851	4,843
Other noncash items	86	—
Changes in operating assets and liabilities:
Accounts receivable	(2,667)	(3,745)
Inventory	(22,748)	(24,936)
Prepaid expenses and other assets	(2,506)	(5,346)
Accounts payable and accrued liabilities	7,804	20,579
Income taxes payable	(1,531)	(70)
Other noncurrent liabilities	634	1,723
Net cash provided by operating activities	10,200	7,095

Investing activities
Additions to property and equipment	(32,117)	(37,078)
Proceeds from sale of property and equipment	408	297
Net cash used in investing activities	(31,709)	(36,781)

Financing activities
Borrowings on revolving lines of credit	50,098	62,527
Payments on revolving lines of credit	(46,694)	(56,555)
Borrowings on long-term debt	120,000	290,000
Payments on long-term debt	(53,580)	(287,437)
Payment of debt issuance costs	(3,662)	(9,842)
Proceeds from issuance of common stock, net	237,021	—
Payment of distributions to preferred shareholders	(295,826)	—
Purchase of treasury shares	(53)	(189)
Net cash provided by (used in) financing activities	7,304	(1,496)
Effect of exchange rate changes on cash	(324)	(106)
Net decrease in cash	(14,529)	(31,288)
Cash at beginning of period	25,351	51,163
Cash at end of period	$10,822	$19,875
Supplemental disclosures of non-cash activities:
Exchange of outstanding preferred shares for common shares	$551,145	$—

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

November 30, 2013

1. Nature of business and summary of significant policies

Nature of business

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service.  As of November 30, 2013, The Container Store, Inc. operates 63 stores with an average size of approximately 19,000 selling square feet in 22 states and the District of Columbia.  The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems that are customizable for any area of the home.   elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company” and formerly known as TCS Holdings, Inc.), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.

On October 31, 2013, the Company’s board of directors approved a 5.9-for-one stock split of its existing common shares. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 6, 2013, the Company completed its initial public offering (“IPO”). In connection with its IPO, the Company issued and sold 14,375,000 shares of its common stock at a price of $18.00 per share. Upon completion of the IPO, the Company received net proceeds of $237,021, after deducting the underwriting discount of $17,466 and offering expenses of $4,263. On November 6, 2013, net proceeds of $205,813  from the IPO were applied as follows: (i) a distribution was made to all 140 holders of the Company’s 12% Senior Cumulative Preferred Stock (the “Senior Preferred Stock”) (including LGP and 130 of its current and former employees), which reduced the liquidation preference of such shares until such liquidation preference was reduced to $1,000.00 per share and (ii)  a distribution was made to all 140 holders of the Company’s 12% Junior Cumulative Preferred Stock (the “Junior Preferred Stock”) (including LGP and 130 of its current and former employees), which reduced the liquidation preference of such shares. On November 8, 2013, net proceeds from the IPO of $31,000 were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility (as defined below). The remaining $208 of net proceeds from the IPO was used for other operating activities.

On November 6, 2013, the Company exchanged each outstanding share of its Senior Preferred Stock and Junior Preferred Stock for 30,619,083 shares of its common stock (the “Exchange”).  You may refer to Note 9 of these financial statements for further information regarding the Exchange and other shareholders’ equity transactions during the period.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended November 30, 2013 are not necessarily indicative of the operating results of the full year. Demand is generally the highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Summary of significant policies

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended March 2, 2013 included in the Company’s final prospectus, dated October 31, 2013 and filed with the Securities and Exchange Commission (“SEC”) on November 1, 2013 (the “October 31, 2013 Prospectus”), constituting part of the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-191465), and filed with the SEC.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include The Container Store Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and applicable rules and regulations of the SEC regarding interim financial reporting. The consolidated balance sheets as of November 30, 2013 and November 24, 2012, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the thirteen and thirty-nine weeks then ended, the consolidated statements of shareholders’ equity and the consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by the Company and are unaudited. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented. The consolidated balance sheet as of March 2, 2013 has been derived from the audited consolidated balance sheet for the fiscal year then ended.

Fiscal Year

The Company follows a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months,” and its fiscal year ends on the Saturday closest to February 28th.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 718,  Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

The Company estimates the fair value of each stock option grant on the date of grant based upon the Black-Scholes option-pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:

•                  Expected Term — The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding.

•                  Expected Volatility — The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

•                  Expected Dividend Yield — The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.

•                  Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable country’s currency. The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange. Revenues and expenses of foreign subsidiaries and affiliates are translated at weighted-average rates of exchange for the period. Realized gains and losses on purchases of inventory are included in cost of sales. All other realized gains and losses are included in selling, general, and administrative expenses in the consolidated statements of operations. Unrealized gains and losses are reported as cumulative translation adjustments through other comprehensive income (loss). The rates of exchange from Swedish krona to U.S. dollar were 6.5, 6.5, and 6.7 as of November 30, 2013, March 2, 2013, and November 24, 2012, respectively. The carrying amounts of net assets related to Elfa and subject to currency fluctuation were $151,950, $142,840, and $163,520 as of November 30, 2013, March 2, 2013, and November 24, 2012, respectively.

Management Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the unaudited consolidated financial statements for the prior periods presented.

2.                                      Long-term debt and revolving lines of credit

On April 6, 2012, The Container Store, Inc.’s debt was refinanced. In connection with the refinancing, a new $275,000 Secured Term Loan Facility (the “Senior Secured Term Loan Facility”) was entered into. The Senior Secured Term Loan Facility replaced the previously existing $125,000 secured term loan and $150,000 of senior subordinated notes.  In addition, a new $75,000 Revolving Credit Facility (the “Revolving Credit Facility”) was entered into replacing the previously existing $75,000 asset-based revolving credit facility (these transactions are referred to collectively as the “Refinancing Transaction”). The Company recorded expenses of $7,333 in fiscal 2012 associated with the Refinancing Transaction. This amount consisted of $1,655 related to an early extinguishment fee on the senior subordinated notes and $4,843 of deferred financing costs where accelerated amortization was required. The Company also recorded legal fees and other associated costs of $835.

On April 8, 2013, The Container Store, Inc. executed an amendment to the Senior Secured Term Loan Facility (the “Increase and Repricing Transaction”). Under the amendment, borrowings under the Senior Secured Term Loan Facility were increased to $362,250. Borrowings under the amended Senior Secured Term Loan Facility accrued interest at a new lower rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25% and the maturity date remained as April 6, 2019. Additionally, the amendment eliminated the senior secured leverage ratio requirement. The amendment did not eliminate the restrictions on the ability of the Company’s subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions. The Company recorded expenses of $1,101 during the thirty-nine weeks ended November 30, 2013 associated with the Increase and Repricing Transaction (all of which was incurred in the first quarter of 2013). The amount consisted of $723 of deferred financing costs where accelerated amortization was required. Legal fees and other associated costs of $378 were also recorded. You may refer to Note 9 in these interim financial statements for a discussion of the $90,000 distribution payment to senior preferred shareholders that was funded by the increased borrowings.

On November 8, 2013, net proceeds of $31,000 from the IPO were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility.

On November 27, 2013, The Container Store, Inc. executed a second amendment to the Senior Secured Term Loan Facility (the “Repricing Transaction”). Under the amended Senior Secured Term Loan Facility, borrowings accrue interest at a new lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% and the maturity date remained as April 6, 2019. The second amendment did not eliminate the restrictions on the ability of the Company’s subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions. The Company recorded expenses of $128, where accelerated amortization was required, during the thirteen weeks ended November 30, 2013 associated with the Repricing Transaction.

Long-term debt and revolving lines of credit consist of the following:

	November 30, 2013	March 2, 2013	November 24, 2012
Secured term loan, U.S.	$329,439	$272,938	$273,625
Secured term loan, Sweden	2,864	5,812	6,570
Secured revolving credit, U.S.	14,000	—	15,000
Mortgage and other loans	5,535	6,621	7,394
	351,838	285,371	302,589
Less current portion	(8,975)	(9,023)	(8,878)
	$342,863	$276,348	$293,711
Secured revolving credit, Sweden	$16,679	$13,482	$17,027

3.                                      Inventory

The components of inventory are summarized below:

	November 30, 2013	March 2, 2013	November 24, 2012
Raw materials	$5,011	$5,657	$6,404
Work-in-progress	1,618	1,983	1,948
Finished goods	98,495	74,803	87,754
	$105,124	$82,443	$96,106

4.                                      Net income (loss) per share

Basic net income (loss) per common share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Net income (loss) available to common shareholders is computed as net income (loss) less accumulated distributions to preferred shareholders for the period.

The following is a reconciliation of net income (loss) available to common shareholders and the number of shares used in the basic and diluted net loss per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Numerator:
Net (loss) income	$(9,486)	$6,862	$(10,174)	$(2,223)
Less: Distributions accumulated to preferred shareholders	(15,597)	(22,456)	(59,747)	(65,410)
Net loss available to common shareholders	$(25,083)	$(15,594)	$(69,921)	$(67,633)

Denominator:
Weighted average common shares outstanding — basic and diluted	18,036,633	2,928,964	7,965,089	2,929,928

Basic and diluted net loss per common share	$(1.39)	$(5.32)	$(8.78)	$(23.08)

Antidilutive securities not included:
Stock options outstanding	319,190	—	140,527	—

5.                                      Pension plan

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 2% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $2,117 and $2,281 for defined contribution plans in the thirty-nine weeks ended November 30, 2013 and November 24, 2012, respectively.

6.                                      Income taxes

The Company’s effective income tax rate for the thirty-nine weeks ended November 30, 2013 was (32.4%) compared to 67.9% for the thirty-nine weeks ended November 24, 2012. The effective income tax rates fell below the federal statutory rate in 2013 primarily due to $5,707 of tax expense resulting from a valuation allowance recorded on the IPO-related stock-based compensation deferred tax asset recorded in the third quarter and $719 of tax expense resulting from a valuation allowance recorded on deferred tax assets of certain foreign subsidiaries of the Company.  The effective income tax rates exceeded the federal statutory rate in 2012 primarily due to decreases in the valuation allowance on deferred tax assets and a $3,742 tax benefit recorded in 2012 related a reduction in statutory Swedish tax rates and special economic zone incentives in Poland.

7.                                      Commitments and contingencies

In connection with insurance policies, The Container Store, Inc. has outstanding standby letters of credit totaling $2,986 as of November 30, 2013.

The Company is subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business. While the outcome of these and other claims cannot be predicted with certainty, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s business, results of operations, or financial condition on an individual basis or in the aggregate.

8.                                      Stock-based compensation

In fiscal 2012, the Company implemented the 2012 Stock Option Plan of The Container Store Group, Inc. (“2012 Equity Plan”). The 2012 Equity Plan provides for grants of nonqualified stock options and incentive stock options.  On October 31, 2013, the Company’s board of directors approved the modification of 240,435 outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting. The Company recognized approximately $1,594 of compensation expense in the thirteen weeks ended November 30, 2013 related to the modification of these stock options.

On October 16, 2013, the Company’s board of directors approved the 2013 Incentive Award Plan (“2013 Equity Plan”). The 2013 Equity Plan provides for grants of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments. There were 3,616,570 shares reserved for issuance under the 2013 Equity Plan.

On October 31, 2013, the Company granted 2,622,721 nonqualified stock options under the 2013 Equity Plan to its directors and certain of its employees. The stock options granted were approved by the Company’s board of directors and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were 1,666,066 options granted that immediately vested upon closing of the IPO on November 6, 2013. The remaining stock options granted will vest in equal annual installments over 7 years. The Company recognized $13,008 of compensation expense in the thirteen weeks ended November 30, 2013 related to the 2013 Equity Plan options granted.

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense in the consolidated statements of operations, on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. Stock-based compensation cost recognized in the thirteen and thirty-nine weeks ended November 30, 2013 totaled $14,641 and $14,854, respectively. Stock-based compensation cost recognized in the thirteen and thirty-nine weeks ended November 24, 2012 totaled $157. As of November 30, 2013, there was a remaining unrecognized compensation cost of $7,916 (net of estimated forfeitures) that the Company expects to be recognized on a straight-line basis over an average remaining service period of approximately 6.9 years.

The following table summarizes the Company’s stock option activity during the thirty-nine weeks ended November 30, 2013:

	Shares	Weighted- average exercise price	Weighted-average contractual term remaining
		(Per share data)	(In Years)
Balance at March 2, 2013:	244,064	$17.01	—
Granted	2,622,721	$18.00	—
Exercised	—	—	—
Canceled	(7,627)	$17.49	—
Balance at November 30, 2013	2,859,158	$17.92	9.81

The aggregate intrinsic value of the 2,859,158 stock options outstanding is $65,112.  The Company has 1,906,017 exercisable stock options as of November 30, 2013 with a weighted average exercise price of $17.88 and an aggregate intrinsic value of $43,485.

The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

•                  Expected Term — The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding.  The Company utilized the simplified method for calculating the expected term for stock options as we do not have sufficient historical data to calculate based on actual exercise and forfeiture activity.

•                  Expected Volatility — The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

•                  Expected Dividend Yield — The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.

•                  Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

The following table summarizes the weighted-average assumptions used to measure the grant date fair value of the non-qualified stock options granted under the 2013 Equity Plan using the Black Scholes option pricing model for the thirty-nine weeks ended November 30, 2013:

Thirty-Nine Weeks Ended
November 30, 2013
Expected term	5.7 years
Expected volatility	48.28%
Risk-free interest rate	1.49%
Expected dividend yield	0%

9.                                      Shareholders’ equity

Common stock

On August 16, 2007, the Company issued 2,942,326 shares of common stock (giving effect to the stock split discussed below) with a par value of $0.01 per share at a price of $17.01 per share. The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

On October 31, 2013, the Company’s board of directors retired 13,567 shares of common stock (giving effect to the stock split discussed below) held in treasury.

On October 31, 2013, the Company’s board of directors approved a 5.9-for-one stock split of its existing common shares. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 6, 2013, the Company completed its IPO. In connection with its IPO, the Company issued and sold 14,375,000 shares of its common stock at a price of $18.00 per share. Upon completion of the offering, the Company received net proceeds of approximately $237,021, after deducting the underwriting discount of $17,466 and offering expenses of $4,263.

Preferred Stock

On April 9, 2013, the Company paid a distribution to holders of its Senior Preferred Stock in the amount of $90,000. Refer to Note 2 for a discussion of the Increase and Repricing Transaction whereby $90,000 of additional secured term loans were executed to fund this distribution. There were zero, $382,847, and $357,908 cumulative preferred share distributions in arrears as of November 30, 2013, March 2, 2013 and November 24, 2012, respectively. These distributions in arrears were not declared by the board of directors and, therefore, have not been accrued on the accompanying consolidated balance sheets as of March 2, 2013 and November 24, 2012. The distributions in arrears were eliminated as of November 6, 2013 through the Distribution and the Exchange, discussed below.

On October 31, 2013, the Company’s board of directors retired 298 shares of Senior Preferred Stock and 298 shares of Junior Preferred Stock held in treasury.

On November 6, 2013, in connection with the completion of the Company’s IPO, a distribution in the aggregate amount of $205,813 (the “Distribution”), was paid from the net proceeds of the offering, (i) first, to all 140 holders of the Company’s Senior Preferred Stock (including LGP and 130  current and former employees of the Company), which reduced the liquidation preference of such shares until such liquidation preference was reduced to $1,000.00 per share and (ii) second, the remainder was distributed to all 140 holders of the Company’s Junior Preferred Stock (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares.

On November 6, 2013, the Company consummated the Exchange, pursuant to which the Company exchanged the liquidation preference per outstanding share of its Senior Preferred Stock and Junior Preferred Stock, after giving effect to the payment of the Distribution, for 30,619,083 shares of its common stock.  The amount of common stock issued in the Exchange was determined by dividing (a) the liquidation preference amount of such preferred stock by (b) the IPO price of $18.00 per share.  On an as adjusted basis to give effect to the Distribution and prior to the Exchange, the liquidation preference per share of its outstanding Senior Preferred Stock was $1,000.00 and the liquidation preference per share of its outstanding Junior Preferred Stock was $1,725.98.

Following the Exchange, the Company has no outstanding preferred stock.

10.                               Accumulated other comprehensive income (loss) (AOCI)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the thirty-nine weeks ended November 30, 2013:

	Foreign currency forward contracts	Minimum pension liability	Foreign currency translation	Total
Balance at March 2, 2013	$1,545	$(972)	$2,140	$2,713
Other comprehensive income (loss) before reclassifications, net of tax	(560)	18	(911)	(1,453)
Amounts reclassified to earnings, net of tax	(544)	—	—	(544)
Balance at November 30, 2013	$441	$(954)	$1,229	$716

Amounts reclassified from accumulated other comprehensive income (loss) for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 11.

11.                               Foreign currency forward contracts

The Company’s international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts in Swedish krona to stabilize its retail gross margins and to protect its domestic operations from downward currency exposure by hedging purchases of inventory from its wholly owned subsidiary, Elfa. In the thirty-nine weeks ended November 30, 2013, the Company used forward contracts for 87% of inventory purchases in

Swedish krona. All of the Company’s currency-related hedge instruments have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement. The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records its financial hedge instruments on a gross basis and generally does not require collateral from these counterparties because it does not expect any losses from credit exposure. The Company does not have any material financial hedge instruments that do not qualify for hedge accounting treatment as of November 30, 2013, March 2, 2013 and November 24, 2012. The Company records all foreign currency forward contracts on its consolidated balance sheets at fair value. Forward contracts not designated as hedges are adjusted to fair value through income.

The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in accumulated other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instruments’ fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company recorded the fair value of its unsettled foreign currency forward contracts as cash flow hedges, resulting in zero, $1,103, and $615 total current asset in the consolidated balance sheet as of November 30, 2013, March 2, 2013, and November 24, 2012, respectively.

The Company recorded $441 in accumulated other comprehensive gain at November 30, 2013, all of which represents unrealized gains that have been recorded for settled forward contracts related to inventory on hand as of November 30, 2013. The Company expects the unrealized gain of $441, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

12.                               Fair value measurements

Under generally accepted accounting principles, the Company is required to a) measure certain assets and liabilities at fair value or b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three- tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:

•                  Level 1—valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•                  Level 2—valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3—valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

As of November 30, 2013, March 2, 2013, and November 24, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash, the nonqualified retirement plan, and foreign currency forward contracts. Cash consists of cash on hand. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. Foreign currency forward contracts are related to the Company’s efforts to manage foreign currency fluctuation on purchases of inventory in Swedish krona. The Company’s foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 11 for further information on the Company’s hedging activities.

The fair values of the nonqualified retirement plan and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these items as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820 at November 30, 2013, March 2, 2013, and November 24, 2012:

Description		Balance Sheet Location	November 30, 2013	March 2, 2013	November 24, 2012
Assets
Cash	Level 1	Cash	$10,822	$25,351	$19,875
Nonqualified retirement plan	Level 2	Prepaid expenses and other current assets	3,200	2,569	2,326
Foreign currency hedge instruments	Level 2	Forward contracts	—	1,103	615
Total assets			$14,022	$29,023	$22,816
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,207	2,582	2,338
Total liabilities			$3,207	$2,582	$2,338

The fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 3 valuations). As of November 30, 2013, March 2, 2013, and November 24, 2012, the carrying values and estimated fair values of the Company’s long-term debt, including current maturities, were:

	November 30, 2013
	Carrying value	Fair value
Secured term loan, U.S.	$329,439	$329,439
Secured term loan, Sweden	2,864	2,959
Secured revolving credit, U.S.	14,000	14,000
Other loans	5,535	5,521
Total	$351,838	$351,919

	March 2, 2013
	Carrying value	Fair value
Secured term loan, U.S.	$272,938	$261,718
Secured term loan, Sweden	5,812	5,864
Other loans	6,621	6,675
Total	$285,371	$274,257

	November 24, 2012
	Carrying value	Fair value
Secured term loan, U.S.	$273,625	$262,406
Secured term loan, Sweden	6,570	6,628
Secured revolving credit, U.S.	15,000	15,000
Other loans	7,394	7,464
Total	$302,589	$291,498

13.                               Segment reporting

The Company’s reportable segments were determined on the same basis as how it evaluates the performance internally. The Company’s two reportable segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as the installation services business. These operating segments have been aggregated into a single reportable segment based on the similar customer base that they share, the fact that the merchandise offered is largely the same, and also because they are closely integrated logistically and operationally.

The Elfa segment includes the manufacturing business which produces the elfa® brand products that are sold domestically exclusively through the TCS segment, as well as throughout Europe. The intersegment sales in the Elfa column represent elfa® product sales to the TCS segment. These sales and the related gross margin on product recorded in TCS inventory balances at the end of the period are eliminated for consolidation purposes in the Corporate/Other column. The net sales to external customers in the Elfa column represent sales to customers outside of the United States.

Amounts in the Corporate/Other column include unallocated corporate expenses and assets, intersegment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.

In general, the Company uses the same measurements to calculate earnings or loss before income taxes for reportable segments as it does for the consolidated company. However, interest expense and loss on extinguishment of debt related to the domestic secured term loan and revolver is recorded in the Corporate/Other column.

Thirteen Weeks Ended November 30, 2013	TCS	Elfa	Corporate/ other	Total
Net sales to external customers	$163,744	$24,554	$—	$188,298
Intersegment sales	—	27,455	(27,455)	—
Interest expense, net	13	288	5,481	5,782
Earnings (loss) before income taxes (including $14,641 stock-based compensation) (1)	(3,188)	8,855	(12,448)	(6,781)
Assets(2)	612,351	141,074	21,535	774,960

Thirteen Weeks Ended November 24, 2012	TCS	Elfa	Corporate/ other	Total
Net sales to external customers	$147,722	$27,694	$—	$175,416
Intersegment sales	—	23,459	(23,459)	—
Interest expense, net	28	282	4,821	5,131
Earnings (loss) before income taxes (including $157 stock-based compensation) (1)	9,313	5,478	(9,640)	5,151
Assets(2)	588,436	158,958	19,908	767,302

Thirty-Nine Weeks Ended November 30, 2013	TCS	Elfa	Corporate/ other	Total
Net sales to external customers	$466,543	$65,173	$—	$531,716
Intersegment sales	—	47,414	(47,414)	—
Interest expense, net	45	723	16,088	16,856
Earnings (loss) before income taxes (including $14,854 stock-based compensation) (1)	13,771	7,480	(28,938)	(7,687)
Assets(2)	612,351	141,074	21,535	774,960

Thirty-Nine Weeks Ended November 24, 2012	TCS	Elfa	Corporate/ other	Total
Net sales to external customers	$418,071	$71,661	$—	$489,732
Intersegment sales	—	39,826	(39,826)	—
Interest expense, net	85	760	15,176	16,021
Earnings (loss) before income taxes (including $157 stock-based compensation) (1)	22,752	1,360	(31,043)	(6,931)
Assets(2)	588,436	158,958	19,908	767,302

(1)  The Corporate/Other column includes $128 and $4 loss on extinguishment of debt for the thirteen weeks ended November 30, 2013 and November 24, 2012, respectively. The Corporate/Other column includes $1,229 and $7,333 loss on extinguishment of debt for the thirty-nine weeks ended November 30, 2013 and November 24, 2012, respectively.

(2)  Tangible assets and trade names in the Elfa column are located outside of the United States. Assets in Corporate/Other include assets located in corporate headquarters and distribution center, and include deferred tax assets and fair value of forward contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

Overview

We are the leading specialty retailer of storage and organization products in the United States. We are the original storage and organization specialty retailer and the only national retailer solely devoted to the category. Our goal is to help provide order to an increasingly busy and chaotic world. We provide creative, multifunctional, customizable storage and organization solutions that help our customers save time, save space and improve the quality of their lives. The breadth, depth and quality of our product offerings are designed to appeal to a broad demographic, including our core customers, who are predominantly female, affluent, highly educated and busy.

Our operations consist of two reporting segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation services business. As of November 30, 2013, we operate 63 stores with an average size of approximately 19,000 selling square feet in 22 states and the District of Columbia. We also offer all of our products directly to customers through our website and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

•                  Elfa, which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S.  Elfa also sells its products on a wholesale basis to various retailers in more than 30 countries around the world, with a concentration in the Nordic region of Europe.

How we assess the performance of our business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, and selling, general and administrative expenses. In addition, we also review other important metrics such as comparable store sales, average ticket and Adjusted EBITDA.

Net sales

Net sales reflect our sales of merchandise plus other services provided, such as shipping, delivery, and installation, less returns and discounts. Net sales also include wholesale sales by Elfa. Revenue from our TCS segment is recognized upon receipt of the product by our customers or upon completion of the service to our customers. Elfa segment revenue is recorded upon shipment.

The retail and wholesale businesses in which we operate are cyclical, and consequently our sales are affected by general economic conditions. Purchases of our products are sensitive to trends in the levels of consumer spending, which are affected by a number of factors such as consumer disposable income, housing market conditions, stock market performance, consumer debt, interest rates, tax rates and overall consumer confidence.

Our business is moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which begins on December 24th and runs into early February each year.

Gross profit and gross margin

Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales in our TCS segment includes the purchase cost of inventory less vendor rebates, in-bound freight, as well as inventory shrinkage. Costs incurred to ship or deliver merchandise to customers, as well as direct installation costs, are also included in cost of sales in our TCS segment. Elfa segment cost of sales from manufacturing operations includes direct costs associated with production, primarily material and wages. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures by other retailers. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be impacted by changes in the mix of products sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Gross margin for our TCS segment is also susceptible to foreign currency risk as purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance.

Selling, general and administrative expenses

Selling, general and administrative expenses includes all operating costs not included in cost of sales, stock-based compensation, or pre-opening costs. For our TCS segment, these include all payroll and payroll-related expenses, marketing expenses, all occupancy expenses (which include rent, real estate taxes, common area maintenance, utilities, telephone, property insurance, and repair and maintenance), costs to ship product from the distribution center to our stores, and supplies expenses. We also incur costs for our distribution and corporate office operations. For our Elfa segment, these include sales and marketing expenses, product development costs, and all expenses related to operations at headquarters. Depreciation and amortization is excluded from both gross profit and selling, general and administrative expenses.  Selling, general and administrative expenses includes both fixed and variable components and, therefore, is not directly correlated with net sales. The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act.

New store pre-opening costs

Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Comparable store sales

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. When a store is relocated, we continue to include sales from that store in comparable store sales. Sales from our website and call center, which are included in our net sales for all periods discussed below, are also included in calculations of comparable store sales.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period-over-period net sales in stores that have been open for fifteen months or more. Various factors affect comparable store sales, including:

•                  national and regional economic trends in the United States;

•                  changes in our merchandise mix;

•                  changes in pricing;

•                  changes in timing of promotional events or holidays; and

•                  weather.

Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our net sales will come from stores not included in our comparable store sales calculation. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

Average ticket

Average ticket for any period is calculated by dividing (a) net sales of merchandise from our TCS segment for that period (regardless of whether such net sales are included in comparable sales for such period) by (b) the number of transactions for that period comprising such net sales. Historically, the average ticket for our elfa® department has been significantly higher than our overall average ticket.

Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management, our board of directors and LGP to assess our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and is the basis for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. For reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, see “Results of Operations.”

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, unless otherwise stated.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the thirteen and thirty-nine weeks ended November 30, 2013 and November 24, 2012 (categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+)). For segment data, see Note 13 to our unaudited consolidated financial statements.

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Net sales	$188,298	$175,416	$531,716	$489,732
Cost of sales (excluding depreciation and amortization)	75,359	71,302	218,176	202,463
Gross profit	112,939	104,114	313,540	287,269
Selling, general and administrative expenses (excluding depreciation and amortization)	88,797	81,715	257,870	237,022
Stock-based compensation	14,641	157	14,854	157
Pre-opening costs*	1,827	2,137	5,761	6,573
Depreciation and amortization	7,569	7,336	22,620	21,825
Restructuring charges+	111	2,056	472	4,365
Other expenses	869	335	1,495	817
(Gain) loss on disposal of assets	(4)	92	70	87
(Loss) income from operations	(871)	10,286	10,398	16,423
Interest expense, net	5,782	5,131	16,856	16,021
Loss on extinguishment of debt*	128	4	1,229	7,333
(Loss) income before taxes	(6,781)	5,151	(7,687)	(6,931)
Provision (benefit) for income taxes	2,705	(1,711)	2,487	(4,708)
Net (loss) income	$(9,486)	$6,862	$(10,174)	$(2,223)

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	40.0%	40.6%	41.0%	41.3%
Gross profit	60.0%	59.4%	59.0%	58.7%
Selling, general and administrative expenses (excluding depreciation and amortization)	47.2%	46.6%	48.5%	48.4%
Stock-based compensation	7.8%	0.1%	2.8%	0.0%
Pre-opening costs*	1.0%	1.2%	1.1%	1.3%
Depreciation and amortization	4.0%	4.2%	4.3%	4.5%
Restructuring charges+	0.1%	1.2%	0.1%	0.9%
Other expenses	0.5%	0.2%	0.3%	0.2%
(Gain) loss on disposal of assets	0.0%	0.1%	0.0%	0.0%
(Loss) income from operations	(0.5)%	5.9%	2.0%	3.4%
Interest expense, net	3.1%	2.9%	3.2%	3.3%
Loss on extinguishment of debt*	0.1%	0.0%	0.2%	1.5%
(Loss) income before taxes	(3.6)%	2.9%	(1.4)%	(1.4)%
Provision (benefit) for income taxes	1.4%	(1.0)%	0.5%	(1.0)%
Net (loss) income	(5.0)%	3.9%	(1.9)%	(0.5)%
Operating data:
Comparable store sales growth for the period (1)*	4.7%	4.3%	3.6%	5.2%
Number of stores open at end of period*	63	58	63	58
Average ticket*	$61.49	$58.62	$58.86	$56.02
Non-GAAP measures (2):
Adjusted EBITDA (3)	$24,103	$22,456	$56,822	$52,595
Adjusted net income (4)	$5,195	$5,288	$5,669	$4,201
Adjusted net income per common share - diluted (4)	$0.11	$0.11	$0.12	$0.09

(1) In fiscal 2012, the Company’s fiscal year included 53 weeks.  As a result, sales recorded in weeks twenty-seven through thirty-nine of fiscal 2013 are comparable to weeks twenty-eight through forty of fiscal 2012, and weeks one through thirty-nine of fiscal 2013 are comparable to weeks two through forty of fiscal 2012 in the comparable store sales growth percentages in this table.

(2)  We have presented certain non-GAAP measures as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.  These non-GAAP measures are key metrics used by management, our board of directors and LGP to assess our financial performance.  These non-GAAP measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

(3) EBITDA and Adjusted EBITDA have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized.

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Net (loss) income	$(9,486)	$6,862	$(10,174)	$(2,223)
Depreciation and amortization	7,569	7,336	22,620	21,825
Interest expense, net	5,782	5,131	16,856	16,021
Income tax expense (benefit)	2,705	(1,711)	2,487	(4,708)
EBITDA	$6,570	$17,618	$31,789	$30,915
Management fees(a)	167	250	667	750
Pre-opening costs*(b)	1,827	2,137	5,761	6,573
IPO costs*(c)	764	—	1,170	—
Non-cash rent(d)	(44)	433	658	1,739
Restructuring charges+(e)	111	2,056	472	4,365
Stock-based compensation(f)	14,641	157	14,854	157
Loss on extinguishment of debt*(g)	128	4	1,229	7,333
Foreign exchange (gains) losses(h)	(191)	(563)	(176)	(119)
Other adjustments(i)	130	364	398	882
Adjusted EBITDA	$24,103	$22,456	$56,822	$52,595

(a)  Fees paid to LGP in accordance with our management services agreement, which terminated upon closing of our IPO.

(b)  Non-capital expenditures associated with opening new stores and relocating stores. We adjust for these costs to facilitate comparisons of our performance from period to period.

(c)  Charges incurred in connection with our IPO, which we do not expect to recur and do not consider in our evaluation of ongoing performance.

(d)  Reflects the extent to which our annual GAAP rent expense has been above or below our cash rent payments due to lease accounting adjustments. The adjustment varies depending on the average age of our lease portfolio (weighted for size), as our GAAP rent expense on younger leases typically exceeds our cash cost, while our GAAP rent expense on older leases is typically less than our cash cost. Although our GAAP rent expense has exceeded our cash rent payments through our last fiscal year, as our lease portfolio matures we expect our cash rent payments to exceed our GAAP rent expense, beginning in fiscal 2013.

(e)  Includes charges incurred to restructure business operations at Elfa, including the sale of a subsidiary in Germany and a manufacturing facility in Norway in fiscal 2012, as well as the relocation of certain head office functions in sales and marketing from the Västervik, Sweden, manufacturing location to the group headquarters in Malmö, Sweden in fiscal 2012, which we do not consider in our evaluation of our ongoing performance.

(f)  Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(g)  Loss recorded as a result of the repayment of the then outstanding term loan facility and senior subordinated notes in April 2012, and the amendments made to the Senior Secured Term Loan Facility in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing operations.

(h)  Realized foreign exchange transactional gains/losses.

(i)  Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including costs incurred in preparations for our IPO and other charges.

(4) Adjusted net income and adjusted net income per common share — diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP.  We define adjusted net income as net loss available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share — diluted as adjusted net income divided by the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. November 30, 2013), assuming those shares were outstanding at the beginning of all periods presented.  We use adjusted net income and adjusted net income per common share — diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net loss available to common shareholders and diluted net loss per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share - diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Numerator:
Net loss available to common shareholders	$(25,083)	$(15,594)	$(69,921)	$(67,633)
Distributions accumulated to preferred shareholders(a)	15,597	22,456	59,747	65,410
Stock-based compensation(b)	14,602	—	14,602	—
IPO costs*(c)	764	—	1,170	—
Restructuring charges+(d)	111	2,056	472	4,365
Goodwill and trade name impairment+(e)	—	—	—	—
Loss on extinguishment of debt*(f)	128	4	1,229	7,333
Taxes(g)	(924)	(3,634)	(1,630)	(5,274)
Adjusted net income	$5,195	$5,288	$5,669	$4,201

Denominator:
Weighted average common shares outstanding — diluted	18,036,633	2,928,964	7,965,089	2,929,928
Adjust weighting factor of outstanding shares(h)	30,778,609	44,993,878	40,850,153	44,992,914
Adjusted weighted average common shares outstanding - diluted	48,815,242	47,922,842	48,815,242	47,922,842

Adjusted net income per common share - diluted	$0.11	$0.11	$0.12	$0.09

(a) Distributions accumulated to preferred shareholders in arrears were eliminated as of November 6, 2013 through the Distribution and Exchange and are not considered in our evaluation of ongoing performance.

(b) Non-cash charges related to stock-based compensation programs incurred in connection with our IPO, which we do not consider in our evaluation of our ongoing performance.  This amount includes $13,008 of stock-based compensation expense incurred as a result of the 2013 Equity Plan stock option grants.  It also includes $1,594 of stock-based compensation expense related to the modification of options granted as part of the 2012 Equity Plan to provide for immediate vesting.

(c) Charges incurred in connection with our IPO, which we do not expect to recur and do not consider in our evaluation of ongoing performance.

(d) Includes charges incurred to restructure business operations at Elfa, including the sale of a subsidiary in Germany and a manufacturing facility in Norway in fiscal 2012, as well as the relocation of certain head office functions in sales and marketing from the Västervik, Sweden, manufacturing location to the group headquarters in Malmö, Sweden in fiscal 2012, which we do not consider in our evaluation of our ongoing performance.

(e) Non-cash charges related to impairment of intangible assets, primarily related to Elfa, which we do not consider in our evaluation of our ongoing performance.  We did not record impairment charges in the periods presented.

(f) Loss recorded as a result of the repayment of the then outstanding term loan facility and senior subordinated notes in April 2012, and the amendments made to the Senior Secured Term Loan Facility in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing performance.

(g) Tax impact of adjustments to net (loss) income, as well as the exclusion of a tax benefit recorded in the third quarter of fiscal 2012 as a result of a reduction in the Swedish tax rate from 26.3% to 22.0%, which we do not consider in our evaluation of ongoing performance.

(h) Calculated based on assumption that the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. November 30, 2013) were outstanding at the beginning of all periods presented.

Thirteen Weeks Ended November 30, 2013 Compared to Thirteen Weeks Ended November 24, 2012

Net sales

The following table summarizes our net sales for the thirteen weeks ended November 30, 2013 and November 24, 2012:

	Thirteen Weeks Ended November 30, 2013	% total	Thirteen Weeks Ended November 24, 2012	% total
TCS net sales	$163,744	87.0%	$147,722	84.2%
Elfa third party net sales	24,554	13.0%	27,694	15.8%
Net Sales	$188,298	100.0%	$175,416	100.0%

Net sales in the thirteen weeks ended November 30, 2013 increased by $12,882, or 7.3%, compared to the thirteen weeks ended November 24, 2012. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended November 24, 2012	$175,416
Incremental net sales increase (decrease) due to:
Comparable stores (including a $774, or 10.2%, increase in online sales)	6,347
New stores	8,756
Elfa third party net sales	(3,140)
Other	919
Net sales for the thirteen weeks ended November 30, 2013	$188,298

This increase in net sales was driven by comparable store sales growth of 4.7%, which is primarily attributable to an increase in the comparable average ticket of 5.8%, which more than offset a 1.0% decrease in transactions.  In addition, comparable store sales growth benefited from the anniversary of Hurricane Sandy and the timing shift of our Annual Shelving Sale.  These benefits were offset slightly by the later Thanksgiving holiday and Cyber Week that resulted in some sales shifting into the fourth quarter of fiscal 2013.  New store net sales increases are due to eight incremental stores, three of which were opened in fiscal 2012 and five of which were opened in the first thirty-nine weeks of fiscal 2013.  These increases were partially offset by the $3,140 decline in Elfa segment third party sales. Elfa’s third party sales were impacted negatively by the sale of an unprofitable German subsidiary in the fourth quarter of fiscal 2012, as well as continued weakness in the Nordic market.

Gross profit and gross margin

Gross profit in the thirteen weeks ended November 30, 2013 increased by $8,825, or 8.5%, compared to the thirteen weeks ended November 24, 2012. The increase in gross profit was primarily the result of increased sales, as well as improved margins on a consolidated basis. The following table summarizes the gross margin for the thirteen weeks ended November 30, 2013 and the thirteen weeks ended November 24, 2012, respectively, by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirteen Weeks Ended
	November 30, 2013	November 24, 2012
TCS gross margin	58.9%	59.1%
Elfa gross margin	40.5%	38.8%
Total gross margin	60.0%	59.4%

TCS gross margin declined 20 basis points in the thirteen weeks ended November 30, 2013 as compared to the thirteen weeks ended November 24, 2012.  The decline in TCS gross margin is primarily due to higher inter-segment cost of sales in our elfa® department, as the U.S. dollar weakened as compared to the Swedish krona, with such impact partially offset by currency hedging as discussed in Note 11.  Elfa gross margin increased 170 basis points in the thirteen weeks ended November 30, 2013 as compared to the thirteen weeks ended November 24, 2012.  The increase in Elfa’s gross margin was primarily attributable to favorable direct materials and freight costs, as well as realized efficiencies on manufacturing overhead during the fiscal quarter.  On a consolidated basis, gross margin increased 60 basis points in the thirteen weeks ended November 30, 2013 as compared to the thirteen weeks ended November 24, 2012.  This was primarily due to a larger percentage of sales coming from the more profitable TCS segment, partially offset by declines in gross margin at our TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended November 30, 2013 increased by $7,082, or 8.7%, compared to the thirteen weeks ended November 24, 2012. The increase in selling, general and administrative expenses was primarily due to the increase in sales. The following table summarizes the selling, general and administrative expenses as a percentage of consolidated net sales for the thirteen weeks ended November 30, 2013 and the thirteen weeks ended November 24, 2012:

	Thirteen Weeks Ended
	November 30, 2013 % of net sales	November 24, 2012 % of net sales
TCS selling, general and administrative	41.7%	40.8%
Elfa selling, general and administrative	5.5%	5.8%
Total selling, general and administrative	47.2%	46.6%

Total selling, general, and administrative expenses increased by 60 basis points as a percentage of total net sales, primarily due to expenses incurred in preparation for our IPO and operating as a public company, as well as a timing shift of direct mail expenses at our TCS segment.

Stock-based compensation

We recorded $14,641 of stock-based compensation expense in the thirteen weeks ended November 30, 2013.  Of the $14,641, $1,594 was due to the modification of 240,435 outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting as of October 31, 2013.  Additionally, $12,969 was due to 1,666,066 stock options granted under the 2013 Equity Plan which immediately vested upon closing of the IPO.  The Company also recorded $39 of stock-based compensation expense due to 956,655 stock options granted under the 2013 Equity Plan, which vest in equal annual installments over seven years.

Pre-opening costs

Pre-opening costs decreased $310, or 14.5%, in the thirteen weeks ended November 30, 2013 to $1,827, as compared to $2,137 in the thirteen weeks ended November 24, 2012. We incurred pre-opening costs for two stores in the thirteen weeks ended November 30, 2013, both of which opened during that time. These costs were less than those incurred in advance of opening two stores (one new store and one relocation) in the thirteen weeks ended November 24, 2012 due to a timing shift of these costs.

Restructuring charges

Restructuring charges decreased $1,945, or 94.6%, in the thirteen weeks ended November 30, 2013 to $111, as compared to $2,056 in the thirteen weeks ended November 24, 2012.  During fiscal 2012, Elfa implemented a plan to restructure its business operations to improve efficiency.  In conjunction with these efforts, a subsidiary in Germany was sold and a manufacturing facility in Norway was shut down and consolidated into a like facility in Sweden.  Additionally, certain head office functions in sales and marketing were relocated from the Västervik, Sweden, manufacturing location to the group headquarters in Malmo, Sweden.  Most of the costs associated with these restructuring efforts were incurred in fiscal 2012 and we expect these costs to be minimal for the remainder of fiscal 2013.

Other expenses

Other expenses increased $534, or 159.4%, in the thirteen weeks ended November 30, 2013 to $869, as compared to $335 in the thirteen weeks ended November 24, 2012.  The increase is primarily due to costs incurred in conjunction with our IPO.

Interest expense, net

Interest expense, net increased $651, or 12.7%, to $5,782 in the thirteen weeks ended November 30, 2013 as compared to $5,131 in the thirteen weeks ended November 24, 2012. The increase resulted primarily from additional principal amount of $90,000 in combination with the April 2013 Increase and Repricing Transaction.  The increased interest expense was offset in part by the lower interest rate under the amended Senior Secured Term Loan Facility resulting from the Increase and Repricing Transaction, as well as a $31,000 repayment on the Senior Secured Term Loan Facility subsequent to the completion of our IPO in November 2013.

Loss on extinguishment of debt

On November 27, 2013, The Container Store, Inc. executed a second amendment to the Senior Secured Term Loan Facility (the “Repricing Transaction”). Under the second amendment, borrowings under the Senior Secured Term Loan Facility accrue interest at a new lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% and the maturity date remained as April 6, 2019. The second amendment did not eliminate the restrictions on the ability of the Company’s subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions. The Company recorded expenses of $128, where accelerated amortization was required, during the thirteen weeks ended November 30, 2013 associated with the Repricing Transaction.

Taxes

The Company recorded a provision for income taxes of $2,705 in the thirteen weeks ended November 30, 2013 as compared to a benefit for income taxes of $1,711 in the thirteen weeks ended November 24, 2012. The increase in income taxes was largely attributable to a $5,707 of tax expense resulting from a valuation allowance recorded on the IPO-related stock-based compensation deferred tax asset and $719 of tax expense resulting from a valuation allowance recorded on deferred tax assets of certain foreign subsidiaries of the Company in the third quarter of fiscal 2013. Additionally, in the third quarter of fiscal 2012, a $3,742 tax benefit was recorded relating to a reduction in statutory Swedish tax rates and special economic zone incentives in Poland.

Thirty-Nine Weeks Ended November 30, 2013 Compared to Thirty-Nine Weeks Ended November 24, 2012

Net sales

The following table summarizes our net sales for the thirty-nine weeks ended November 30, 2013 and November 24, 2012:

	Thirty-Nine Weeks Ended November 30, 2013	% total	Thirty-Nine Weeks Ended November 24, 2012	% total
TCS net sales	$466,543	87.7%	$418,071	85.4%
Elfa third party net sales	65,173	12.3%	71,661	14.6%
Net Sales	$531,716	100.0%	$489,732	100.0%

Net sales in the thirty-nine weeks ended November 30, 2013 increased by $41,984, or 8.6%, compared to the thirty-nine weeks ended November 24, 2012. This increase is comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended November 24, 2012	$489,732
Incremental net sales increase (decrease) due to:
Comparable stores (including a $2,846, or 14.7%, increase in online sales)	17,645
New stores	28,859
Elfa third party net sales	(6,488)
Other	1,968
Net sales for the thirty-nine weeks ended November 30, 2013	$531,716

This increase in net sales was driven by comparable store sales growth of 3.6%, which is primarily attributable to an increase in the comparable average ticket of 5.2%, which more than offset a 1.6% decrease in transactions.  New store net sales increases are due to ten incremental stores, five of which were opened in the thirty-nine weeks ended November 24, 2012 and five of which were opened in the thirty-nine weeks ended November 30, 2013.  These increases were partially offset by the $6,488 decline in Elfa segment third party sales.  Elfa’s third party sales were impacted negatively by the sale of an unprofitable German subsidiary in the fourth quarter of fiscal 2012, as well as continuing weakness in the Nordic market.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended November 30, 2013 increased by $26,271, or 9.1%, compared to the thirty-nine weeks ended November 24, 2012. The increase in gross profit was primarily the result of increased sales, as well as improved margins on a consolidated basis. The following table summarizes the gross margin for the thirty-nine weeks ended November 30, 2013 and the thirty-nine weeks ended November 24, 2012, respectively, by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirty-Nine Weeks Ended
	November 30, 2013	November 24, 2012
TCS gross margin	58.9%	59.3%
Elfa gross margin	39.3%	38.5%
Total gross margin	59.0%	58.7%

TCS gross margin declined 40 basis points in the thirty-nine weeks ended November 30, 2013 as compared to the thirty-nine weeks ended November 24, 2012.  The decline in TCS gross margin is primarily due to higher inter-segment cost of sales in our elfa® department, as the U.S. dollar weakened as compared to the Swedish krona, with such impact partially offset by currency hedging as discussed in Note 11 to our financial statements.  Additionally, the TCS segment recorded a one-time reduction of cost of sales related to the favorable settlement of a customs audit in the thirty-nine weeks ended November 24, 2012, which contributed 17 basis points of improved gross margin during that period.  Elfa gross margin increased 80 basis points in the thirty-nine weeks ended November 30, 2013 as compared to the thirty-nine weeks ended November 24, 2012.  The increase in Elfa’s gross margin was primarily attributable to favorable direct materials and freight costs, as well as realized efficiencies on manufacturing overhead during the year.  On a consolidated basis, gross margin increased 30 basis points in the thirty-nine weeks ended November 30, 2013 as compared to the thirty-nine weeks ended November 24, 2012.  This was primarily due to a larger percentage of sales coming from the more profitable TCS segment, partially offset by declines in gross margin at our TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended November 30, 2013 increased by $20,848, or 8.8%, compared to the thirty-nine weeks ended November 24, 2012. The increase in selling, general and administrative expenses was primarily due to the increase in sales. The following table summarizes the selling, general and administrative expenses as a percentage of consolidated net sales for the thirty-nine weeks ended November 30, 2013 and the thirty-nine weeks ended November 24, 2012:

	Thirty-Nine Weeks Ended
	November 30, 2013 % of net sales	November 24, 2012 % of net sales
TCS selling, general and administrative	42.8%	42.0%
Elfa selling, general and administrative	5.7%	6.4%
Total selling, general and administrative	48.5%	48.4%

Total selling, general, and administrative expenses increased by 10 basis points as a percentage of total net sales, primarily due to expenses incurred in preparation for our IPO and operating as a public company, partially offset by strong cost management at our Elfa segment.

Stock-based compensation

We recorded $14,854 of stock-based compensation expense in the thirty-nine weeks ended November 30, 2013.  Of the $14,854, $1,846 was due to 240,435 stock options granted under the 2012 Equity Plan, of which $1,594 was due to the modification of these awards to provide for immediate vesting as of October 31, 2013.  Additionally, $12,969 was due to 1,666,066 stock options granted under the 2013 Equity Plan which immediately vested upon closing of the IPO.  The remaining $39 was due to 956,655 stock options granted under the 2013 Equity Plan which vest in equal annual installments over seven years.

Pre-opening costs

Pre-opening costs decreased $812, or 12.4%, in the thirty-nine weeks ended November 30, 2013 to $5,761, as compared to $6,573 in the thirty-nine weeks ended November 24, 2012. We incurred pre-opening costs for six stores in the thirty-nine weeks ended November 30, 2013 (five new stores and one relocation). These costs were less than those incurred in advance of opening six stores in the thirty-nine weeks ended November 24, 2012, as savings were realized in costs associated with the store openings in the current fiscal year.

Restructuring charges

Restructuring charges decreased $3,893, or 89.2%, in the thirty-nine weeks ended November 30, 2013 to $472, as compared to $4,365 in the thirty-nine weeks ended November 24, 2012.  During fiscal 2012, Elfa implemented a plan to restructure its business operations to improve efficiency.  In conjunction with these efforts, a subsidiary in Germany was sold and a manufacturing facility in Norway was shut down and consolidated into a like facility in Sweden.  Additionally, certain head office functions in sales and marketing were relocated from the Västervik, Sweden, manufacturing location to the group headquarters in Malmo, Sweden.  Most of the costs associated with these restructuring efforts were incurred in fiscal 2012 and we expect these costs to be minimal for the remainder of fiscal 2013.

Other expenses

Other expenses increased $678, or 83%, in the thirty-nine weeks ended November 30, 2013 to $1,495, as compared to $817 in the thirty-nine weeks ended November 24, 2012.  The increase is primarily due to costs incurred in conjunction with our IPO.

Interest expense, net

Interest expense, net increased $835, or 5.2%, to $16,856 in the thirty-nine weeks ended November 30, 2013 as compared to $16,021 in the thirty-nine weeks ended November 24, 2012. The increase resulted primarily from additional principal amount of $90,000 in combination with the Increase and Repricing Transaction in April 2013.  The increased interest expense was offset in part by the lower interest rate under the Senior Secured Term Loan Facility resulting from the Increase and Repricing Transaction, as well as a $31,000 repayment on the Senior Secured Term Loan Facility on November 8, 2013.

Loss on extinguishment of debt

In April 2013, The Container Store, Inc. entered into an amendment to the Senior Secured Term Loan Facility (the “Increase and Repricing Transaction”). Under the amendment, borrowings under the Senior Secured Term Loan Facility were increased to $362,250. Following the Increase and Repricing Transaction, borrowings under the Senior Secured Term Loan Facility accrued interest at a new lower rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25% and the maturity date remained as April 6, 2019. On November 27, 2013, The Container Store, Inc. entered into the Repricing Transaction, which was effected pursuant to a second amendment to the Senior Secured Term Loan Facility. Following the Repricing Transaction, borrowings under the Senior Secured Term Loan Facility accrue interest at a new lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% and the maturity date remained as April 6, 2019. We recorded expenses of $1,229 in the thirty-nine weeks ended November 30, 2013 associated with refinancing our debt, including the acceleration of deferred financing costs, legal fees, and other associated costs.

In the thirty-nine weeks ended November 24, 2012, we recorded expenses of $7,333 associated with the Refinancing Transaction pursuant to which we repaid our $125,000 prior senior secured term loan facility, entered into on August 16, 2007, as well as our higher interest bearing $150,000 senior subordinated notes with borrowings under the Senior Secured Term Loan Facility at a lower overall interest rate.

Taxes

The Company recorded a provision for income taxes of $2,487 in the thirty-nine weeks ended November 30, 2013 as compared to a benefit for income taxes of $4,708 in the thirty-nine weeks ended November 24, 2012.  The increase in income taxes was largely attributable to a $5,707 of tax expense resulting from a valuation allowance recorded on the IPO-related stock-based compensation deferred tax asset and $719 of tax expense resulting from a valuation allowance recorded on deferred tax assets of certain foreign subsidiaries of the Company in the third quarter of fiscal 2013. Additionally, in the third quarter of fiscal 2012, a $3,742 tax benefit was recorded relating to a reduction in statutory Swedish tax rates and special economic zone incentives in Poland.

Liquidity and Capital Resources

We rely on cash flows from operations and our Revolving Credit Facility as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

At November 30, 2013, we had $10,822 of cash and $58,014 of additional availability under the Revolving Credit Facility and approximately $10,049 of additional availability under the SEK 175,000,000 (approximately $26,728 as of November 30, 2013) Elfa revolving credit facility (the “Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities” below). There were $2,986 in letters of credit outstanding under the Revolving Credit Facility at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 30,	November 24,
	2013	2012
Net cash provided by operating activities	$10,200	$7,095
Net cash used in investing activities	(31,709)	(36,781)
Net cash provided by (used in) financing activities	7,304	(1,496)
Effect of exchange rate changes on cash	(324)	(106)
Decrease in cash and cash equivalents	$(14,529)	$(31,288)

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $10,200 for the thirty-nine weeks ended November 30, 2013, as non-cash items (primarily stock-based compensation charges) more than offset net losses.  Non-cash items were $41,388 offset by a net loss of $10,174 and an increase in working capital of $21,014.  Merchandise inventory, accounts receivable, and prepaid expenses all increased while income taxes payable decreased.  These changes were offset by increases in accounts payable and noncurrent liabilities.

Net cash provided by operating activities was $7,095 for the thirty-nine weeks ended November 24, 2012, as non-cash items more than offset net losses.  Non-cash items were $21,113 offset by a net loss of $2,223 and an increase in working capital of $11,795.  Merchandise inventory, accounts receivable, and prepaid expenses all increased and were offset by increases in accounts payable and noncurrent liabilities.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the thirty-nine weeks ended November 30, 2013 were $32,117 with new store openings and existing store remodels accounting for the majority of spending at $20,098. The remaining capital expenditures of $12,019 year-to-date were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.  We opened six new stores during 2013 (including one store relocation), all of which opened during the first thirty-nine weeks of fiscal 2013. We expect to have capital expenditures of approximately $41 million in fiscal 2013, including capital expenditures already incurred in the year-to-date period, primarily related to our efforts to open new stores, remodel existing stores and support existing and future infrastructure, including our information systems and our distribution center.

Our total capital expenditures for the thirty-nine weeks ended November 24, 2012 were $37,078 with new store openings and existing store remodels accounting for over half of the expenditures at $21,554. The remaining capital expenditures of $15,520 for the thirty-nine weeks ended November 24, 2012 were primarily for acquisition of plant, property, and equipment at Elfa as well as investments in information technology, our corporate offices, and our distribution center.

Net cash provided by (used in) financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility. In addition, our IPO and the use of proceeds therefrom substantially affected our cash flows provided by finance activities in 2013.

Net cash provided by financing activities was $7,304 in the first thirty-nine weeks of fiscal 2013. This included the net proceeds of $17,404 from borrowings under the Elfa Revolving Credit Facility and the Revolving Credit Facility to support higher liquidity needs as we increase inventory purchases in preparation for Our Annual elfa® Sale. We expect to repay the majority of the Revolving Credit Facility borrowings during the fourth quarter of fiscal 2013.  In addition, The Container Store, Inc. increased its borrowings under the Senior Secured Term Loan Facility by $90,000 pursuant to the Increase and Repricing Transaction, which were used to finance a distribution to holders of our Senior Preferred Stock.  Finally, we completed our IPO during the period which resulted in $237,021 in proceeds from the sale of common stock.  The majority of the proceeds, $205,813, were used to pay a distribution to holders of our Senior Preferred Stock while $31,000 was used to pay down a portion of our Senior Secured Term Loan Facility.

Net cash used in financing activities was $1,496 in the first thirty-nine weeks of fiscal 2012.  This included net proceeds of $20,972 from borrowings under the Elfa Revolving Credit Facility and the Revolving Credit Facility to support higher working capital needs.  The net proceeds of the revolver borrowings at Elfa and The Container Store, Inc. were offset by payments of $22,279 for repayment of indebtedness outstanding under the Elfa Term Loan Facility and the Senior Secured Term Loan Facility, as well as additional debt repayment and transaction costs associated with the Refinancing Transaction.

As of November 30, 2013, we had a total of $58,014 of unused borrowing availability under the Revolving Credit Facility, and $2,986 in letters of credit issued under the Revolving Credit Facility.  There were borrowings of $14,000 outstanding under the Revolving Credit Facility as of November 30, 2013.

As of November 30, 2013, Elfa had a total of $10,049 of unused borrowing availability under the Elfa Revolving Credit Facility and $16,679 outstanding under the Elfa Revolving Credit Facility.

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store, Inc. entered into the Senior Secured Term Loan Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A., as Co-Documentation Agents, which we refer to as the “Senior Secured Term Loan Facility”.  Prior to the Increase and Repricing Transaction, as discussed below, borrowings under the Senior Secured Term Loan Facility accrued interest at LIBOR+5.0%, subject to a LIBOR floor of 1.25%.

We used proceeds from the Senior Secured Term Loan Facility, along with $20,435 in cash, to extinguish the outstanding amounts under the previously existing secured term loan of $115,371 and senior subordinated notes of $165,549.

On April 8, 2013, The Container Store, Inc. entered into the Increase and Repricing Transaction, which was effected pursuant to an amendment to the Senior Secured Term Loan Facility. Under this amendment, the borrowings were increased to $362,250. Following the Increase and Repricing Transaction, borrowings under the Senior Secured Term Loan Facility bear interest at a rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25%, and the maturity date remains as April 6, 2019. Additionally, the amendment eliminated the senior secured leverage ratio covenant referenced below. Pursuant to the amendment, we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $341,421 due on April 6, 2019. The additional $90,000 of borrowings was used to finance a distribution to holders of our senior preferred stock in the amount of $90,000, which was paid on April 9, 2013.

On November 8, 2013, net proceeds of $31,000 from the IPO were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility.

On November 27, 2013, The Container Store, Inc. entered into the Repricing Transaction, which was effected pursuant to a second amendment to the Senior Secured Term Loan Facility. Borrowings under the second amended Senior Secured Term Loan Facility accrue interest at a new lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% and the maturity date remained as April 6, 2019. The amendment did not eliminate the restrictions on the ability of the Company’s subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions. Pursuant to the amendment, we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $310,421 due on April 6, 2019.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65% and assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a security interest, junior in priority, in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by each of The Container Store Group, Inc. and The Container Store Group, Inc.’s U.S. subsidiaries. Originally, we were required to maintain a senior secured leverage ratio covenant, however as discussed above, this covenant was removed on April 8, 2013. The ratio was tested as of the last day of each fiscal quarter. The initial permitted maximum for this ratio was 5.25 to 1.00 and the requirement stepped down over time to 3.75 to 1.00. We were compliant with this financial covenant at March 2, 2013. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of November 30, 2013, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store, Inc. entered into the $75,000 Revolving Credit Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A., as Syndication Agent. Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% to 1.75%, subject to adjustment based on average daily excess availability over the preceding quarter, and the maturity date is April 6, 2017. The Revolving Credit Facility replaced The Container Store, Inc.’s prior $75,000 asset-based revolving credit facility.

The Revolving Credit Facility is to be used for working capital and other general corporate purposes. The Revolving Credit Facility allows for swing line advances to The Container Store, Inc. of up to $7,500 and the issuance of letters of credit to us of up to $20,000. The availability of credit at any given time under the Revolving Credit Facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory, eligible accounts receivable, and reserves established by the administrative agent. As a result of the borrowing base formula, the actual borrowing availability under the Revolving Credit Facility could be less than the stated amount of the Revolving Credit Facility (as reduced by the actual borrowings and outstanding letters of credit under the Revolving Credit Facility).

The Revolving Credit Facility is secured by (a) a first-priority security interest in all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non-guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by each of The Container Store Group, Inc. and The Container Store Group, Inc.’s U.S. subsidiaries.

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of November 30, 2013, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities

On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consist of a SEK 137,500,000 (approximately $21,000 as of November 30, 2013) term loan facility, which we refer to as the Elfa Term Loan Facility, and the Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrue interest at a rate of STIBOR+1.775%. The Elfa Term Loan Facility matures on August 30, 2014 and the Elfa Revolving Credit Facility matures on August 30, 2014. Elfa is required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6,250,000 (approximately $955 as of November 30, 2013) through maturity.

The Elfa Senior Secured Credit Facilities are secured by first priority security interests in substantially all of Elfa’s assets.

The Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, pay dividends, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (calculated as Elfa’s consolidated total shareholders’ equity divided by its consolidated total assets) of not less than 35% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the Elfa Senior Secured Credit Facilities) not greater than 4.0, each tested as of the end of each quarter. As of November 30, 2013 Elfa was in compliance with all covenants and no Event of Default (as defined in the Elfa Senior Secured Credit Facilities) had occurred.

Events of default under the Elfa Senior Secured Credit Facilities include, but are not limited to: (i) nonpayment of any amount due under the Senior Secured Term Loan Facility; (ii) failure to perform or observe covenants; (iii) nonpayment of any other amount owed to the lender; (iv) certain cross-defaults to other indebtedness; (v) bankruptcy or insolvency of Elfa or any of its subsidiaries; (vi) attachment of any assets of Elfa or any of its subsidiaries; and (vii) the occurrence of any other circumstances which give the lender reasonable grounds to assume that Elfa’s conditions or ability to perform its obligations under the Elfa Senior Secured Credit Facilities have deteriorated significantly

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the annual consolidated financial statements in our Registration Statement on Form S-1, as amended (File No. 333-191465) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”).

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 40 of the Company’s final prospectus, dated October 31, 2013 and filed with the SEC on November 1, 2013 (the “October 31, 2013 Prospectus”), which constitutes part of our Registration Statement.  The following policy is now identified as critical because of the approval of the 2013 Equity Plan by our board of directors, along with the subsequent stock option grants in conjunction with our IPO and should be read along with the other critical accounting policies in the October 31, 2013 Prospectus:

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 718,  Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

The Company estimates the fair value of each stock option grant on the date of grant based upon the Black-Scholes option-pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:

•                  Expected Term — The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding.

•                  Expected Volatility — The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

•                  Expected Dividend Yield — The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.

•                  Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year. Based on the average exchange rate from Swedish krona to U.S. dollar during the thirty-nine weeks ended November 30, 2013, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. As of November 30, 2013, we have 58% of our planned purchases in fiscal 2013 hedged at an average SEK rate of 6.73, compared to 90% of planned purchases hedged in fiscal 2012 at an average rate of 7.08.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At November 30, 2013, borrowings subject to interest rate risk were $362,982. We had $58,014 of additional availability under the Revolving Credit Facility and approximately $10,049 of additional availability under the Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on each of the Revolving Credit Facility and the Elfa Revolving Credit Facility during the thirty-nine weeks ended November 30, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of November 30, 2013. This conclusion is due to the following material weakness in our internal control over financial reporting.

During fiscal 2012 management identified a material weakness in our internal control over financial reporting relating to the accounting for the elfa® trade name. Specifically, we did not have adequate controls over the annual impairment test of the elfa® trade name. We are taking steps to remediate this material weakness and expect to do so by the end of fiscal 2013.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business. While the outcome of these and other claims cannot be predicted with certainty, management does not believe that the outcome of these matters will have a material adverse effect on our business, results of operations or financial condition on an individual basis or in the aggregate.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks related to our business

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending generally and for discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, a decrease in home purchases has led and may continue to lead to decreased consumer spending on home-related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. In particular, consumer purchases of discretionary items, such as our elfa® closet systems, tend to decline during recessionary periods when disposable income is lower.

Costs and risks relating to new store openings could severely limit our growth opportunities.

Our growth strategy depends on opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the number or quality of retail sites available to us. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy.

If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing shopping environment, our results of operations may be adversely affected.

Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers’ preferences. A small number of our employees, including our buying team, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers. If we do not succeed in introducing and sourcing new products that consumers want to buy or maintaining good relationships with our vendors, or are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, which would adversely impact our business, financial condition and results of operations.

We have experienced net losses in the past and we may experience net losses in the future.

We experienced net losses of $45,053, $30,671, $130 and $10,174 in fiscal 2010, fiscal 2011, fiscal 2012 and the thirty-nine weeks ended November 30, 2013, respectively. These net losses are inclusive of intangible asset impairments at our Elfa segment in the amounts of $52,388, $47,037, and $15,533 in fiscal 2010, fiscal 2011, and fiscal 2012, respectively. Additionally, the net loss of $10,174 in the thirty nine weeks ended November 30, 2013 included $14,641 of stock-based compensation.  We may experience net losses in the future, and we cannot assure you that we will achieve profitability in future periods.

We depend on a single distribution center for all of our stores.

We handle merchandise distribution for all of our stores from a single facility in Coppell, Texas, a suburb of Dallas, Texas. We use independent third party transportation companies as well as leased trucks to deliver our merchandise to our stores and our clients. Any significant interruption in the operation of our distribution center or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations. Our business depends upon the successful operation of our distribution center, as well as our ability to fulfill orders and to deliver our merchandise to our customers in a timely manner.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise and be unable to effectively deliver it to our stores and result in delay shipments to our online customers.

Our retail stores, corporate offices, distribution center, infrastructure projects and direct-to-customer operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from independent third-party transportation providers, which in turn would increase our costs.

Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

We believe that the brand image we have developed has contributed significantly to the success of our business to date. We also believe that protecting The Container Store brand is integral to our business and to the implementation of our strategies for expanding our business. Our brand image may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, catalog mailings, online sales and employee training. Our brand image may be further diminished if new products fail to maintain or enhance our distinctive brand image. Furthermore, our reputation could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image or reputation, some of which may be beyond our ability to control, such as the effects of negative publicity regarding our vendors. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

If we fail to successfully anticipate consumer preferences and demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.

Our success depends in large part on our ability to identify, originate and define storage and organization product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a range of consumers whose preferences cannot always be predicted with certainty. We cannot assure you that we will be able to continue to develop products that customers respond to positively or that we will successfully meet consumer demands in the future. Any failure on our part to anticipate, identify or respond effectively to consumer preferences and demand could adversely affect sales of our products. If this occurs, our sales may decline, and we may be required to mark down certain products to sell the resulting excess inventory, which could have a material adverse effect on our financial condition and results of operations.

In addition, we must manage our merchandise in stock and inventory levels to track consumer demand. Much of our merchandise requires that we provide vendors with significant ordering lead time, frequently before market factors are known. In addition, the nature of our products requires us to carry a significant amount of inventory prior to peak selling seasons. If we are not able to anticipate consumer demand for our different product offerings, or successfully manage inventory levels for products that are in demand, we may experience:

•                  back orders, order cancellations and lost sales for products that are in high demand for which we did not stock adequate inventory; and

•                  overstock inventory levels for products that have lower consumer demand, requiring us to take markdowns or other steps to sell slower moving merchandise.

As a result of these and other factors, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases.

New stores in new markets, where we are less familiar with the target customer and less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. We also may not be able to advertise cost-effectively in new or smaller markets in which we have less store density, which could slow sales growth at such stores.

Successful expansion increases the complexity of our business and we may not be able to effectively manage our growth, which may cause our brand image and financial performance to suffer.

Our expansion in new and existing markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our stores or maintain adequate warehousing and distribution capability at acceptable costs. New stores also may have lower than anticipated sales volumes relative to previously opened stores during their comparable years of operation, and sales volumes at new stores may not be sufficient to achieve store-level profitability or profitability comparable to that of existing stores. To the extent that we are not able to meet these various challenges, our sales could decrease, our operating costs could increase and our operating profitability could be impacted.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas. Our stores are leased from third parties and generally have an initial term of ten to fifteen years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due in large part to the state of the economy and higher than usual vacancy rates in a number of regional malls and shopping centers. These trends may not continue, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

•                  requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing our operating profitability;

•                  increasing our vulnerability to general adverse economic and industry conditions; and

•                  limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete.

Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have an adverse effect on our results of operations.

We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. We plan to use cash from operations to fund our operations and execute our growth strategy. If we are unable to maintain sufficient levels of cash flow, we may not meet our growth expectations or we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We plan to continue our growth and expansion, including opening a number of new stores, remodeling existing stores and upgrading our information technology systems and other infrastructure, as opportunities arise. Our plans to expand our store base may not be successful and the implementation of these other plans may not result in expected increases in our net sales even though they increase our costs. We will require significant capital to support our expanding business and execute on our growth strategy.

We currently primarily depend on cash flow from operations and the Revolving Credit Facility to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

Disruptions in the global financial markets may make it difficult for us to borrow a sufficient amount of capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.

Disruptions in the global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Under the Revolving Credit Facility, each member of the syndicate for the Revolving Credit Facility is responsible for providing a portion of the loans to be made under the facility. Factors that have previously affected our borrowing ability under the Revolving Credit Facility have included the borrowing base formula limitations, adjustments in the appraised value of our inventory used to calculate the borrowing base and the availability of each of the lenders to advance its portion of requested borrowing drawdowns under the facility. If, in connection with a disruption in the global financial markets or otherwise, any participant, or group of participants, with a significant portion of the commitments in the Revolving Credit Facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such participant or group of participants on a timely basis (if at all), our liquidity and our business may be materially adversely affected.

Our costs may change as a result of currency exchange rate fluctuations.

During the first thirty-nine weeks of fiscal 2013, approximately 79% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 17% of our U.S. dollar merchandise purchases in the TCS segment in the first thirty-nine weeks of fiscal 2013 were originally made in Swedish krona from our Elfa segment.

If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.

E-commerce has been our fastest growing business over the last several years and continues to be a growing part of our business. The success of our e-commerce business depends, in part, on factors over which we may not control. We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our competitors, some of whom have greater resources than us, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e- commerce business, as well as damage our reputation and brands.

Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales and our ability to obtain favorable store locations.

While our differentiated product offerings have limited direct competition, similar items can be found in a variety of retailers. We compete primarily based on level of service and by product quality and selection. Competitive products can be found in mass merchants (e.g., Walmart and Target), as well as specialty retail chains (e.g., Bed Bath & Beyond and Crate & Barrel). Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from internet-based retailers (e.g., Amazon), in addition to traditional store-based retailers. This could result in increased price competition since our customers can more readily search and compare similar products.

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.

We believe our vendor relationships are critical to our success. We do not have long-term contracts with any of our vendors and we generally transact business on an order-by-order basis, operating without any contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

•                  discontinue selling merchandise to us;

•                  enter into exclusivity arrangements with our competitors;

•                  sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;

•                  raise the prices they charge us;

•                  change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;

•                  lengthen their lead times; or

•                  initiate or expand sales of storage and organization products to retail customers directly through their own stores, catalogs or on the internet and compete with us directly.

We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, ability to export or import, as the case may be, merchandise, costs, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, as our current vendors may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

There is a risk that our vendors may sell similar or identical products to our competitors, which could harm our business.

Although many of our products are sold by our vendors only to The Container Store, products related to the majority of our non-elfa® sales are not sold to us on an exclusive basis. Of the non-elfa® products that we purchase on an exclusive basis, none of these products are sold pursuant to agreements with exclusivity provisions. As a result, most of our vendors have no obligation to refrain from selling similar or identical products to our competitors, some of whom purchase products in significantly greater volume, or entering into exclusive arrangements with other retailers that could limit our access to their products. Our vendors could also initiate or expand sales of their products through their own stores or through the Internet to the retail market and therefore compete with us directly or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

We depend on key executive management.

We depend on the leadership and experience of our key executive management, including Kip Tindell, Sharon Tindell, Melissa Reiff and Jodi Taylor. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

If we are unable to find, train and retain key personnel, including new employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including general managers and store managers, who understand and appreciate our customers, products, brand and corporate culture, and are able to adequately and effectively represent our culture and establish credibility with our customers. Our planned growth will require us to hire and train even more personnel to manage such growth. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. There is a high level of competition for experienced, qualified personnel in the retail industry and we compete for personnel with a variety of companies looking to hire for retail positions. Our growth plans could strain our ability to staff our new stores, particularly at the store manager level, which could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business. If we are unable to attract, train and retain employees in the future, we may not be able to serve our customers effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as we have in the past.

Labor activities could cause labor relations difficulties for us.

None of our U.S.-based employees is currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

As of November 30, 2013, approximately 53% of Elfa’s employees (6% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Higher health care costs and labor costs could adversely affect our business.

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Many of these requirements will be phased in over a period of time, with the majority of the most impactful provisions affecting us presently anticipated to begin in the second quarter of fiscal 2014. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

We are subject to risks associated with our dependence on foreign imports for our merchandise.

During the first thirty-nine weeks of fiscal 2013, excluding purchases for Elfa, we purchased approximately 25% of our merchandise from vendors located in the United States and approximately 75% from vendors located outside the United States (including approximately 45% from vendors located in China). In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured.

In addition, there is a risk that compliance lapses by our vendors could occur which could lead to investigations by U.S. government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports/exports or otherwise negatively impact our business. In addition, there remains a risk that one or more of our foreign vendors will not adhere to applicable legal requirements or our global compliance standards such as fair labor standards, the prohibition on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements, including labor, manufacturing and safety laws, by any of our vendors, the failure of any of our vendors to adhere to our global compliance standards or the divergence of the labor practices followed by any of our vendors from those generally accepted in the United States, could disrupt our supply of products from our vendors or the shipment of products to us, result in potential liability to us and harm our reputation and brand, any of which could negatively affect our business and operating results.

Because of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our vendor compliance agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

We face risks related to our indebtedness.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of November 30, 2013, we had total outstanding debt of $368,517 and an additional $68,063 of availability under the Revolving Credit Facility and the Elfa Revolving Credit Facility. Our high degree of leverage could have important consequences to us, including:

•                  making it more difficult for us to make payments on our debt;

•                  increasing our vulnerability to general economic and industry conditions;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•                  exposing us to the risk of increased interest rates as our borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities are at variable rates;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  requiring us to comply with financial and operational covenants, restricting us, among other things from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

In addition, a failure by us or our subsidiaries to comply with the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We have debt service obligations and may incur additional indebtedness in the future, which may require us to use a substantial portion of our cash flow to service debt and limit our financial and operating flexibility in important ways.

As of November 30, 2013, we had total outstanding debt of $368,517 and an additional $68,063 of availability under the Revolving Credit Facility and the Elfa Revolving Credit Facility. We may incur additional indebtedness in the future. Our indebtedness, or any borrowings under any future debt financing (including the Revolving Credit Facility) will require interest payments and need to be repaid or refinanced, could require us to divert funds identified for other purposes to debt service and would create additional cash demands and could impair our liquidity position and add financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

•                  require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures, expansion plans and other investments and other general corporate purposes;

•                  limit our ability to pay future dividends;

•                  limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•                  heighten our vulnerability to downturns in our business, the storage and organization retail industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business; or

•                  prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

Our fixed lease obligations could adversely affect our financial performance.

Our fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have a material adverse effect on our business or results of operations.

We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

We are vulnerable to various risks and uncertainties associated with our websites, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches, legal claims related to our website operations and e-commerce fulfillment and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website sales and have a material adverse effect on our business or results of operations.

There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business, including but not limited to consumer protection class action litigation, claims related to our business, or employment practices and claims of intellectual property infringement. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, Employee Retirement Income Security Act of 1974, as amended, and disability claims. Any claims could also result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During the first thirty-nine weeks of fiscal 2013, we purchased merchandise from approximately 700 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety, could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. In particular, The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for some of our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our customers and employees, including credit card information. The use of this information by us is regulated at the international, federal and state levels, and is subject to certain contractual restrictions in third party contracts. Although we have implemented processes to protect the integrity and security of personal information, there can be no assurance that this information will not be obtained by unauthorized persons or used inappropriately. If the security and information systems of ours or of our business associates are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could negatively affect our reputation as our customers and employees have a high expectation that we will adequately safeguard and protect their personal information, including their credit card information, as well as our results of operations and financial conditions. Any compromise or failure could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

Changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory and legal requirements, domestically and abroad. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of product safety, environmental protection, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.

We lease all of our properties at the TCS segment and the group headquarters and sales offices at the Elfa segment, and each is classified as an operating lease. The Financial Accounting Standards Board (“FASB”) has issued an exposure draft that will revise lease accounting and require many leases currently considered to be operating leases to instead be classified as capital leases. The primary impact to this exposure draft would be that such leases would be recorded on the balance sheet as debt, and they currently have an off-balance sheet classification as operating leases. The timeline for effectiveness of this pronouncement, as well as the final guidelines and potential financial impact, are unclear at this point.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.

We may provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operation.

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets, in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), and ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected. We recorded impairment charges of $417, $15,584, and $15,533 related to the elfa® trade name in fiscal 2010, fiscal 2011, and fiscal 2012, respectively. We also recorded goodwill impairment charges of $51,971 and $31,453 related to the Elfa segment in fiscal 2010 and fiscal 2011, respectively.

Significant increases in raw material prices or energy costs may adversely affect our costs, including cost of merchandise.

Any future increases in commodity prices for raw materials that are directly or indirectly related to the production of our products, such as the prices of steel, oil, resin and pulp, may adversely affect our costs. Furthermore, the transportation industry may experience a shortage or reduction of capacity, which could be exacerbated by higher fuel prices. Our results of operations may be adversely affected if we or our vendors are unable to secure, or are able to secure only at significantly higher costs, such commodities or fuel.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our operating results.

We are subject to income taxes in various U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates.

Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year. As a result, the market price of our common stock may fluctuate substantially.

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions. As a result of these quarterly and seasonal fluctuations, the market price of our common stock may fluctuate substantially.

In addition, we historically have realized, and expect to continue to realize, higher Adjusted EBITDA in the fourth quarter of our fiscal year due to Our Annual elfa® Sale. In fiscal 2012, we recorded Adjusted EBITDA of $34,990 in the fourth fiscal quarter or approximately 39.9% of our fiscal 2012 Adjusted EBITDA.

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2008, our quarterly comparable store sales growth has ranged from a decrease of 13.7% to an increase of 12.9%. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

Accordingly, our results of operations may fluctuate on a seasonal basis and relative to corresponding periods in prior years. Moreover, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Material disruptions at one of our Elfa manufacturing facilities could negatively affect our business.

Elfa operates four manufacturing facilities: two in Sweden, one in Poland and one in Finland. A material operational disruption in one of our Elfa manufacturing facilities could occur as a result of any number of events including, but not limited to, major equipment failures, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions and disruptions in utility services. Such a disruption could negatively impact production, customer deliveries and financial results.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of copyright, patent, trademark, trade secret, trade dress and unfair competition laws, as well as confidentiality procedures, and assignment and licensing arrangements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Further, we cannot assure you that competitors or other third parties will not infringe our intellectual property rights, or that we will have adequate resources to enforce our intellectual property rights.

In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in such countries and our competitive position may suffer.

If third parties claim that we infringe upon their intellectual property rights, our operating results could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products or methods that allegedly infringe; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; (iv) divert management’s attention and resources; or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating results and harm our future prospects.

Risks related to our organization and ownership of our common stock

We are controlled by investment funds managed by LGP, whose interests in our business may be different from yours.

LGP owns approximately 27.5 million shares, or 57.4%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, and the voting arrangements with management, designate a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholder, including you.

We are a “controlled company” within the meaning of the New York Stock Exchange listing requirements and as a result, will qualify for and intend to rely on exemptions from certain corporate governance requirements. You will not have the same protection afforded to shareholders of companies that are subject to such corporate governance requirements.

Because of the aggregate voting power over our Company held by certain affiliates of LGP and certain members of management, we are considered a “controlled company” for the purposes of the New York Stock Exchange listing requirements. As such, we are exempt from the corporate governance requirements that our board of directors, our culture and compensation committee and our nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors.

We intend to continue to utilize these exemptions afforded to a “controlled company” in the future. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our shareholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our shareholders. These include:

•                  authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•                  a provision for a classified board of directors so that not all members of our board of directors are elected at one time;

•                  the removal of directors only for cause;

•                  no provision for the use of cumulative voting for the election of directors;

•                  limiting the ability of shareholders to call special meetings;

•                  requiring all shareholders actions to be taken at a meeting of our shareholders (i.e. no provision for shareholder action by written consent); and

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any shareholder or group of shareholder who owns at least 15% of our common stock.

Finally, on November 6, 2013, the affiliates of LGP which own our common stock, and Kip Tindell, Sharon Tindell and Melissa Reiff (the “management directors”) entered into a voting agreement. Pursuant to the terms of this agreement, for so long as such LGP affiliates and the management directors collectively hold at least 40% of our outstanding common stock, or the agreement is otherwise terminated in accordance with its terms, such affiliates of LGP agree to vote their shares of our common stock in favor of the election of the management directors to our board of directors upon their nomination by the nominating and corporate governance committee of our board of directors and the management directors agree to vote their shares of our common stock in favor of the election of the directors affiliated with LGP upon their nomination by the nominating and corporate governance committee of our board of directors. The parties to this agreement collectively hold approximately 31.0 million shares, or 64.6%, of our outstanding common stock.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•                  be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•                  be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”);

•                  certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•                  instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of the reduced disclosure requirements regarding executive compensation. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. If we remain an “emerging growth company” after fiscal 2013, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Act and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock. Also, as a result of our intention to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an “emerging growth company,” our financial statements may not be comparable to companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

We will incur increased costs as a result of becoming a public company.

As a newly public company, we will incur significant legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission (“SEC”). The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

In the past, as a privately held company, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We anticipate being required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until fiscal 2014. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of fiscal 2014 or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. For example, a material weakness was identified during fiscal 2012 relating to the accounting for the elfa® trade name. We are taking steps to remediate this material weakness and expect to do so by the end of fiscal 2013. If we identify additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We do not currently expect to pay any cash dividends.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, the obligors under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of November 30, 2013, we have 47,922,842 shares of outstanding common stock, of which approximately 31,011,917 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold 180 days after October 31, 2013.  The 31,011,917 restricted shares are owned by each of our executive officers and directors and certain shareholders, including LGP, who have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of the shares of common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of common stock during the period from October 31, 2013 continuing through the date 180 days after October 31, 2013, except with the prior written consent of J.P. Morgan Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC. In addition, under our 2013 Equity Plan, we granted to our directors and certain of our employees stock options to purchase, at the IPO price of $18.00 per share, 2,622,721 shares, of which stock options to purchase 1,666,066 shares became immediately vested upon the closing of the IPO. The remaining stock options will vest in equal annual installments over seven years. All of the stock options granted to directors became immediately vested upon the closing of the IPO. The shares issuable under these options not held by our affiliates are freely tradable without restriction under the Securities Act. The shares of common stock offered in the IPO are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Certain existing holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.

In the future, we may also issue our securities if we need to raise capital in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

As a newly public company, the share price for our common stock may fluctuate significantly.

Prior to our IPO, there was no public market for our common stock.  As a public company, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•                  quarterly variations in our operating results compared to market expectations;

•                  changes in preferences of our customers;

•                  announcements of new products or significant price reductions by us or our competitors;

•                  size of the public float;

•                  stock price performance of our competitors;

•                  fluctuations in stock market prices and volumes;

•                  default on our indebtedness;

•                  actions by competitors or other shopping center tenants;

•                  changes in senior management or key personnel;

•                  changes in financial estimates by securities analysts;

•                  the market’s reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act;

•                  negative earnings or other announcements by us or other retail home goods companies;

•                  downgrades in our credit ratings or the credit ratings of our competitors;

•                 issuances of capital stock; and

•                  global economic, legal and regulatory factors unrelated to our performance.

Numerous factors affect our business and cause variations in our operating results and affect our net sales and comparable store sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to trends and customer preferences; actions by competitors and other shopping center tenants; changes in our merchandise mix; pricing; the timing of our releases of new merchandise and promotional events; the level of customer service that we provide in our stores; changes in sales mix among sales channels; our ability to source and distribute products effectively; inventory shrinkage; weather conditions, particularly during the holiday season; and the number of stores we open in any period.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

On November 6, 2013, we issued an aggregate of 30,619,083 shares of common stock to the holders of our Senior Preferred Stock and Junior Preferred Stock, in exchange for all of our outstanding Senior Preferred Stock and Junior Preferred Stock. We claimed exemption from registration under the Securities Act for the issuance of common stock in such exchange by virtue of Section 4(a)(2) and/or Section 3(a)(9) as a transaction with our existing security holders not involving any public offering. We claimed such exemptions on the basis that the exchange did not involve an “offer” since participation in the exchange by the holders of our Senior Preferred Stock and Junior Preferred Stock was mandatory in connection with our IPO pursuant to the terms of our then-existing stockholders agreement.  No underwriters were involved in this transaction, and no commission or other remuneration was paid in connection with this transaction.

(b) Use of Proceeds

On October 31, 2013, the SEC declared effective our Registration Statement on Form S-1 (File No.333-191465), as amended, filed in connection with our IPO (the “Registration Statement”).  Pursuant to the Registration Statement, we registered the offer and sale of 12,500,000 shares of our common stock with an aggregate offering price of approximately $225,000.  J.P. Morgan Securities LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Jefferies LLC acted as joint book-running managers and representatives of the underwriters for the offering.  On November 1, 2013,the underwriters fully exercised their option to purchase 1,875,000 additional shares of common stock pursuant to the underwriting agreement.  On November 6, 2013, we issued and sold 14,375,000 shares of our common stock at a price to the public of $18.00 per share. Upon completion of the IPO on November 6, 2013, we received net proceeds of $237,021, after deducting the underwriting discount of $17,466 and offering expenses of $4,263. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement.  On November 6, 2013, net proceeds of $205,813  from the IPO were applied as follows:  (i) we made a distribution to all 140 holders of our Senior Preferred Stock (including LGP and 130 of our current and former employees), which reduced the liquidation preference of such shares until such liquidation preference was reduced to $1,000.00 per share and (ii)  we made a distribution of the remaining amount to all 140 holders of our Junior Preferred Stock (including LGP and 130 of our current and former employees), which reduced the liquidation preference of such shares. On November 8, 2013, net proceeds from the IPO of $31,000 were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility. The remaining $208 of net proceeds from the IPO was used for other operating activities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 6, 2013, we filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate”), which had been previously approved by our board of directors and stockholders, with the Secretary of State of the State of Delaware in connection with the closing of our IPO.

The Amended and Restated Certificate amended and restated our prior certificate of incorporation, as amended, in its entirety to, among other things: (i) eliminate all references to the previously existing series of preferred stock; (ii) authorize 5,000,000 shares of undesignated preferred stock that may be issued from time to time by our board of directors in one or more series; (iii) establish a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms; (iv) provide that directors may be removed from office only for cause; (v) eliminate the ability of our stockholders to take action by written consent in lieu of a meeting and call special meetings of stockholders; and (vi) designate the Court of Chancery of the State of Delaware to be the sole and exclusive forum for certain actions, including, but not limited to, derivative actions or proceedings brought on our behalf or actions asserting claims of breach of a fiduciary duty owned by any of our directors, officers or employees to the Company or its stockholders.

The foregoing description of the amendments made by the Amended and Restated Certificate is qualified by reference to the Amended and Restated Certificate, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

On November 6, 2013, in connection with the closing of the IPO, amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), previously approved by our board of directors, became effective. The Amended and Restated Bylaws amended and restated our bylaws in their entirety to, among other things: (i) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (ii) establish procedures relating to the nomination of directors; and (iii) conform to the amended provisions of the Amended and Restated Certificate.

The foregoing description of the amendments made in the Amended and Restated Bylaws is qualified by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.					*

3.2	Amended and Restated By-laws of The Container Store Group, Inc.					*

4.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2013					*

4.2	Voting Agreement, dated as of November 6, 2013					*

4.3	Form of Letter of Transmittal and Exchange	S-1/A	333-191465	4.5	10/21/13

10.1	Second Amended and Restated Employment Agreement dated September 13, 2013 between Kip Tindell and The Container Store Group, Inc.	S-1	333-191465	10.4	9/30/13

10.2	Second Amended and Restated Employment Agreement dated September 13, 2013 between Sharon Tindell and The Container Store Group, Inc.	S-1	333-191465	10.5	9/30/13

10.3	Second Amended and Restated Employment Agreement dated September 13, 2013 between Melissa Reiff and The Container Store, Inc.	S-1	333-191465	10.6	9/30/13

10.4	The Container Store Group, Inc. 2013 Incentive Award Plan					*

10.5	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/13

10.6	The Container Store Group, Inc. Senior Executive Incentive Bonus Plan					*

10.7	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/13

10.8	Amendment No. 2, dated November 27, 2013, to the Credit Agreement among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto	8-K	001-36161	10.1	11/27/13

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS†	XBRL Instance Document					**

101.SCH†	XBRL Taxonomy Extension Schema Document					**

101.CAL†	XBRL Taxonomy Calculation Linkbase Document					**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	**

*                                         Filed herewith.

**                                  Furnished herewith.

†                                         In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.
(Registrant)

Date: January 10, 2014	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and
Principal Financial Officer)

/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.					*

3.2	Amended and Restated By-laws of The Container Store Group, Inc.					*

4.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2013					*

4.2	Voting Agreement, dated as of November 6, 2013					*

4.3	Form of Letter of Transmittal and Exchange	S-1/A	333-191465	4.5	10/21/13

10.1	Second Amended and Restated Employment Agreement dated September 13, 2013 between Kip Tindell and The Container Store Group, Inc.	S-1	333-191465	10.4	9/30/13

10.2	Second Amended and Restated Employment Agreement dated September 13, 2013 between Sharon Tindell and The Container Store Group, Inc.	S-1	333-191465	10.5	9/30/13

10.3	Second Amended and Restated Employment Agreement dated September 13, 2013 between Melissa Reiff and The Container Store, Inc.	S-1	333-191465	10.6	9/30/13

10.4	The Container Store Group, Inc. 2013 Incentive Award Plan					*

10.5	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/13

10.6	The Container Store Group, Inc. Senior Executive Incentive Bonus Plan					*

10.7	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/13

10.8	Amendment No. 2, dated November 27, 2013, to the Credit Agreement among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto	8-K	001-36161	10.1	11/27/13

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS†	XBRL Instance Document					**

101.SCH†	XBRL Taxonomy Extension Schema Document					**

101.CAL†	XBRL Taxonomy Calculation Linkbase Document					**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	**

*                                         Filed herewith.

**                                  Furnished herewith.

†                                         In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.