Form 10-K
period 2014-03-01
Container Store Group, Inc.
filed 2014-05-28
CIK 1411688

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36161

THE CONTAINER STORE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0565401 (IRS Employer Identification No.)
500 Freeport Parkway Coppell, TX (Addresses of principal executive offices)	75019 (Zip Codes)

Registrant's telephone number in the United States, including area code, is: (972) 538-6000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

         As of May 14, 2014, the number of shares of common stock outstanding was 47,946,090.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary note regarding forward-looking statements

        This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements related to: anticipated financial performance and increased profitability, ability to increase our market share, expectations with respect to new store openings and relocations and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

        These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions, including the important factors described in the "Risk Factors" section of this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as accurate predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

        Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company," "we," "us," and "our" refer to The Container Store Group, Inc. and, where appropriate, its subsidiaries.

        Our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. The following discussion contains references to fiscal 2013, fiscal 2012, and fiscal 2011, which represent our fiscal years ended March 1, 2014, March 2, 2013, and February 25, 2012, respectively.

PART I

ITEM 1.    BUSINESS

Company overview

        We are the original and leading specialty retailer of storage and organization products in the United States and the only national retailer solely devoted to the category. In fiscal 2013, we generated net sales of $748.5 million. We provide creative, multifunctional, customizable storage and organization solutions that help our customers save time, save space and improve the quality of their lives. The breadth, depth and quality of our product offerings are designed to appeal to a broad demographic, including our core customers, who are predominantly female, affluent, highly educated and busy.

        We foster an employee-first culture built around Conscious Capitalism® and our Foundation PrinciplesTM. The Foundation PrinciplesTM define how we approach our relationships with our employees, vendors, customers and communities and influence every aspect of our business. You can learn about our Foundation PrinciplesTM on our blog, www.whatwestandfor.com.

 Our business

        The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc., a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. ("LGP"), with the remainder held by employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering of its common stock (the "IPO"). In connection with its IPO, the Company issued and sold 14,375,000 shares of its common stock at a price of $18.00 per share.

        Today our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center. We operate 63 stores with an average size of approximately 19,000 selling square feet in 22 states and the District of Columbia. We also offer all of our products directly to customers through our website and call center, which accounted for approximately 5.6% of TCS net sales in fiscal 2013. Additionally, we offer our products through our GoShop! Click & Pickup service, where customers order online and pick-up at a store, with curbside delivery to the customer's car in most markets. The GoShop! Click & Pickup service accounted for approximately 4.3% of TCS net sales in fiscal 2013, for an aggregate of approximately 9.9% of TCS net sales in fiscal 2013 originating from our website and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas. In fiscal 2013, our TCS net sales were derived from approximately 10,500 unique stock keeping units ("SKUs") organized into 16 distinct lifestyle departments sourced from approximately 700 vendors around the world. In fiscal 2013, TCS had net sales of $660.4 million, which represented approximately 88% of our total net sales.

  •
  Elfa, The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa's shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 39% of Elfa's total sales in fiscal 2013. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2013, the Elfa segment had $88.2 million of third party net sales, which represented approximately 12% of our total net sales.

        For information on key financial highlights and segment financial information, see Item 6, Selected Financial and Operating Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplemental Data and Note 14 thereto. For financial information by geographic area, see Note 14 to our audited consolidated financial statements.

Our competitive strengths

        Deep-rooted, employee-first culture.    We believe our highly-trained, experienced and motivated employees are critical to delivering our solutions-based retail experience to our customers. Taking care of our employees is The Container Store's top priority, so we continually invest in their recruitment, training and overall job satisfaction. We believe that these investments result in high employee retention rates, inspired service and an enhanced customer experience that differentiates us from other retailers.

        We are highly selective in our hiring process, typically hiring less than 4% of annual applicants, and often our new employees are existing customers. We train our employees extensively and continuously throughout their employment. Each new full-time store employee receives more than 260 hours of formal training in their first year alone, which we believe to be far beyond the industry average. Training focuses on our culture, leadership skills, product knowledge, space design skills and operational skills. In addition, we offer flexible work schedules, comprehensive benefits and above industry average compensation to both full and part-time employees. As a result, we have an average full-time employee turn-over rate of approximately 11% annually, significantly below the retail industry average, and we have been recognized in FORTUNE Magazine's list of "100 Best Companies To Work For®" in each of the last 15 years.

        An unmatched collection of storage and organization products.    We offer our customers storage and organization solutions through an extensive and carefully curated assortment of over 10,000 creative and original products at competitive prices. We accomplish this in three principal ways:

  •
  Highly experienced buying team—Our buying team is responsible for sourcing all of our products and averages 13 years tenure at The Container Store. To ensure that our merchandise remains fresh and on-trend, our buying team frequently works directly with vendors to create high quality and differentiated new products exclusively for The Container Store, often based on direct feedback from our customers. The buying team also introduces approximately 2,000 new SKUs on average into our assortment each year.

  •
  Strong vendor relationships—We strive to form meaningful, long-lasting relationships with all of our vendors. We have been developing and refining our distinctive relationship-focused approach to our vendors for over 35 years. We do not view vendor negotiations as a zero-sum game, but rather as an opportunity to creatively craft mutually beneficial relationships, which we believe has fostered a unique sense of loyalty among our vendors. We estimate that over half of our net sales in fiscal 2013 were generated from merchandise exclusive to the Company, and we believe that only a small portion of our merchandise is carried by other national retailers. Our strong vendor relationships benefit us in a number of ways, including an increased number of exclusive products, competitive pricing and favorable payment terms.

  •
  The elfa® advantage—We are the exclusive distributor of elfa® products in the United States. elfa® is both our highest sales volume and, by virtue of our vertical integration, our highest gross margin department. Each of our stores includes an elfa® Custom Design Center where our highly trained experts can assist customers in designing and installing a customized storage solution. In fiscal 2013, the elfa® department represented approximately $158.8 million, or approximately 24%, of TCS net sales, which included approximately $117.4 million of elfa® Custom Design Center net sales with an average ticket of $598.94. This compares to an average ticket of $60.55 for the entire TCS segment.

        Highly-differentiated shopping experience.    We place great emphasis on creating an inviting and engaging store experience. Our customers often come to The Container Store knowing that they have a storage and organization challenge, but without a clear plan of how to address and solve their underlying issue. Our highly-trained salespeople seek to interact with our customers, asking questions, listening and learning from them so that they can understand the complete scope of their needs. This allows us to provide our customers with creative, tailored, comprehensive and multifunctional solutions, often utilizing multiple products from many of the 16 distinct lifestyle departments in our stores. This selling approach allows us to sell a broader range of products and to deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers.

        Our interactive customer service experience is further enhanced by a variety of additional service offerings, including our elfa® Installation Service, GoShop! Click & Pickup, and GoShop! Scan & Deliver in the Manhattan market (in which a customer simply scans her products with a hand-held device, checks out, after which the merchandise is delivered to her home). These services and, in the case of GoShop! Click & Pickup and GoShop! Scan & Deliver, advanced technologies, provide additional convenience and flexibility to our customers and reinforce our commitment to providing a differentiated shopping experience.

        Proven real estate site selection process.    We seek to locate our stores in highly desirable retail developments surrounded by dense concentrations of our core customers. We maintain a disciplined approach to new store development and perform comprehensive market research before selecting a new site based on customer demographics from eSite, an independent customer analytics research firm, and data from our customer database to identify existing customers. Additionally, we maintain a flexible cost structure that allows us to achieve consistent profitability margins across a range of sales levels and successfully operate stores in a variety of markets. Our average first year, four wall adjusted EBITDA margin on new stores has averaged approximately 23% and the Company earns its invested capital back in about 2.5 years. Our data-driven approach, premium locations and flexible new store model have resulted in strong performance across our store base. We have never closed or relocated a store due to underperformance.

        We have strong relationships with best-in-class commercial real estate firms and believe that we are a highly sought-after tenant given our brand and the high volume of affluent customers that visit our stores. As a result, we continue to have access to desirable retail sites on attractive terms.

        Powerful brand with strong customer loyalty.    We believe that The Container Store brand has become synonymous with the storage and organization category and an organized, stress-reduced lifestyle. The strength of our brand is built on our history as the originator and leader of the storage and organization category, our best-in-class product offerings and our commitment to our employees, vendors, customers and communities. We believe that this makes us the preferred retail destination for storage and organization solutions.

        We have achieved nationwide recognition attributable in part to numerous news and media impressions. We are consistently presented with opportunities to showcase our brand on a national stage. Notable publicity includes appearances and mentions with CNBC, the Today Show, Good Morning America, CBS Sunday Morning, the Rachel Ray Show, the Talk, the Wall Street Journal, The New York Times, InStyle, HGTV, Elle Décor, and People StyleWatch. We were also featured on

"Ellen's 12 Days of Christmas" in 2012 and 2013. In addition, we received the National Retail Federation's Gold Medal Award for excellence in 2011. The prominence of our brand has also led to a significant number of unpaid media impressions, including print mentions in newspapers and magazines with more than 360 million readers and television broadcast mentions on shows with more than 170 million viewers in 2013. We also enjoy a strong following on various social media outlets including Facebook (over 283,000 "likes"), Twitter (over 29,500 followers) and Pinterest (over 47,000 followers), in each case as of March 1, 2014.

        Highly experienced and passionate management team with proven track record.    Led by our Chairman and Chief Executive Officer, William A. "Kip" Tindell, III, our senior management team averages approximately 18 years with The Container Store, and is responsible for our proven track record of growth and consistent performance. Both Kip and Sharon Tindell, our Chief Merchandising Officer, have been inducted into the Retailing Hall of Fame. Melissa Reiff, our President and Chief Operating Officer, joined the team in 1995 and has been instrumental in elevating and leading the organization through its sizable expansion over the past two decades. Kip, Sharon, Melissa and the rest of the management team are dedicated to maintaining our employee-first culture and crafting mutually beneficial relationships with all of our stakeholders, which we believe will lead to continued growth and value creation in the future.

Our growth strategy

        The key elements of our growth strategy include:

        Expanding our store base.    We believe that our expansion opportunities in the United States are significant. Our current footprint of 63 stores extends to 22 states and the District of Columbia. We opened six new stores during fiscal 2013 (including one store relocation). We expect to open seven new stores in fiscal 2014 (including one store relocation), and are actively pursuing an eighth new store in fiscal 2014. Based on research conducted for us by eSite, we believe that we can grow our current U.S. store footprint to at least 300 stores in our current format. We endeavor to grow our square footage by at least 12% a year in new and existing markets. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

        Historically, our new store openings have been highly successful due in part to our new store opening execution strategy, which involves months of hiring, training, marketing, and public relations and culminates in a multi-day grand opening celebration in partnership with a local charity. This distinctive approach enables our new stores to deliver strong sales volumes quickly.

        Driving comparable store sales growth.    We have achieved comparable store sales growth in each of the past 15 fiscal quarters (through February 2014) and have increased our average ticket by 18.9% during the same period. We believe that we can continue to grow our comparable store sales by driving store traffic, improving customer conversion and growing our average ticket by continuing to provide a differentiated shopping experience through our solutions-based selling approach, new product and service introductions and well-maintained stores. Our employees receive continuous training on our products to ensure that our customers are sold complete solutions rather than individual products. We also believe that our high levels of service will continue to drive increased sales of the products in our higher margin elfa® department and complete space design solutions. We believe that these factors, combined with our continuous focus on further increasing brand awareness, will attract new customers and increase loyalty with existing customers. Additionally, we are piloting two programs with planned rollouts in fiscal 2014. Our ATHOME personalized design and organization service, where organizers go directly into customers' homes and organize for them using The Container Store products, is currently testing in select Texas stores. Our POP! (Perfectly Organized Perks) customer engagement program, which will reward customers with special communication, surprise and delight gifts, and exclusive offers, is currently testing in California stores.

        Enhancing and growing multi-channel presence.    In addition to our retail stores, we also offer our products directly to our customers through our fully-integrated website and call center, which collectively accounted for 5.6% of TCS net sales in fiscal 2013. Additionally, we offer our products through our GoShop! Click & Pickup service, where customers order online and pick-up at a store—which curbside delivery to the customer's car in most markets. The GoShop! Click & Pickup service accounted for approximately 4.3% of TCS net sales in fiscal 2013. Through continual technology enhancements and innovative services, such as GoShop! Click & Pickup, we believe we are well positioned for continued growth in our direct sales channels. Our website and call center sales have increased 140% from fiscal 2009 to fiscal 2013, including 11% growth in fiscal 2013.

        Increasing brand awareness.    We will continue to promote our brand by constantly communicating our message of organized and stress-reduced living to our current and potential customers. We do this through our comprehensive marketing strategy, which includes direct mail, advertising, online, public relations and social media. Our Customer Relationship Management ("CRM") strategy allows us to target our marketing efforts through direct mail and email. This strategy is supported by our customer database of over 15 million customer households, which includes customer transaction data and demographic overlays that help us better understand customer behaviors and identify opportunities. Additionally, our marketing and brand building efforts are enhanced by an ongoing dialogue with our customers through growing social and mobile channels including Facebook, Twitter, Pinterest, Instagram, and YouTube.

        As a part of our commitment to Conscious Capitalism®, we focus on serving the local communities in which we operate. We provide donations, gift cards and storage and organization makeovers to a variety of local nonprofit organizations to show our support for the organizations that are important to our customers. Additionally, when opening each new store, we partner with a prominent local nonprofit organization, working together to welcome the new store to the community. We host a grand opening party on the Thursday night before the Saturday on which the store opens, and donate 10% of our initial Saturday and Sunday sales from that new store to our nonprofit partner. As we continue to grow our store base, we plan to continue our active partnerships with local nonprofit organizations in order to build a sense of community with our customers and promote The Container Store brand.

        Improving profitability.    We believe that the expected expansion of our store base and the expected growth in comparable store sales will result in improved profitability as we take advantage of economies of scale in products sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. We also expect to maintain our disciplined pricing approach, which involves strategic promotional campaigns with limited use of traditional markdowns or discounting.

What we stand for—Organization with heart

        Since our inception, we have developed a distinctive corporate culture with a mission to help provide order to an increasingly busy and chaotic world. We operate under a set of core values that places our employees first and promotes our seven Foundation Principles TM, which influence and guide every aspect of our business. We believe motivated and well-trained employees lead to satisfied customers who, in turn, drive the growth and success of our business. By promoting these core values, we encourage our employees to work in unison toward a common goal of providing the best retail experience for our customers.

        We proudly practice Conscious Capitalism® and strive to create an environment that can simultaneously create value for all of our stakeholders, including our employees, customers, vendors, communities and shareholders. Our commitment to this operating philosophy is built around cultivating caring, long-term relationships with our employees, vendors and customers. We believe that fostering an environment where everyone associated with the business can thrive is the right way to do business and the best way to generate long-term profitable growth.

        We believe our relationship with our employees, at all levels of the organization, is excellent and a key contributor to our success. We believe the knowledge and passion of our employees allows us to deliver our solutions-based retail experience to our customers and strengthens our brand loyalty. We believe motivated and well-trained employees lead to satisfied customers who, in turn, lead to increased revenues and profitability.

        To support our company's commitment to an employee-first culture, on February 14, 2014, we announced the creation of The Container Store's Employee First Fund. The Employee First Fund provides grants to The Container Store, Inc.'s employees experiencing unforeseen emergencies like a major medical situation, a catastrophic event, or other grave challenges that they are not financially prepared to deal with. Initially funded through a Company contribution, the Employee First Fund will be supported in the future through contributions made by employees and other Company stakeholders. As a newly formed nonprofit company, the Employee First Fund has filed for 501(c)(3) tax exempt status with the IRS and is pending approval.

Our stores

Retail stores

        Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We utilize display samples and demonstrations, including inspirational elfa® solutions, which foster customer interaction with products and add to the air of excitement in our stores. We maintain a hands-on, solutions-based service approach and further enhance the store experience with convenient, time-saving and value-added services, including free closet design with elfa®, free in-store demonstrations, our GoShop! Click & Pickup service (in which a customer orders online and picks up at a store) with curbside delivery to the customer's car in most markets, and our GoShop! Scan & Deliver service in the Manhattan market (in which a customer simply scans her products with a hand-held device and checks out, after which the merchandise is delivered to her home).

E-commerce

        We are a fully-integrated multi-channel retailer. Our website, www.containerstore.com, is intended to replicate the store experience as much as possible and offers the same product assortment found in the stores, as well as certain products found exclusively online. Additionally, our website allows our customers to provide product ratings and reviews which our merchandising team reads, responds to and incorporates into product design discussions with vendors. Our average product rating for the time period between January 2010 when the tracking of product ratings was first initiated and March 1, 2014 was approximately 4.6 stars out of 5. The website also provides convenient service offerings, including online design services, practical tips and advice, video demonstration, Live Chat, GoShop! Click & Pickup, GoShop! Click & Deliver and Gift Registry. We also maintain a website optimized for mobile devices and a call center to support our e-commerce business.

 Our products

Strategy

        Our goal is to be the destination for all of our customers' storage and organizational needs. We focus on offering the most extensive, dynamic and unique product selection in the storage and organization industry. We achieve this through our broad merchandise assortment, frequent new product introductions and meaningful proportion of proprietary and exclusive merchandise. We seek to showcase the merchandise in our stores and online to highlight the value and functionality of our products and maximize the appeal of our image and brand. Our merchandising team continually monitors historical sales trends and new product launches to keep our stores' offerings fresh and relevant to our customers, working closely with our vendors to create new products exclusively for us to supplement our best selling products and continue to evolve our product offering. We maintain a disciplined approach to pricing and merchandising, which involves strategic promotional campaigns with limited use of traditional markdowns and discounting.

        We believe the exclusivity of our products and our solutions-based selling approach strengthens our position as a leader and a trendsetter in the industry. We estimate that over half of our net sales in fiscal 2013 were from merchandise exclusive to The Container Store. Many of these products are our own brands, including our elfa® products. We seek to introduce every customer to elfa® and provide them with custom design and installation services. We believe the high level of customer service we deliver allows us to effectively market and sell our elfa® products in a way that differentiates us and supports our market leadership in the sector.

        The goal of our solutions-based selling approach is to provide each customer with a comprehensive solution that fits her needs. We believe our solutions-based approach offers a unique shopping experience for our customer. By offering complete organizational solutions, our customer can find everything she needs within our stores.

Products

        Our stores are typically organized into 16 distinct lifestyle departments as follows:

Lifestyle departments	Select products
Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage
Box	Corrugated Boxes, Packing Material, Tape, Storage Bags, Specialty Boxes
Closets	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks
Collections	Media Storage, Photo Storage, Display, Small Craft and Parts Organizers
Containers	Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers
elfa®	Wall and Door Rack Systems, Drawer Systems and Accessories, Ventilated and Sold Shelving Systems, Utility and Garage Systems
Food Storage	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage
Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes
Hooks	Wall Mounted, Self Adhesive, Magnetic, Overdoor, Removable

Lifestyle departments	Select products
Kitchen	Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers
Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools
Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards
Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs
Storage	Drawers, Boxes and Bins, Totes, Crates, Carts
Trash	Recycle Bins, Wastebaskets, Open Cans, Step on Cans, Bags
Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

Sourcing

        We purchased merchandise from approximately 700 different vendors and for the TCS segment, our top 10 vendors, excluding Elfa, accounted for less than 25% of our total purchases in fiscal 2013. Approximately 22% of our fiscal 2013 TCS segment purchases were attributed to intercompany purchases from our Elfa segment. In order to maximize our purchasing flexibility, we do not enter into long-term contracts with any of our vendors. Accordingly, we generally operate without any contractual assurances of continued supply, pricing or access to new products. We strive to form meaningful, long-lasting and mutually beneficial relationships with our vendors. We are collaborative in our vendor negotiations so as to develop a partnership with our vendors and, in time, a sense of loyalty to The Container Store. Seventeen of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978.

Distribution

        In the TCS segment, all of our merchandise flows through a centralized distribution center prior to transport to our retail stores. Our distribution center is co-located with our corporate offices in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 78,000 square feet of corporate office space and over 1 million square feet of warehouse space (of which approximately 900,000 square feet are currently in use). With the exception of the Dallas / Fort Worth market, we utilize third party carriers to transport all of our products to our stores.

        Our Coppell, TX distribution center uses a state-of-the-art warehouse management system that is designed to optimize every aspect of distribution operations, from picking and packing to slotting and labor management. We recently invested in this new system in order to provide us with the control and flexibility that we believe is required for first-class inventory management. Further, so as to minimize the amount of time our retail stores have to spend managing inventory, all of the merchandise in our distribution center is prepared to be sales floor ready (ticketed with price tags and store replenishment packaging) prior to transport to our stores. We believe that this system allows our employees to concentrate on what matters most, which is understanding our customers' needs and providing them with tailored solutions and a differentiated shopping experience. We emphasize safety and efficiency and have received numerous operational awards in recognition of our distribution center's high standards. We believe that the size and scalability of the distribution center, in addition to the currently unused space, is more than sufficient to support our future expansion over the next 3 to 4 years.

        Elfa utilizes a broad network of third-party carriers to deliver products from its manufacturing facilities to customers worldwide.

Marketing and advertising

        Our marketing and advertising strategy seeks to promote our brand, culture and values to new and existing customers. Our goal is to develop a continuous dialogue with our core customers in order to remain relevant in their lives and be top-of-mind when it comes to storage and organization solutions.

        Our strategy centers on our Working Marketing Plan, an integrated 18-month forward-looking plan for all upcoming initiatives viewable by all employees at any time through our intranet and maintained by our marketing team. The Working Marketing Plan allows functional areas from across the entire company to collaborate in order to support our marketing programs. Sales goals, staffing, inventory logistics, product development, visual merchandising and expense planning all revolve around this dynamic plan, which is updated on a weekly basis.

        We employ a wide array of traditional and online media on a national and local level, including direct mail, online marketing, print, outdoor, broadcast and mobile. Our traditional media advertising resulted in 1.4 billion paid media impressions in fiscal 2013. The prominence of our brand has also led to a significant number of unpaid media impressions, including print mentions in newspapers and magazines with more than 360 million readers and television broadcast mentions on shows with more than 170 million viewers in 2013. In addition, we take a proactive approach to public relations through national, local and trade media outlets. Notable publicity includes appearances and mentions with CNBC, the Today Show, Good Morning America, CBS Sunday Morning, the Rachel Ray Show, the Talk, the Wall Street Journal, The New York Times, InStyle, HGTV, Elle Décor, and People StyleWatch. We were also featured on "Ellen's 12 Days of Christmas" in 2012 and 2013. Direct mail is the largest component of our marketing strategy as it is the most targeted way to reach our customers. We have developed a robust database of over 15 million households, of which 2.2 million have been active over the past 12 months as of March 1, 2014. The database includes customer transaction information and demographic and segment overlays, which help us to better understand key customer behaviors and assist in identifying current and future opportunities.

        We maintain an active social media program and have developed a strong presence on various social media platforms including Facebook (over 283,000 "likes"), Twitter (over 29,500 followers) and Pinterest (over 47,000 followers), in each case as of March 1, 2014. Additionally, we promote our unique culture and approach to Conscious Capitalism® through our blog, www.whatwestandfor.com. Our blog communicates what we stand for to our customers, vendors, employees and communities, our Foundation Principles TM and our commitment to practicing Conscious Capitalism®. We believe in working hard to create an environment where the lives of everyone connected to our business are enriched and can thrive.

Hiring, training and motivating our employees

        As of March 1, 2014, we had approximately 5,300 total employees. TCS employees accounted for approximately 4,700 of this total, of which 3,110 were part-time employees. TCS employees are not subject to a collective bargaining agreement. As of March 1, 2014, Elfa and its subsidiaries had approximately 600 employees. As of March 1, 2014, approximately 53% of Elfa's employees (approximately 6% of our total employees) were covered by collective bargaining agreements. We have never experienced a strike or work stoppage, and we believe that our relations with employees are excellent.

        We believe that the recruitment, training and knowledge of our employees and the consistency and quality of the service they deliver are central to our success. We are highly selective in our hiring process, typically hiring less than 4% of annual applicants. Most of our employees are college-educated and often our new employees are existing customers. We endeavor to hire employees with similar sophistication, skills and life experiences as our customers, with the goal of having our employees relate to our customers in the selling environment. We believe our employee-customer interaction is important to build the trust and rapport necessary to execute our solutions-based selling approach. The recruiting department relies on external marketing, employee recommendations and our website to facilitate recruitment of future employees.

        We dedicate substantial resources to training. Each new full-time store employee receives more than 260 hours of formal training in their first year alone, including product, leadership, cultural and operational training. Each store has a dedicated Store Manager—Training and a dedicated Sales Trainer. Our sales associates are trained to interact, inquire and listen to customers so that they can understand the complete scope of each customer's situation. We believe this approach allows us to provide creative, tailored, comprehensive and multifunctional solutions, often utilizing multiple products from several of the 16 distinct lifestyle departments in our stores. This selling approach allows us to sell a broader range of products and deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals.

        Given the level of investment that each employee receives in terms of training, we are committed to retaining each of our employees. We believe that communication is vital to the culture of the business and engages and empowers our workforce. Our financial performance, strategic initiatives and organizational successes are communicated to employees at all levels. We also pride ourselves on our compensation policy as a retention tool. We offer flexible work schedules, comprehensive benefits and above industry average compensation to both full and part-time employees. As a result, we have an average full-time employee turn-over rate of approximately 11% annually, significantly below the retail industry average, and we have been recognized in FORTUNE Magazine's list of "100 Best Companies To Work For®" in each of the last 15 years.

Information technology

        Our information technology systems are critical to our day-to-day operations as well as to the execution of our long-term strategy. We are committed to using technology in order to help drive growth and enhance business results. We use a combination of industry standard systems along with proprietary systems developed internally to support all areas of our business, including supply chain, merchandising, store operations, point-of-sale, e-commerce, finance, accounting and human resources.

        Our systems provide us the real-time data and automation needed to continually improve our operations and customer service levels. Our inventory replenishment system optimizes the flow of inventory throughout our supply chain using advanced forecasting algorithms in order to enhance customer service levels while increasing inventory turns. Furthermore, we use technology to provide an enhanced customer experience such as our proprietary elfa® Custom Design Center software, which allows our customers to virtually design their ideal customized elfa® space. We believe our current systems provide us with the operational efficiencies, customer solutions, scalability, management control and timely reporting that allows us to identify and respond to operating trends in our business. We believe that our systems have the flexibility and capacity to accommodate our future growth plans.

Intellectual property

        Our "The Container Store," "Contain Yourself" and "elfa" trademarks and certain variations thereon, such as our "The Container Store" logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including "www.containerstore.com," "www.whatwestandfor.com" and others that include our trademarks. We also own a patent for our proprietary retail shopping computer systems and copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

Our market and competition

        We operate within the storage and organization category, which extends across many retail segments including housewares, office supplies and travel, among others. This category is highly fragmented and The Container Store is the only national retailer solely devoted to it. We believe the category is growing and will continue to grow due, in part, to several favorable demographic trends, including (1) the desire for efficiency and organization of Baby Boomers as they become "empty nesters," (2) the generation of Baby Boomers' children driving demand for organizational products as they move into their first homes and (3) the increase of dual-income families with a need for solutions to organize and simplify their busy lives. Given The Container Store's industry leadership, unmatched product assortment and customer service, and national footprint, we believe we are well positioned to increase our share of this growing category.

        We have little direct competition from other national or regional retailers in the storage and organization market. However, storage and organization products are sold by a variety of retailers, including mass merchants (e.g., Walmart and Target) and specialty retail chains (e.g., Bed Bath & Beyond and Crate & Barrel) that devote a smaller portion of their merchandise assortment to storage and organization than our stores, and internet-based retailers (e.g., Amazon). Some of our competitors are larger and have greater financial, marketing and other resources than The Container Store. We compete with such retailers on the basis of vendor relationships, product selection, product quality, brand recognition, price, customer service, effective consumer marketing and promotional activities, and the ability to identify and satisfy emerging consumer preferences, among other things. We believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of product assortment compare favorably to those of our competitors.

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday shopping seasonal patterns than many retailers. In addition, our marketing plan is designed to minimize volatility and seasonal fluctuations of sales across periods. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which starts on December 24th and traditionally runs through early February. In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years. After a weather-impacted fourth quarter, Our Annual elfa® Sale was extended during fiscal 2013 to March 1, 2014 to allow our customers more time to take advantage of the sale.

Regulation and legislation

        We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, safety regulations and other laws, including consumer protection regulations, such as the Consumer Product Safety Improvement Act of 2008, that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

        We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our vendor compliance agreements mandate compliance with applicable law, including these laws and regulations.

Where you can find more information

        We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the SEC. You may read and copy the reports and other information we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of this information by mail from the public reference section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. You may obtain information regarding the operation of the public reference room by calling 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC. The address of that website is http://www.sec.gov.

        We maintain public internet sites at http://investor.containerstore.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also put on our websites the charters for our Board of Directors' Audit Committee, Culture and Compensation Committee, Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and Code of Ethics governing our chief executive and senior financial officers and other related materials. The information on our websites is not part of this annual report.

        Our Investor Relations Department can be contacted at The Container Store Group, Inc., 500 Freeport Parkway, Coppell, TX 75019-3863, Attention: Investor Relations; telephone: 972-538-6504; e-mail: InvestorRelations@containerstore.com

ITEM 1A.    RISK FACTORS

        Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

        Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers' preferences. A small number of our employees, including our buying team, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers. If we do not succeed in introducing and sourcing new products that consumers want to buy or maintaining good relationships with our vendors, or are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, which would adversely impact our business, financial condition and results of operations.

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

        We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from independent third-party transportation providers, which in turn would increase our costs.

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

        We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas. Our stores are leased from third parties and generally have an initial term of ten to fifteen years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due in large part to the state of the economy and higher than usual vacancy rates in a number of regional malls and shopping centers. These trends may not continue, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of sales, or "percentage rent," if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

        During fiscal 2013, approximately 80% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

        Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 22% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2013 were originally made in Swedish krona from our Elfa segment.

We have experienced net losses in the past and we may experience net losses in the future.

        We experienced net losses of $0.1 million and $30.7 million in fiscal 2012, and fiscal 2011, respectively. The net losses in fiscal 2012 and fiscal 2011 are inclusive of intangible asset impairments at our Elfa segment in the amounts of $15.5 million and $47.0 million in fiscal 2012 and fiscal 2011, respectively. We may experience net losses in the future, and although we experienced a net income of $8.2 million in fiscal 2013, we cannot assure you that we will achieve profitability in future periods.

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

        E-commerce has been our fastest growing business over the last several years and continues to be a growing part of our business. The success of our e-commerce business depends, in part, on factors over which we may not control. We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our competitors, some of whom have greater resources than us, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

A security breach or cyber-attack of our website or information technology systems could damage our reputation and our relationships with our customers or employees, expose us to litigation risk and adversely affect our business.

        In conducting our business, including our e-commerce business, we obtain and transmit confidential information about our customers, including credit card information, through our website and our information technology systems. We also receive and maintain confidential information about our employees in the normal course of business. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack, such a security breach or cyber-attack could adversely affect our business and operations, including damaging our reputation and our relationships with our customers and employees, and exposing us to risks of litigation and liability. While we believe we are diligent in hiring employees and selecting vendors, systems and procedures to enable us to maintain the integrity of our systems, we recognize that there are inherent risks and we cannot assure that any future breaches, attacks or unauthorized disclosures will not occur, or that our vendors and employees will comply with all applicable laws, regulations and contractual provisions pertaining to the use of personal information. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information.

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

        We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors' business, finances, labor, ability to export or import, as the case may be, merchandise, costs, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, as our current vendors may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

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

        As of March 1, 2014, approximately 53% of Elfa's employees (approximately 6% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

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

        During fiscal 2013, excluding purchases for Elfa, we purchased approximately 25% of our merchandise from manufacturers located in the United States and approximately 75% from manufacturers located outside the United States (including approximately 44% from manufacturers located in China). In addition, some of the merchandise we purchase from manufacturers in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our manufacturers are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign manufacturer relationships and to develop new ones. While we rely on our long-term relationships with our foreign manufacturers, we have no long-term contracts with them and transact business on an order by order basis. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

        An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured.

        In addition, there is a risk that compliance lapses by our manufacturers could occur which could lead to investigations by U.S. government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports/exports or otherwise negatively impact our business. In addition, there remains a risk that one or more of our foreign manufacturers will not adhere to applicable legal requirements or our global compliance standards such as fair labor standards, the prohibition on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements, including labor, manufacturing and safety laws, by any of our manufacturers, the failure of any of our manufacturers to adhere to our global compliance standards or the divergence of the labor practices followed by any of our manufacturers from those generally accepted in the United States, could disrupt our supply of products from our manufacturers or the shipment of products to us, result in potential liability to us and harm our reputation and brand, any of which could negatively affect our business and operating results.

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

        As of March 1, 2014, we had total outstanding debt of $351.3 million and an additional $69.7 million of availability under the Revolving Credit Facility and the Elfa Revolving Credit Facility. We may incur additional indebtedness in the future. Our high degree of leverage could have important consequences to us, including:

  •
  making it more difficult for us to make payments on our debt;

  •
  limiting our ability to pay future dividends;

  •
  increasing our vulnerability to downturns in our business, the storage and organization retail industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;

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

  •
  preventing us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings; and

  •
  placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

        In addition, if we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. A failure by us or our subsidiaries to comply with the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

        We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2013, we purchased merchandise from approximately 700 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety, could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

        We lease all of our properties at the TCS segment and the group headquarters and sales offices at the Elfa segment, and each is classified as an operating lease. The Financial Accounting Standards Board ("FASB") has issued an exposure draft that will revise lease accounting and require many leases currently considered to be operating leases to instead be classified as capital leases. The primary impact to this exposure draft would be that such leases would be recorded on the balance sheet as debt, and they currently have an off-balance sheet classification as operating leases. The timeline for effectiveness of this pronouncement, as well as the final guidelines and potential financial impact, are unclear at this point.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.

        We may provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty or when there are periods of severe weather. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

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

        Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets, in accordance with FASB Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" ("ASC 360"), and ASC 350, "Intangibles—Goodwill and Other" ("ASC 350"). We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected. We recorded impairment charges of $15.5 million and $15.6 million related to the elfa® trade name in fiscal 2012 and fiscal 2011, respectively. We also recorded goodwill impairment charges of $31.5 million related to the Elfa segment in fiscal 2011.

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

        Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2009, our quarterly comparable store sales growth has ranged from a decrease of 12.0% to an increase of 12.9%. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

        Accordingly, our results of operations may fluctuate on a seasonal basis and relative to corresponding periods in prior years. We historically have realized, and expect to continue to realize, a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale (which starts on December 24th and traditionally runs through early February). In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years. Moreover, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

        We face the risk of claims that we have infringed third parties' intellectual property rights. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products or methods that allegedly infringe; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; (iv) divert management's attention and resources; or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating results and harm our future prospects.

Risks related to our organization and ownership of our common stock

We are controlled by investment funds managed by Leonard Green and Partners, L.P. ("LGP"), whose interests in our business may be different from yours.

        LGP owns approximately 27.5 million shares, or 57.4%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, and the voting arrangements with management, designate a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

We are a "controlled company" within the meaning of the New York Stock Exchange listing requirements and as a result, will qualify for and intend to rely on exemptions from certain corporate governance requirements. You will not have the same protection afforded to shareholders of companies that are subject to such corporate governance requirements.

        Because of the aggregate voting power over our Company held by certain affiliates of LGP and certain members of management, we are considered a "controlled company" for the purposes of the New York Stock Exchange listing requirements. As such, we are exempt from the corporate governance requirements that our board of directors, our culture and compensation committee and our nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

        We intend to continue to utilize these exemptions afforded to a "controlled company" in the future. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

  •
  the market's reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act;

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

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 1, 2014, we have 47,941,180 shares of outstanding common stock, of which approximately 31,029,917 shares became eligible to be sold 180 days after October 31, 2013. The 31,029,917 shares are owned by each of our executive officers and directors and certain shareholders, including LGP. In addition, under our 2013 Equity Plan, we granted to our directors and certain of our employees stock options to purchase, at the IPO price of $18.00 per share, 2,622,721 shares, of which stock options to purchase 1,666,066 shares became immediately vested upon the closing of the IPO. The remaining stock options will vest in equal annual installments over seven years. All of the stock options granted to directors became immediately vested upon the closing of the IPO. The shares issuable under these options not held by our affiliates are freely tradable without restriction under the Securities Act. The shares of common stock offered in the IPO are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Certain existing holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.

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

        As a newly public company, we will incur significant legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission ("SEC"). The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

        Finally, on November 6, 2013, the affiliates of LGP which own our common stock, and Kip Tindell, Sharon Tindell and Melissa Reiff (the "management directors") entered into a voting agreement. Pursuant to the terms of this agreement, for so long as such LGP affiliates and the management directors collectively hold at least 40% of our outstanding common stock, or the agreement is otherwise terminated in accordance with its terms, such affiliates of LGP agree to vote their shares of our common stock in favor of the election of the management directors to our board of directors upon their nomination by the nominating and corporate governance committee of our board of directors and the management directors agree to vote their shares of our common stock in favor of the election of the directors affiliated with LGP upon their nomination by the nominating and corporate governance committee of our board of directors. The parties to this agreement collectively hold approximately 31.0 million shares, or 64.6%, of our outstanding common stock.

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

Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

        The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

  •
  be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

  •
  be exempt from the "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the "Dodd-Frank Act");

  •
  certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and

  •
  instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

        We currently intend to take advantage of the reduced disclosure requirements regarding executive compensation. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. If we remain an "emerging growth company" after fiscal 2013, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Act and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock. Also, as a result of our intention to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an "emerging growth company," our financial statements may not be comparable to companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

        In the past, as a privately held company, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We anticipate being required to comply with the SEC's rules implementing Section 404 of the Sarbanes-Oxley Act, which requires management to provide an annual management report on the effectiveness of controls over financial reporting. We are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until fiscal 2014. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of fiscal 2014 or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

        To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. For example, a material weakness was identified during fiscal 2012 relating to the accounting for the elfa® trade name. This material weakness was remediated in the fourth quarter of fiscal 2013. If we identify additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease all of our 63 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. Further, certain leases also include a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of March 1, 2014 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	1	Maryland	1	Ohio	2
Arkansas	1	Massachusetts	3	Oregon	1
California	10	Minnesota	1	Tennessee	1
Colorado	3	Missouri	1	Texas	12
Florida	5	Nevada	1	Virginia	3
Georgia	2	New Jersey	2	Washington	1
Illinois	4	New York	4	District of Columbia	1
Indiana	1	North Carolina	2

				Total	63

        We also lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The initial term for this lease expires in April 2019, and we retain three five-year renewal options.

        Elfa leases its approximately 14,000 square foot group headquarters in Malmö, Sweden. In addition, Elfa owns four manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), Koszalin, Poland (approximately 90,000 square feet), and Lahti, Finland (approximately 60,000 square feet).

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

Executive Officers of the Registrant

Name	Age	Position(s)
Executive Officers:
William A. ("Kip") Tindell, III	61	Chief Executive Officer and Chairman of the Board of Directors
Sharon Tindell	58	Chief Merchandising Officer and Director
Melissa Reiff	59	President, Chief Operating Officer and Director
Jodi Taylor	51	Chief Financial Officer
Per von Mentzer	54	Chief Executive Officer of Elfa

        William A. ("Kip") Tindell, III has served as our Chief Executive Officer since early 2006 and on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since July 1978). He was elected Chairman of our board of directors in August 2007. Mr. Tindell served as President and Chief Operating Officer of The Container Store through 2005. Mr. Tindell was presented the Ernst & Young's prestigious Entrepreneur of the Year award in 1991 and is a recipient of the National Retail Federation's 1998 Innovator of the Year Award. In 2006 he was inducted into the Retailing Hall of Fame and is a 2009 Junior Achievement of Dallas Business Hall of Fame inductee. In 2011 Mr. Tindell received the National Retail Federation's Gold Medal Award, which is generally regarded as the industry's top accolade, given to individuals who have served the industry with distinction and achieved a national reputation for excellence to the retail craft. He is a member of the Dallas Arboretum CEO Advisory Council and serves on the Board of Directors of Whole Foods Market, Inc. (WFM) and Baylor Healthcare Systems Foundation. Mr. Tindell also serves on the executive board of the National Retail Federation as its vice chairman and served on the Board of Directors of the National Retail Federation Foundation from 2010 to 2013. He serves on the board of Conscious Capitalism Institute and Conscious Capitalism, Inc., a community of like-minded business, thought and academic leaders working to elevate humanity through a conscious approach to business. Mr. Tindell is an active member of the Dallas Salesmanship Club, a nonprofit organization dedicated to transforming children's futures by serving at-risk families in the Greater Dallas area. Mr. Tindell was selected to our board of directors because of the perspective, experience and operational expertise in our business that he has developed as our Chief Executive Officer. Mr. Tindell is married to Sharon Tindell, our Chief Merchandising Officer.

        Sharon Tindell has served as our Chief Merchandising Officer since early 2006 and has served on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since April 1988). In 1980 she joined us full-time working on the sales floor, managing inventory and participating in other tasks that put her in direct touch with the store's innovative product mix and customers' storage and organization challenges. In 1981 Ms. Tindell became our first buyer. Ms. Tindell drives our philosophy of developing multi-functional uses for the store's products and is credited with maintaining The Container Store's devotion to its original concept of providing only storage and organization products. Ms. Tindell served as Executive Vice President of Merchandising, beginning in 1992 and attained the title of Chief Merchandising Officer in August 2006. She is instrumental in creating the brand presence reflected in our store and leads all product decisions, product presentation, signage, store interior and exterior, and merchandising development. In addition, she is the force behind our merchandise supply chain, ultimately responsible for managing inventory levels, inventory turn and margin. In 2006, Ms. Tindell was inducted into the Retailing Hall of Fame, the first woman selected for this honor. Ms. Tindell also serves on the board of directors of the Perot Museum of Nature and Science. Ms. Tindell was selected to our board of directors because she possesses particular knowledge and experience in retail and merchandising as well as our business and our customer. Sharon Tindell is married to William A. "Kip" Tindell, III, our Chief Executive Officer and Chairman of the Board of Directors.

        Melissa Reiff has served as our President since early 2006 and has served on our board of directors since August 2007 and more recently became President and Chief Operating Officer in March 2013 (and on the board of directors of The Container Store, Inc. since February 2006). Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing. She created and formalized our Sales and Marketing department and was responsible for sales management, training, advertising, e-business marketing, public relations and new store grand opening launches. In 2003 Ms. Reiff assumed the role of Executive Vice President of Stores and Marketing, as she was responsible for further integrating the stores and marketing functions. As President and Chief Operating Officer, Ms. Reiff is responsible for the business areas of Store Leadership, Marketing (including Advertising, Online, Customer Relationship Management, Public Relations, Cultural Programs, Community Relations and Social Media), Training and Development, Recruiting, Information Systems, Legal, Loss Prevention and Logistics and Distribution. Ms. Reiff is also credited with enhancing The Container Store's approach to launching new stores. Ms. Reiff has played a critical role in enhancing and strengthening The Container Store's employee-first culture centered around our values-based Foundation Principles. She is a member of the Dallas chapter of the American Marketing Association, International Women's Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. She also serves on Southern Methodist University's Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Recently Ms. Reiff was honored with the 2012-2013 SMU Cox School of Business Distinguished Alumna award. Ms. Reiff was selected to our board of directors because she possesses particular knowledge and experience in retail and merchandising, communication and interpersonal skills, as well as our business.

        Jodi Taylor has served as our Chief Financial Officer since December 2007. Ms. Taylor is responsible for the business areas of Finance, Accounting, Real Estate, Payroll, Benefits, Travel, New Store and Remodel Process, Store Facilities and Purchasing. Prior to joining us, Ms. Taylor served as Chief Financial Officer and Secretary from 1998 to 2007 at Harold's, a publicly-traded apparel retailer which filed for bankruptcy in 2008. From 1986-1998, Ms. Taylor was an executive with Baby Superstore, Inc. or successor companies, which after an IPO in 1994, was ultimately acquired by Toys "R" Us, Inc. in 1996. Ms. Taylor was formerly an auditor with Deloitte, Haskins, & Sells (now Deloitte & Touche).

        Per von Mentzer joined Elfa as Chief Executive Officer in September 2008 and has been instrumental in managing and overseeing all of Elfa's operations. Prior to joining Elfa, Mr. von Mentzer served as Vice President of Marketing and Sales for Nybron Flooring International, Europe's largest wood flooring group, with sales in more than 30 countries, including the United States and China.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock began trading on The New York Stock Exchange ("NYSE"), under the symbol "TCS" on November 1, 2013. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE for each quarterly period since our IPO.

	Highest	Lowest
Fiscal 2013
Fourth Quarter	$47.07	$32.80
Third Quarter (from November 1, 2013)	$41.70	$32.10

        The number of stockholders of record of our common stock as of May 14, 2014 was 92. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of The Container Store Group, Inc. under the Securities Act or the Exchange Act.

        The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 1, 2013 (the date our common stock commenced trading on the NYSE) through March 1, 2014 in comparison to the NYSE Composite Index and the S&P Retailing Select Index. The graph and the table below assume that $100 was invested at the market close on November 1, 2013 in the common stock of The Container Store Group, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/1/2013	12/1/2013	1/1/2014	2/1/2014	3/1/2014
The Container Store Group, Inc.	100.00	112.40	128.76	101.52	98.92
NYSE Composite Index	100.00	101.65	103.81	99.50	104.07
S&P Retailing Select Index	100.00	104.65	104.14	94.33	101.21

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated financial data for each of the years ended March 1, 2014 (fiscal 2013), March 2, 2013 (fiscal 2012), and February 25, 2012 (fiscal 2011) and the selected consolidated balance sheet data as of March 1, 2014 and March 2, 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended and the consolidated balance sheet data as of February 26, 2011 (fiscal 2010) and February 27, 2010 (fiscal 2009) have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not indicative of the results to be expected in the future. Fiscal 2012 included 53 weeks, whereas fiscal 2013, fiscal 2011, fiscal 2010, and fiscal 2009 included 52 weeks. Categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+). For segment data, see Note 14 to our consolidated financial statements.

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011	February 27, 2010
Consolidated statement of operations
Net sales	$748,538	$706,757	$633,619	$568,820	$523,004
Cost of sales (excluding depreciation and amortization)	308,755	291,146	266,355	235,295	223,759

Gross profit	439,783	415,611	367,264	333,525	299,245

Selling, general and administrative expenses (excluding depreciation and amortization)	354,271	331,097	293,665	269,474	252,272
Stock-based compensation	15,137	283	—	—	—
Pre-opening costs*	6,672	7,562	5,203	1,747	1,167
Goodwill and trade name impairment+	—	15,533	47,037	52,388	—
Depreciation and amortization	30,353	29,550	27,451	24,354	23,845
Restructuring charges+	532	6,369	133	341	—
Other expenses	1,585	987	193	—	329
Loss on disposal of assets	206	88	210	139	121

Income (loss) from operations	31,027	24,142	(6,628)	(14,918)	21,511
Interest expense, net	21,185	21,388	25,417	26,006	27,331
Loss on extinguishment of debt*	1,229	7,333	—	—	—

Income (loss) before taxes	8,613	(4,579)	(32,045)	(40,924)	(5,820)
Provision (benefit) for income taxes(1)	447	(4,449)	(1,374)	4,129	(1,623)

Net income (loss)	$8,166	$(130)	$(30,671)	$(45,053)	$(4,197)
Less: Distributions accumulated to preferred shareholders(2)	(59,747)	(90,349)	(78,575)	(69,723)	(61,868)

Net loss available to common shareholders(2)	$(51,581)	$(90,479)	$(109,246)	$(114,776)	$(66,065)

Basic and diluted net loss per common share(2)	$(2.87)	$(30.88)	$(37.26)	$(39.12)	$(22.50)
Weighted-average common shares outstanding—basic and diluted	17,955,757	2,929,789	2,931,996	2,933,794	2,936,341

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011	February 27, 2010
Operating data:
Comparable store sales growth for the period*(3)	2.9%	4.4%	7.6%	8.1%	(5.7)%
Number of stores open at end of period*	63	58	53	49	47
Average ticket*(4)	$60.55	$57.34	$55.60	$53.68	$52.48
Non-GAAP measures(5):
Adjusted EBITDA(6)	$86,101	$87,585	$75,644	$67,707	$51,862
Adjusted EBITDA margin(7)	11.5%	12.4%	11.9%	11.9%	9.9%
Adjusted net income (loss)(8)	$16,354	$16,159	$8,921	$7,221	$(3,305)
Adjusted net income (loss) per common share—diluted(8)	$0.33	$0.34	$0.19	$0.15	$(0.07)

	As of
	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011	February 27, 2010
Consolidated balance sheet data:
Cash	$18,046	$25,351	$51,163	$49,756	$26,162
Net working capital(9)	33,405	29,076	24,128	24,054	35,665
Total assets	783,474	752,820	746,678	773,303	797,133
Long-term debt(10)	335,251	285,371	300,166	300,893	305,673
Total stockholders' equity	197,186	233,375	232,989	268,227	303,301

(1)
The difference between our effective tax rate and the statutory Federal tax rate is predominantly related to fluctuations in the valuation allowance recorded against net deferred assets not expected to be realized, the effects of foreign income taxed at a different rate and intraperiod tax allocations between continuing operations and other comprehensive income

(2)
For fiscal 2009 through fiscal 2013, common stockholders did not share in net income due to earnings not exceeding the accrued distributions on our preferred stock. For all periods presented, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

(3)
In fiscal 2012, the Company's fiscal year included 53 weeks. As a result, sales recorded in weeks one through fifty-two of fiscal 2013 and 2011 are comparable to weeks two through fifty-three of fiscal 2012. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles.

(4)
Average ticket for all periods is calculated by dividing (a) sales of merchandise by our TCS segment for that period (regardless of whether such sales are included in comparable store sales for such period) by (b) the number of transactions for that period comprising such sales. Average ticket is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles.

(5)
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

(6)
EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Secured Term Loan Facility and the Revolving Credit Facility and is the basis for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

EBITDA and Adjusted EBITDA are included in this Annual Report on Form 10-K because they are key metrics used by management, our board of directors and LGP to assess our financial performance. EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock compensation expense. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

  A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011	February 27, 2010
Net income (loss)	$8,166	$(130)	$(30,671)	$(45,053)	$(4,197)
Depreciation and amortization	30,353	29,550	27,451	24,354	23,845
Interest expense, net	21,185	21,388	25,417	26,006	27,331
Income tax expense (benefit)	447	(4,449)	(1,374)	4,129	(1,623)

EBITDA	60,151	46,359	20,823	9,436	45,356
Management fees(a)	667	1,000	500	—	—
Pre-opening costs*(b)	6,672	7,562	5,000	1,747	1,167
Goodwill and trade name impairment+(c)	—	15,533	47,037	52,388	—
IPO costs*(d)	1,259	—	—	—	—
Noncash rent(e)	260	2,014	1,935	2,442	4,033
Restructuring charges+(f)	532	6,369	133	341	—
Stock-based compensation(g)	15,137	283	—	—	—
Loss on extinguishment of debt*(h)	1,229	7,333	—	—	—
Foreign exchange (gains) losses(i)	(224)	55	(66)	1,269	959
Other adjustments(j)	418	1,077	282	84	347

Adjusted EBITDA	$86,101	$87,585	$75,644	$67,707	$51,862

(a)
Fees paid to LGP in accordance with our management services agreement, which was terminated on November 6, 2013 in association with our IPO.

(b)
Non-capital expenditures associated with opening new stores and relocating stores, including rent, marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(c)
Non-cash charges related to impairment of intangible assets, primarily related to Elfa, which we do not consider in our evaluation of our ongoing performance.

(d)
Charges incurred in connection with our IPO, which we do not expect to recur and do not consider in our evaluation of ongoing performance.

(e)
Reflects the extent to which our annual GAAP rent expense has been above or below our cash rent payment due to lease accounting adjustments. The adjustment varies depending on the average age of our lease portfolio (weighted for size), as our GAAP rent expense on younger leases typically exceeds our cash cost, while our GAAP rent expense on older leases is typically less than our cash cost.

(f)
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

(g)
Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(h)
Loss recorded as a result of the repayment of the then outstanding term loan facility and senior subordinated notes in April 2012, and the amendments made to the Senior Secured Term Loan Facility in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing operations.

(i)
Realized foreign exchange transactional gains/losses.

(j)
Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including costs incurred in preparation for being a public company and other charges.
(7)
Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period.

(8)
Adjusted net income (loss) and adjusted net income (loss) per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net loss available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per common share—diluted as adjusted net income divided by the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. March 1, 2014), assuming those shares were outstanding at the beginning of all periods presented. We use adjusted net income (loss) and adjusted net income (loss) per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net loss available to common shareholders and diluted net loss per common share to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share—diluted is set forth below:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011	February 27, 2010
Numerator:
Net loss available to common shareholders	$(51,581)	$(90,479)	$(109,246)	$(114,776)	$(66,065)
Distributions accumulated to preferred shareholders(a)	59,747	90,349	78,575	69,723	61,868
Stock-based compensation(b)	14,602	—	—	—	—
IPO costs*(c)	1,259	—	—	—	—
Restructuring charges+(d)	532	6,369	133	341	—
Goodwill and trade name impairment+(e)	—	15,533	47,037	52,388	—
Loss on extinguishment of debt*(f)	1,229	7,333	—	—	—
Taxes(g)	(9,434)	(12,946)	(7,578)	(455)	892

Adjusted net income (loss)	$16,354	$16,159	$8,921	$7,221	$(3,305)
Denominator:
Weighted average common shares outstanding—diluted	17,955,757	2,929,789	2,931,996	2,933,794	2,936,341
Adjust weighting factor of outstanding shares(h)	30,939,876	45,011,391	45,009,184	45,007,386	45,004,839

Adjusted weighted average common shares outstanding—diluted	48,895,633	47,941,180	47,941,180	47,941,180	47,941,180
Adjusted net income (loss) per common share—diluted	$0.33	$0.34	$0.19	$0.15	$(0.07)

(a)
Distributions accumulated to preferred shareholders in arrears were eliminated as of November 6, 2013 through the Distribution and Exchange (as defined in Note 1 to our audited consolidated financial statements), and are not considered in our evaluation of ongoing performance.

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

(d)
Includes charges incurred to restructure business operations at Elfa, including the sale of a subsidiary in Germany and the closedown of a manufacturing facility in Norway in fiscal 2012, as well as the relocation of certain head office functions in sales and marketing from the Västervik, Sweden, manufacturing location to the group headquarters in Malmö, Sweden in fiscal 2012, which we do not consider in our evaluation of our ongoing performance.

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

(g)
Tax impact of adjustments to net (loss) income, as well as other unusual or infrequent tax items, including the exclusion of a tax benefit recorded in the third quarter of fiscal 2012 as a result of a reduction in the Swedish tax rate from 26.3% to 22.0%, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets, which we do not consider in our evaluation of ongoing performance.

(h)
Calculated based on assumption that the number of shares outstanding as of the end of the current fiscal period (i.e. March 1, 2014) were outstanding at the beginning of all periods presented.
(9)
Net working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt and revolving lines of credit).

(10)
Long-term debt consists of the current and long-term portions of the Senior Secured Term Loan Facility, the Elfa Term Loan Facility, and other mortgages and loans.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

        Our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation services business. As of March 1, 2014, we operated 63 stores with an average size of approximately 19,000 selling square feet in 22 states and the District of Columbia. We also offer all of our products directly to customers through our website and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

  •
  Elfa, The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa's shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

How we assess the performance of our business

        We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, and selling, general and administrative expenses. In addition, we also review other important operating metrics such as comparable store sales, average ticket and Adjusted EBITDA.

Net sales

        Net sales reflect our sales of merchandise plus other services provided, such as shipping, delivery, and installation, less returns and discounts. Net sales also include wholesale sales by Elfa. Revenue from our TCS segment is recognized upon receipt of the product by our customers or upon completion of the service to our customers. Elfa segment revenue is recorded upon shipment to customers.

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

        Our business is moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which begins on December 24th and runs into early February each year. After a shorter, weather-impacted holiday season, Our Annual elfa® Sale was extended during fiscal 2013 to March 1, 2014 to allow our customers more time to take advantage of the sale.

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

Selling, general and administrative expenses

        Selling, general and administrative expenses include all operating costs not included in cost of sales, stock-based compensation, and pre-opening costs. For our TCS segment, these include all payroll and payroll-related expenses, marketing expenses, all occupancy expenses (which include rent, real estate taxes, common area maintenance, utilities, telephone, property insurance, and repairs and maintenance), costs to ship product from the distribution center to our stores, and supplies expenses. We also incur costs for our distribution and corporate office operations. For our Elfa segment, these include sales and marketing expenses, product development costs, and all expenses related to operations at headquarters. Depreciation and amortization are excluded from both gross profit and selling, general and administrative expenses.

        Selling, general and administrative expenses include both fixed and variable components and, therefore, is not directly correlated with net sales. The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act.

Pre-opening costs

        Non-capital expenditures associated with opening new stores and relocating stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Comparable store sales

        A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening, which is when we believe comparability is achieved. When a store is relocated, we continue to include sales from that store in comparable store sales. Sales from our website and call center, which are included in our net sales for all periods discussed below, are also included in calculations of comparable store sales.

        Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period-over-period net sales in stores that have been open for fifteen months or more. Comparable store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with generally accepted accounting principles. Various factors affect comparable store sales, including:

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

Average ticket

        Average ticket for any period is calculated by dividing (a) sales of merchandise from our TCS segment for that period (regardless of whether such sales are included in comparable sales for such period) by (b) the number of transactions for that period comprising such sales. Historically, the average ticket for our elfa® department has been significantly higher than our overall average ticket. Average ticket is intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles.

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

        We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and is the basis for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. For reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, see "Results of Operations."

Note on Dollar Amounts

        All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands, unless otherwise stated.

Results of Operations

        The following data represents the amounts shown in our audited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented (categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+)). For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
Net sales	$748,538	$706,757	$633,619
Cost of sales (excluding depreciation and amortization)	308,755	291,146	266,355

Gross profit	439,783	415,611	367,264
Selling, general, and administrative expenses (excluding depreciation and amortization)	354,271	331,097	293,665
Stock-based compensation	15,137	283	—
Pre-opening costs*	6,672	7,562	5,203
Goodwill and trade name impairment+	—	15,533	47,037
Depreciation and amortization	30,353	29,550	27,451
Restructuring charges+	532	6,369	133
Other expenses	1,585	987	193
Loss on disposal of assets	206	88	210

Income (loss) from operations	31,027	24,142	(6,628)
Interest expense	21,185	21,388	25,417
Loss on extinguishment of debt*	1,229	7,333	—

Income (loss) before taxes	8,613	(4,579)	(32,045)
Provision (benefit) for income taxes	447	(4,449)	(1,374)

Net income (loss)	$8,166	$(130)	$(30,671)
Less: Distributions accumulated to preferred shareholders	(59,747)	(90,349)	(78,575)

Net loss available to common shareholders	$(51,581)	$(90,479)	$(109,246)

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.2%	41.2%	42.0%

Gross profit	58.8%	58.8%	58.0%

Selling, general and administrative expenses (excluding depreciation and amortization)	47.3%	46.8%	46.3%
Stock-based compensation	2.0%	0.0%	—
Pre-opening costs*	0.9%	1.1%	0.8%
Goodwill and trade name impairment+	—	2.2%	7.5%
Depreciation and amortization	4.1%	4.2%	4.3%
Restructuring charges+	0.1%	0.9%	0.0%
Other expenses	0.2%	0.1%	0.0%
Loss on disposal of assets	0.0%	0.0%	0.0%

Income (loss) from operations	4.1%	3.4%	(1.0)%
Interest expense, net	2.8%	3.0%	4.0%
Loss on extinguishment of debt*	0.2%	1.0%	—

Income (loss) before taxes	1.2%	(0.6)%	(5.0)%
Provision (benefit) for income taxes	0.1%	(0.6)%	(0.2)%

Net income (loss)	1.1%	(0.0)%	(4.8)%

Operating data:
Comparable store sales growth for the period(1)*	2.9%	4.4%	7.6%
Number of stores open at end of period*	63	58	53
Average ticket*	$60.55	$57.34	$55.60
Non-GAAP measures(2):
Adjusted EBITDA(3)	$86,101	$87,585	$75,644
Adjusted net income(4)	$16,354	$16,159	$8,921
Adjusted net income per common share—diluted(4)	$0.33	$0.34	$0.19

(1)
In fiscal 2012, the Company's fiscal year included 53 weeks. As a result, sales recorded in weeks one through fifty-two of fiscal 2013 and 2011 are comparable to weeks two through fifty-three of fiscal 2012. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles.

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

(3)
EBITDA and Adjusted EBITDA have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. For more information and a reconciliation of the GAAP financial measures of net loss to EBITDA and Adjusted EBITDA refer to "Item 6: Selected Financial and Operating Data."

(4)
Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net loss available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. March 1, 2014), assuming those shares were outstanding at the beginning of all periods presented. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. For more information and a reconciliation of the GAAP financial measures of net loss available to common shareholders and diluted net loss per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted refer to "Item 6: Selected Financial and Operating Data."

Fiscal 2013 compared to fiscal 2012

Net sales

        The following table summarizes our net sales for fiscal 2013 and fiscal 2012:

	Fiscal 2013	% total	Fiscal 2012	% total
TCS net sales	$660,365	88.2%	$613,252	86.8%
Elfa third party net sales	88,173	11.8%	93,505	13.2%

Net sales	$748,538	100.0%	$706,757	100.0%

        Net sales in fiscal 2013 increased by $41,781, or 5.9%, compared to fiscal 2012. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2012	$706,757
Incremental net sales increase (decrease) due to:
Comparable stores (including a $3,352, or 11.7%, increase in online sales)	14,982
New stores	40,816
53rd week sales in fiscal 2012	(11,702)
Elfa third party net sales	(5,332)
Installation services	2,319
Other	698

Net sales for fiscal 2013	$748,538

        The increase in net sales was driven by comparable store sales growth of 2.9%, which was primarily attributable to an increase in the average ticket of 5.6%. New store net sales increases are due to ten incremental stores, five of which were opened in fiscal 2013. These increases were partially offset by incremental sales recorded during the 53rd week of fiscal 2012 of $11,702; fiscal 2013 consisted of 52 weeks. Additionally, there was a $5,332 decline in Elfa third party net sales, which was primarily related to the sale of a German subsidiary in fiscal 2012 and continuing weakness in the European economy and the Nordic market. The decline in Elfa third-party net sales was partially offset by the appreciation of the Swedish krona against the U.S. dollar. Installation services increased $2,319, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

        Gross profit in fiscal 2013 increased by $24,172, or 5.8%, compared to fiscal 2012. The increase in gross profit was primarily the result of increased sales. The following table summarizes the gross margin for fiscal 2013 and fiscal 2012 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Fiscal 2013	Fiscal 2012
TCS gross margin	58.2%	59.0%
Elfa gross margin	39.6%	38.7%
Total gross margin	58.8%	58.8%

        TCS gross margin declined by 80 basis points, primarily due to the appreciation of the Swedish krona against the U.S. dollar. Elfa gross margin improved primarily due to lower direct material costs compared to the same time period in fiscal 2012. On a consolidated basis, gross margin remained consistent due to a larger percentage of net sales coming from the more profitable TCS segment.

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2013 increased by $23,174, or 7.0%, compared to the fiscal 2012. The increase in selling, general and administrative expenses was primarily due to the increase in sales. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2013 and fiscal 2012:

	Fiscal 2013 % of net sales	Fiscal 2012 % of net sales
TCS selling, general and administrative	41.6%	41.0%
Elfa selling, general and administrative	5.7%	5.8%

Total selling, general and administrative	47.3%	46.8%

        Selling, general and administrative expenses increased by 50 basis points as a percentage of total net sales. The increase was primarily due to a larger percentage of net sales coming from the TCS segment, whose selling, general, and administrative expenses are higher as a percentage of net sales than the Elfa segment. On a stand-alone basis, selling, general, and administrative expenses for the TCS segment and Elfa segment remained consistent as a percentage of each segment's net sales year over year.

Stock-based compensation

        We recorded $15,137 of stock-based compensation expense in fiscal 2013. Of this amount, $1,846 was due to 240,435 stock options granted under the 2012 Equity Plan, of which $1,594 was due to the modification of these awards to provide for immediate vesting as of October 31, 2013. Additionally, $12,969 was due to 1,666,066 stock options granted under the 2013 Equity Plan which immediately vested upon closing of the IPO. The remaining $322 was due to 956,655 stock options granted under the 2013 Equity Plan which vest in equal annual installments over seven years.

Pre-opening costs

        Pre-opening costs decreased $890, or 11.8% in fiscal 2013 to $6,672, as compared to $7,562 in fiscal 2012. We incurred pre-opening costs for eight stores in fiscal 2013, six of which opened in fiscal 2013 (five new stores and one relocation), and two of which will open in the first quarter of fiscal 2014. These costs were less than those incurred in fiscal 2012 for eight stores, as savings were realized in costs associated with the store openings in the current fiscal year.

Goodwill and trade name impairment

        Goodwill and trade name impairment expense was zero in fiscal 2013 as compared to $15,533 in fiscal 2012. All impairment expense incurred in fiscal 2012 was related to the Elfa segment. During fiscal 2012, Elfa was experiencing a challenging economic climate in Europe, which resulted in Elfa not achieving its third party sales and profit forecasts in fiscal 2012. The impairment expense in fiscal 2012 was related to the Elfa trade name and was calculated using a relief from royalty discounted cash flow analysis.

Restructuring charges

        Restructuring charges decreased $5,837, or 91.6% in fiscal 2013 to $532 as compared to $6,369 in fiscal 2012. During fiscal 2012, Elfa implemented a plan to restructure its business operations to improve efficiency. In conjunction with these efforts, a subsidiary in Germany was sold and a manufacturing facility in Norway was shut down and consolidated into a like facility in Sweden. Additionally, certain head office functions in sales and marketing were relocated from the Västervik, Sweden, manufacturing location to the group headquarters in Malmö, Sweden. Most of the costs associated with these restructuring efforts were incurred in fiscal 2012 and the first half of fiscal 2013.

Other expenses

        Other expenses increased $598, or 60.6% in fiscal 2013 to $1,585 as compared to $987 in fiscal 2012. The increase is primarily due to costs incurred in conjunction with our IPO.

Interest expense

        Interest expense remained consistent in fiscal 2013 at $21,185 as compared to $21,388 in fiscal 2012, primarily due to additional borrowings on the Senior Secured Term Loan Facility, offset by lower interest rates. In April 2013, The Container Store, Inc. executed an amendment to the Senior Secured Term Loan Facility (the "Increase and Repricing Transactions"), whereby borrowings under the Senior Secured Term Loan Facility were increased by $90,000 and accrued interest at a lower rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%. Prior to the Increase and Repricing Transactions, the Senior Secured Term Loan Facility accrued interest at a rate of LIBOR plus 5.0%, subject to a LIBOR floor of 1.25%. Further, in November 2013, a second amendment was executed to the Senior Secured Term Loan Facility (the "Repricing Transaction"). The Senior Secured Term Loan Facility now accrues interest at a rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Loss on extinguishment of debt

        Loss on extinguishment of debt decreased $6,104, or 83.2%, to $1,229 in fiscal 2013 as compared to $7,333 in fiscal 2012. In fiscal 2013, we recorded expenses of $1,229 associated with the Increase and Repricing Transactions in April 2013 and the Repricing Transaction in November 2013, including the acceleration of deferred financing costs, legal fees, and other associated costs.

        In April 2012, The Container Store, Inc.'s debt was refinanced. In connection with the refinancing, a new $275,000 Secured Term Loan Facility (the "Senior Secured Term Loan Facility") was entered into. The Senior Secured Term Loan Facility replaced the previously existing $125,000 secured term loan and $150,000 of senior subordinated notes. In addition, a new $75,000 Revolving Credit Facility (the "Revolving Credit Facility") was entered into replacing the previously existing $75,000 asset-based revolving credit facility (these transactions are referred to collectively as the "Refinancing Transaction"). We recorded expenses of $7,333 in fiscal 2012 associated with the Refinancing Transaction described above. This amount consisted of an early extinguishment fee, acceleration of deferred financing costs, legal fees and other associated costs.

Taxes

        The provision for income taxes in fiscal 2013 was $447 as compared to a benefit for income taxes in fiscal 2012 of $4,449. The increase in tax expense was largely attributable to an increase in pre-tax income over the prior year, partially offset by a decrease in the effective tax rate. The decrease in the effective tax rate is primarily due to the release of a valuation allowance on certain domestic deferred tax assets during fiscal 2013.

Fiscal 2012 compared to fiscal 2011

Net sales

        The following table summarizes our net sales for fiscal 2012 and fiscal 2011:

	Fiscal 2012	% total	Fiscal 2011	% total
TCS net sales	$613,252	86.8%	$530,909	83.8%
Elfa third party net sales	93,505	13.2%	102,710	16.2%

Net Sales	$706,757	100.0%	$633,619	100.0%

        Net sales in fiscal 2012 increased by $73,138, or 11.5%, compared to fiscal 2011. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2011	$633,619
Incremental net sales increase (decrease) due to:
Comparable stores (including a $5,616, or 24.6%, increase in online sales)	19,915
New stores	40,785
53rd week sales	11,702
Installation services	9,312
Elfa third party net sales	(9,205)
Other	629

Net sales fiscal 2012	$706,757

        The increase in net sales was driven by comparable store sales growth of 4.4%, which was primarily attributable to an increase in the average ticket of 4.2%. New store net sales increases are due to nine incremental stores, five of which were opened in fiscal 2012. The additional (53rd) week of fiscal 2012 generated incremental sales of $11,702; fiscal 2011 consisted of 52 weeks. The increase in installation services was due to the acquisition of The Container Store Services, LLC in the fourth quarter of fiscal 2011. The Container Store Services, LLC is a subsidiary that performs installation of elfa products. These increases were partially offset by the $9,205 decline in Elfa third party net sales, which were impacted negatively by continuing weakness in the European economy and the Nordic market, the sale of a German subsidiary, and the depreciation of the Swedish krona against the U.S. dollar.

Gross profit and gross margin

        Gross profit in fiscal 2012 increased by $48,347, or 13.2%, compared to fiscal 2011. The increase in gross profit was primarily the result of increased sales, as well as improved margins at Elfa. The following table summarizes the gross margin for fiscal 2012 and fiscal 2011 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Fiscal 2012	Fiscal 2011
TCS gross margin	59.0%	59.0%
Elfa gross margin	38.7%	37.5%
Total gross margin	58.8%	58.0%

        TCS gross margin remained consistent at 59.0%. Elfa gross margin improved primarily due to lower direct material costs compared to the same time period last year. On a consolidated basis, gross margin improved due to a larger percentage of net sales coming from the more profitable TCS segment compared to the same time period last year.

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2012 increased by $37,432 or 12.7%, compared to the fiscal 2011. The increase in selling, general and administrative expenses was primarily due to the increase in sales. The following table summarizes the selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2012 and fiscal 2011:

	Fiscal 2012 % of net sales	Fiscal 2011 % of net sales
TCS selling, general and administrative	41.0%	39.5%
Elfa selling, general and administrative	5.8%	6.8%

Total selling, general and administrative	46.8%	46.3%

        TCS selling, general and administrative expenses increased by 150 basis points as a percentage of total net sales. Compensation, benefits, and recruiting expenses was the most significant factor as we invested in training in our stores and additional personnel to support our growth, primarily in certain corporate office functions and our distribution center. Health insurance claims also increased in fiscal 2012 as compared to fiscal 2011. Other expenses contributing to the increase were transportation and information technology maintenance costs. Reductions as a percentage of sales included occupancy expenses, which are largely fixed in nature and decline as a percentage of sales when comparable store sales increase. Elfa selling, general and administrative expenses decreased by 100 basis points as a percentage of total net sales due to strong cost management during the year, including the sale of a German subsidiary.

Pre-opening costs

        Pre-opening costs increased $2,359 or 45.3% in fiscal 2012 to $7,562, as compared to $5,203 in fiscal 2011. We incurred significant pre-opening costs for eight stores in fiscal 2012, six of which opened in fiscal 2012 (five new stores and one relocation) and two which opened in the first quarter of fiscal 2013. This is compared to pre-opening costs incurred for five stores in fiscal 2011.

Goodwill and trade name impairment

        Goodwill and trade name impairment expense was $15,533 in fiscal 2012 as compared to $47,037 in fiscal 2011. As part of the LGP transaction in 2007, a substantial portion of the purchase price was recorded as goodwill and other intangible assets at Elfa. All impairment expenses incurred in fiscal 2012 and fiscal 2011 are related to the Elfa segment. Elfa has experienced a challenging economic climate in Europe, which resulted in Elfa not achieving its third party sales and profit forecasts in fiscal 2012 and fiscal 2011. The impairment expense in fiscal 2012 was related to the Elfa trade name and was calculated using a relief from royalty discounted cash flow analysis. Of the $47,037 impairment expense recorded in fiscal 2011, $31,453 was related to goodwill associated with the Elfa segment, calculated using an income approach, and represented a complete impairment of goodwill for the Elfa segment. The remaining $15,584 of the impairment expense in fiscal 2011 was related to the Elfa trade name.

        As discussed above, reported impairment expenses relate solely to the write-off of goodwill and the write-down of the trade name at Elfa due to the ongoing European recession which affected the segment's wholesale business and other factors discussed herein. The goodwill for the Elfa segment was fully impaired in fiscal 2011 and there is no balance remaining on our balance sheet. These impairment expenses exceeded our consolidated net loss in every period presented herein.

Restructuring charges

        During fiscal 2012, Elfa implemented a plan to restructure its business operations to improve efficiency. In conjunction with these efforts, a subsidiary in Germany was sold and a manufacturing facility in Norway was shut down and consolidated into a like facility in Sweden. Additionally, certain head office functions in sales and marketing were relocated from the Västervik, Sweden, manufacturing location to the group headquarters in Malmö, Sweden. In conjunction with these moves, $6,369 of charges were incurred and recorded as restructuring charges during fiscal 2012, the majority of which was severance.

Interest expense

        Interest expense decreased $4,029, or 15.9%, to $21,388 in fiscal 2012 as compared to $25,417 in fiscal 2011. This decrease resulted primarily from the Refinancing Transactions, whereby a new $275,000 Senior Secured Term Loan Facility was entered into, replacing the Prior Senior Secured Term Loan Facility and senior subordinated notes. The Senior Secured Term Loan Facility accrued interest at LIBOR plus 5.0%, subject to a LIBOR floor of 1.25%. The Prior Senior Secured Term Loan Facility accrued interest at LIBOR plus 3.0%. The senior subordinated notes accrued interest at 11.0% (11.5% to the extent paid in kind).

Loss on extinguishment of debt

        We recorded expenses of $7,333 in fiscal 2012 associated with the Refinancing Transactions described above. This amount consisted of an early extinguishment fee, acceleration of deferred financing costs, legal fees and other associated costs.

Taxes

        The benefit for income taxes increased by $3,075 in fiscal 2012 to $4,449 as compared to $1,374 in fiscal 2011. The increase was largely attributable to a reduction in impairments of intangibles not deductible for tax purposes and changes in the valuation allowance on deferred tax assets not expected to be realized in the future. Also contributing to the increase in the income tax benefit was a statutory reduction in Swedish tax rates and other effects of foreign income taxes.

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. In addition, our marketing plan is designed to minimize volatility and seasonal fluctuations of sales across periods. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale (which starts on December 24th and traditionally runs through early February). In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years. In addition, our Annual Shelving Sale occurs in the third fiscal quarter and results in historically higher sales, operating income and cash flows from operations for the period. As a result of these factors, working capital requirements and demands on our product distribution and delivery network fluctuate during the year, and are greatest in the second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday selling season, and Our Annual elfa® Sale.

Liquidity and Capital Resources

        We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the "Revolving Credit Facility" as further discussed under "Revolving Credit Facility" below), and the SEK 175.0 million (approximately $27,297 as of March 1, 2014) Elfa revolving credit facility (the "Elfa

Revolving Credit Facility" as further discussed under "Elfa Senior Secured Credit Facilities" below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

        At March 1, 2014, we had $18,046 of cash and $58,404 of additional availability under the Revolving Credit Facility and approximately $11,264 of additional availability under the Elfa revolving credit facility. There were $2,986 in letters of credit outstanding under the Revolving Credit Facility at that date.

Cash flow analysis

        A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year
	March 1, 2014	March 2, 2013	February 25, 2012
Net cash provided by operating activities	$50,762	$44,590	$42,203
Net cash used in investing activities	(47,826)	(47,649)	(41,203)
Net cash (used in) provided by financing activities	(9,974)	(22,642)	167
Effect of exchange rate changes on cash	(267)	(111)	240

Net (decrease) increase in cash	$(7,305)	$(25,812)	$1,407

Net cash provided by operating activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

        Net cash provided by operating activities was $50,762 for the fiscal year ended March 1, 2014, as non-cash items (primarily depreciation and amortization as well as stock-based compensation charges) of $42,548 were combined with $8,166 of net income and a decrease in working capital of $48. Merchandise inventory, accounts receivable, and prepaid expenses and other assets all increased as compared to the fiscal year ended March 2, 2013, and were partially offset by increases in accounts payable and accrued liabilities, income taxes payable, and other noncurrent liabilities.

        Net cash provided by operating activities was $44,590 for the fiscal year ended March 2, 2013, as non-cash items more than offset net losses. Non-cash items were $44,056 offset by a net loss of $130 and a decrease in working capital of $664. Merchandise inventory, accounts receivable, and prepaid expenses and other assets all increased as compared to the fiscal year ended February 25, 2012, and were partially offset by increases in accounts payable and accrued liabilities and other noncurrent liabilities.

        Net cash provided by operating activities was $42,203 for the fiscal year ended February 25, 2012, as non-cash items more than offset net losses. Non-cash items were $73,044 offset by a net loss of $30,671 and an increase in working capital of $170. Merchandise inventory and accounts receivable increased as compared to the fiscal year ended February 26, 2011, and were partially offset by increases in accounts payable and other noncurrent liabilities.

Net cash used in investing activities

        Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

        Our total capital expenditures for the fiscal year ended March 1, 2014 were $48,565 with new store openings and existing store remodels accounting for the majority of spending at $31,029. The remaining capital expenditures of $17,536 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements. We opened six new stores during fiscal 2013 (including one store relocation).

        Our total capital expenditures for the fiscal year ended March 2, 2013 were $47,963 with new store openings and existing store remodels accounting for the majority of spending at $28,225. The remaining capital expenditures of $19,738 in fiscal 2012 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

        Our total capital expenditures for the fiscal year ended February 25, 2012 were $40,953 with new store openings and existing store remodels accounting for approximately half the spend at $20,298. The remaining capital expenditures of $20,655 in fiscal 2011 were primarily for acquisition of plant, property, and equipment at Elfa as well as investments in information technology, our corporate offices, and distribution center.

Net cash provided by (used in) financing activities

        Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility. In addition, our IPO and the use of proceeds therefrom substantially affected our cash flows provided by financing activities in 2013.

        Net cash used in financing activities was $9,974 for the fiscal year ended March 1, 2014. In April 2013, The Container Store, Inc. increased its borrowings under the Senior Secured Term Loan Facility by $90,000 pursuant to the Increase and Repricing Transaction, which were used to finance a distribution to holders of our 12% Senior Cumulative Preferred Stock (the "Senior Preferred Stock"). Additionally, we completed our IPO during the period which resulted in $237,013 in proceeds from the sale of common stock. The majority of the proceeds, $205,813, were used to pay a distribution to holders of our Senior Preferred Stock and our 12% Junior Cumulative Preferred Stock, while $31,000 was used to pay down a portion of our Senior Secured Term Loan Facility. Finally, the Company made $9,760 of scheduled principal payments on long-term debt during fiscal 2013.

        Net cash used in financing activities was $22,642 for the fiscal year ended March 2, 2013. This included net proceeds of $2,108 from borrowings under the Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings at Elfa were offset by payments of $24,569 cash for repayment of indebtedness outstanding under the Elfa Term Loan Facility, the Senior Secured Term Loan Facility and the Revolving Credit Facility, as well as additional debt repayment and transaction costs associated with the Refinancing Transactions.

        Net cash provided by financing activities was $167 for the fiscal year ended February 25, 2012. This included net proceeds of $6,914 from borrowings under the Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings at Elfa were offset by payments of $6,731 cash for repayment of indebtedness outstanding under the Elfa Term Loan Facility and the Senior Secured Term Loan Facility.

        As of March 1, 2014, we had a total of $58,404 of unused borrowing availability under the Revolving Credit Facility, and $2,986 in letters of credit issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of March 1, 2014.

        As of March 1, 2014, Elfa had a total of $11,264 of unused borrowing availability under the Elfa Revolving Credit Facility and $16,033 outstanding under the Elfa Revolving Credit Facility.

Senior Secured Term Loan Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the "Senior Secured Term Loan Facility"). Prior to the Increase and Repricing Transaction, as discussed below, borrowings under the Senior Secured Term Loan Facility accrued interest at LIBOR+5.00%, subject to a LIBOR floor of 1.25%.

        We used proceeds from the Senior Secured Term Loan Facility, along with $20,435 in cash, to extinguish the outstanding amounts under the previously existing secured term loan of $115,371 and senior subordinated notes of $165,549.

        On April 8, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No.1 to the Senior Secured Term Loan Facility, pursuant to which the borrowings under the Senior Secured Term Loan Facility were increased to $362,250 and the interest rate on such borrowings was decreased to a rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25% (the "Increase and Repricing Transaction"). The maturity date remained as April 6, 2019. Additionally, pursuant to the Increase and Repricing Transaction (i) the senior secured leverage ratio covenant referenced below was eliminated and (ii) we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $341,421 due on April 6, 2019. The additional $90,000 of borrowings was used to finance a distribution to holders of our senior preferred stock in the amount of $90,000, which was paid on April 9, 2013.

        On November 8, 2013, net proceeds of $31,000 from the IPO were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility.

        On November 27, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No. 2 to the Senior Secured Term Loan Facility (the "Repricing Transaction"). Pursuant to the Repricing Transaction, borrowings accrue interest at a lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% . The maturity date remained as April 6, 2019 and we continue to be required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $310,421 due on April 6, 2019.

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. Originally, we were required to maintain a senior secured leverage ratio covenant, however as discussed above, this covenant was eliminated in connection with the Increase and Repricing Transaction. The ratio was tested as of the last day of each fiscal quarter. The initial permitted maximum for this ratio was 5.25 to 1.00 and the requirement stepped down over time to 3.75 to 1.00. We were compliant with this financial covenant at March 2, 2013. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of March 1, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a $75,000 asset-based revolving credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% to 1.75%, subject to adjustment based on average daily excess availability over the preceding quarter, and the maturity date is April 6, 2017. The Revolving Credit Facility replaced The Container Store, Inc.'s prior $75,000 asset-based revolving credit facility.

        The Revolving Credit Facility is to be used for working capital and other general corporate purposes. The Revolving Credit Facility allows for swing line advances to The Container Store, Inc. of up to $7,500 and the issuance of letters of credit of up to $20,000. The availability of credit at any given time under the Revolving Credit Facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory, eligible accounts receivable, and reserves established by the administrative agent. As a result of the borrowing base formula, the actual borrowing availability under the Revolving Credit Facility could be less than the stated amount of the Revolving Credit Facility (as reduced by the actual borrowings and outstanding letters of credit under the Revolving Credit Facility).

        The Revolving Credit Facility is secured by (a) a first-priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non-guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries.

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 1, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities

        On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consist of a SEK 137.5 million (approximately $21,448 as of March 1, 2014) term loan facility, which we refer to as the Elfa Term Loan Facility, and the Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior

Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrue interest at a rate of STIBOR+1.775%. The Elfa Term Loan Facility matures on August 30, 2014 and the Elfa Revolving Credit Facility matures on August 30, 2014. Elfa is required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million (approximately $975 as of March 1, 2014) through maturity.

        The Elfa Senior Secured Credit Facilities are secured by first priority security interests in substantially all of Elfa's assets.

        The Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, pay dividends, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (calculated as Elfa's consolidated total shareholders' equity divided by its consolidated total assets) of not less than 35% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the Elfa Senior Secured Credit Facilities) not greater than 4.0, each tested as of the end of each quarter. As of March 1, 2014, Elfa was in compliance with all covenants and no Event of Default (as defined in the Elfa Senior Secured Credit Facilities) had occurred.

        Events of default under the Elfa Senior Secured Credit Facilities include, but are not limited to: (i) nonpayment of any amount due under the Senior Secured Term Loan Facility; (ii) failure to perform or observe covenants; (iii) nonpayment of any other amount owed to the lender; (iv) certain cross-defaults to other indebtedness; (v) bankruptcy or insolvency of Elfa or any of its subsidiaries; (vi) attachment of any assets of Elfa or any of its subsidiaries; and (vii) the occurrence of any other circumstances which give the lender reasonable grounds to assume that Elfa's conditions or ability to perform its obligations under the Elfa Senior Secured Credit Facilities have deteriorated significantly.

        Subsequent to March 1, 2014, the Company refinanced the Elfa Senior Secured Credit Facility. You may refer to Note 17 of Item 8. Financial Statements and Supplementary Data for further information regarding the subsequent event.

Critical accounting policies and estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

        Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 1—Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue recognition

        We recognize revenues and the related cost of goods sold for our TCS segment when merchandise is received by our customers, which reflects an estimate of shipments that have not yet been received by the customer. This estimate is based on shipping terms and historical delivery times. We recognize revenues and the related cost of goods sold for our Elfa segment upon shipment.

        We recognize shipping and handling fees as revenue when the merchandise is shipped to the customer. Costs of shipping and handling are included in cost of goods sold. We recognize installation fees as revenue upon completion of the installation service to the customer. Costs of installation are included in cost of goods sold.

        Sales tax collected is not recognized as revenue as it is ultimately remitted to governmental authorities.

        We reserve for projected merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. The reserve reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift cards and merchandise credits

        We sell gift cards to our customers in our stores, online and through our call center. We issue merchandise credits in our stores and through our call center. Revenue associated with sales of gift cards and issuances of merchandise credits is recognized when the gift card or merchandise credit is redeemed by the customer, or when the likelihood of redemption by the customer is remote (i.e. breakage). An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2013) and the breakage amounts are included in net sales in the consolidated statement of operations.

Inventories

        Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or market, with cost determined on a weighted-average cost method including associated freight costs, and market determined based on the estimated net realizable value. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

        Reserves for shrinkage are estimated and recorded throughout the period as a percentage of cost of sales based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic cycle counts. Actual inventory shrinkage can vary from estimates due to factors including the mix of our inventory and execution against loss prevention initiatives in our stores and distribution center.

        Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgments regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from our original estimates, we will adjust our inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our inventory balances. We have not made any material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves during the periods presented.

Income taxes

        We account for deferred income taxes utilizing FASB ASC 740, Income Taxes ("ASC 740"). ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available (e.g., three-year cumulative financial income).

        Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in the tax rate is recognized through continuing operations in the period that includes the enactment of the change. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

        We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, we are partially reinvested in Elfa and thus do not record a temporary difference. We are partially reinvested since we have permanently reinvested our past earnings at Elfa; however, we do not assert that all future earnings will be reinvested into Elfa.

Leases

        Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease, commencing on the date we take possession of the leased property. Rent expense is recorded in selling, general and administrative expenses. Pre-opening rent expense is recorded in pre-opening costs in the consolidated statement of operations. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Stock-based compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

        The Company estimates the fair value of each stock option grant on the date of grant based upon the Black-Scholes option-pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:

  •
  Expected Term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding.

  •
  Expected Volatility—The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

  •
  Expected Dividend Yield—The expected dividend yield is based on the Company's expectation of not paying dividends on its common stock for the foreseeable future.

  •
  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Intangibles and long-lived assets

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test the intangible asset for recoverability. We have identified two reporting units and we have selected the fourth fiscal quarter to perform our annual goodwill impairment testing.

        Prior to testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired for each reporting unit. If the results of the qualitative assessment indicate that the likelihood of impairment is greater than 50%, then we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

        The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach. We also use a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management's expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Trade names

        We annually evaluate whether the trade names continue to have an indefinite life. Trade names are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

        The impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying value of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

        The valuation of trade names requires assumptions and estimates of many critical factors, which are consistent with the factors discussed under "Goodwill" above. Forecasts of future operations are based, in part, on operating results and management's expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Long-lived assets

        Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

        For our TCS segment, we evaluate long-lived tangible assets at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level. For our Elfa segment, we evaluate long-lived tangible assets at an individual subsidiary level.

        Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Foreign currency forward contracts

        We account for foreign currency forward contracts in accordance with ASC No. 815, Derivatives and Hedging. We utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from Elfa. All currency-related hedge instruments have terms from 1 to

12 months and require us to exchange currencies at agreed-upon rates at settlement. We do not hold or enter into financial instruments for trading or speculative purposes. We record all financial instruments on a gross basis. We account for all foreign currency forward contracts as cash flow hedges, as defined. All financial instruments are recorded on the consolidated balance sheet at fair value. Changes in fair value that are considered to be effective are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the fair value that is considered to be ineffective is immediately recorded in earnings as cost of sales.

Contractual obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of March 1, 2014, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Fiscal 2014	Fiscal 2015 - 2016	Fiscal 2017 - 2018	Fiscal Thereafter
Term loans	$330,483	$5,573	$7,246	$7,246	$310,418
Revolving loans	16,033	16,033	—	—	—
Other long-term obligations(1)	4,768	1,954	701	687	1,426
Estimated interest(2)	73,445	14,916	28,653	27,357	2,519
Operating leases(3)	493,731	67,985	133,797	114,402	177,547
Letters of credit	2,986	2,986	—	—	—
Purchase obligations(4)	38,990	38,990	—	—	—

Total	$960,436	$148,437	$170,397	$149,692	$491,910

(1)
Other long-term obligations include a mortgage on a manufacturing facility in Poland, as well as a note payable related to the acquisition of The Container Store Services, LLC in 2012.

(2)
For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of March 1, 2014, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

(3)
We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.

(4)
Purchase obligations related to merchandise inventory.

Off Balance Sheet Arrangements

        We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to ASC 740, Income Taxes. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or that the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 will be effective for the Company in the first quarter of fiscal 2014 and will be applied prospectively to all unrecognized tax benefits that exist at that time. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

        We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year. Based on the average exchange rate from Swedish krona to U.S. dollar during the fiscal 2013, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

        We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. In fiscal 2013 and fiscal 2012, we used forward contracts for 64% and 85% of inventory purchases in Swedish krona at an average SEK rate of 6.73 and 7.08 each year, respectively. For fiscal 2014, we currently are not planning to hedge our Swedish krona inventory purchases; however we will continue to monitor the forward contract environment.

Interest rate risk

        We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At March 1, 2014, borrowings subject to interest rate risk were $346,516, we had $58,404 of additional availability under the Revolving Credit Facility and approximately $11,264 of additional availability under the Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the Elfa Revolving Credit Facility during fiscal 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Container Store Group, Inc.

        We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of March 1, 2014 and March 2, 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 1, 2014. Our audits also included the financial statement schedule included in the consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Container Store Group, Inc. at March 1, 2014 and March 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst and Young LLP Dallas, Texas May 28, 2014

The Container Store Group, Inc.

Consolidated balance sheets

(In thousands)	March 1, 2014	March 2, 2013
Assets
Current assets:
Cash	$18,046	$25,351
Accounts receivable, net	32,273	25,536
Inventory	85,595	82,443
Prepaid expenses	14,121	12,137
Forward contracts	—	1,103
Deferred tax assets, net	4,292	1,505
Other current assets	10,405	9,147

Total current assets	164,732	157,222
Noncurrent assets:
Property and equipment, net	161,431	141,177
Goodwill	202,815	202,815
Trade names	242,290	241,940
Deferred financing costs, net	9,699	8,745
Noncurrent deferred tax assets, net	1,323	—
Other assets	1,184	921

Total noncurrent assets	618,742	595,598

Total assets	$783,474	$752,820

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (Continued)

(In thousands, except share and per share amounts)	March 1, 2014	March 2, 2013
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$49,282	$48,340
Accrued liabilities	60,496	51,805
Revolving lines of credit	16,033	13,482
Current portion of long-term debt	7,527	9,023
Income taxes payable	3,474	2,650
Deferred tax liabilities, net	29	—

Total current liabilities	136,841	125,300
Noncurrent liabilities:
Long-term debt	327,724	276,348
Noncurrent deferred tax liabilities, net	85,767	87,770
Deferred rent and other long-term liabilities	35,956	30,027

Total noncurrent liabilities	449,447	394,145

Total liabilities	586,288	519,445
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,941,180 shares issued and outstanding at March 1, 2014; 3,528,280 shares authorized, 2,942,326 shares issued and 2,929,466 shares outstanding at March 2, 2013	479	29
Preferred stock, $0.01 par value:
Senior cumulative; no shares authorized, issued or outstanding at March 1, 2014; 250,000 shares authorized, 202,480 shares issued and 202,196 shares outstanding at March 2, 2013	—	2
Junior cumulative; no shares authorized, issued or outstanding at March 1, 2014; 250,000 shares authorized, 202,480 shares issued and 202,196 shares outstanding at March 2, 2013	—	2
Additional paid-in capital	853,295	455,246
Accumulated other comprehensive income	1,683	2,713
Retained deficit	(658,271)	(223,830)
Treasury stock, no shares and 13,426 shares at March 1, 2014 and March 2, 2013, respectively	—	(787)

Total shareholders' equity	197,186	233,375

Total liabilities and shareholders' equity	$783,474	$752,820

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal year ended
(In thousands, except share and per share amounts)	March 1, 2014	March 2, 2013	February 25, 2012
Net sales	$748,538	$706,757	$633,619
Cost of sales (excluding depreciation and amortization)	308,755	291,146	266,355

Gross profit	439,783	415,611	367,264
Selling, general, and administrative expenses (excluding depreciation and amortization)	354,271	331,097	293,665
Stock-based compensation	15,137	283	—
Pre-opening costs	6,672	7,562	5,203
Goodwill and trade name impairment	—	15,533	47,037
Depreciation and amortization	30,353	29,550	27,451
Restructuring charges	532	6,369	133
Other expenses	1,585	987	193
Loss on disposal of assets	206	88	210

Income (loss) from operations	31,027	24,142	(6,628)
Interest expense	21,185	21,388	25,417
Loss on extinguishment of debt	1,229	7,333	—

Income (loss) before taxes	8,613	(4,579)	(32,045)
Provision (benefit) for income taxes	447	(4,449)	(1,374)

Net income (loss)	$8,166	$(130)	$(30,671)
Less: Distributions accumulated to preferred shareholders	(59,747)	(90,349)	(78,575)

Net loss available to common shareholders	$(51,581)	$(90,479)	$(109,246)
Basic and diluted net loss per common share	$(2.87)	$(30.88)	$(37.26)
Weighted-average common shares outstanding—basic and diluted	17,955,757	2,929,789	2,931,996

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Fiscal year ended
(In thousands)	March 1, 2014	March 2, 2013	February 25, 2012
Net income (loss)	$8,166	$(130)	$(30,671)
Unrealized (loss) on financial instruments, net of taxes of $239, $265 and $160	(1,492)	(104)	(583)
Pension liability adjustment, net of taxes of $51, $95 and $71	(181)	(298)	(120)
Foreign currency translation adjustment	643	816	(3,848)

Comprehensive income (loss)	$7,136	$284	$(35,222)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders' equity

				Senior Preferred Stock		Junior Preferred Stock
		Common stock							Accumulated other comprehensive income (loss)		Treasury stock
	Par value							Additional paid-in capital		Retained deficit			Total shareholders' equity
(In thousands, except share amounts)		Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at February 26, 2011	$0.01	2,942,326	$29	202,480	$2	202,480	$2	$454,963	$6,850	$(193,029)	(10,667)	$(590)	$268,227
Net loss		—	—	—	—	—	—	—	—	(30,671)	—	—	(30,671)
Foreign currency translation adjustment		—	—	—	—	—	—	—	(3,848)	—	—	—	(3,848)
Unrealized loss on financial instruments, net of taxes of $160		—	—	—	—	—	—	—	(583)	—	—	—	(583)
Pension liability adjustment, net of taxes of $71		—	—	—	—	—	—	—	(120)	—	—	—	(120)
Purchases of treasury stock		—	—	—	—	—	—	—	—	—	(285)	(16)	(16)

Balance at February 25, 2012		2,942,326	29	202,480	2	202,480	2	454,963	2,299	(223,700)	(10,952)	(606)	232,989
Net loss		—	—	—	—	—	—	—	—	(130)	—	—	(130)
Stock-based compensation		—	—	—	—	—	—	283	—	—	—	—	283
Foreign currency translation adjustment		—	—	—	—	—	—	—	816	—	—	—	816
Unrealized loss on financial instruments, net of taxes of $265		—	—	—	—	—	—	—	(104)	—	—	—	(104)
Pension liability adjustment, net of taxes of $95		—	—	—	—	—	—	—	(298)	—	—	—	(298)
Purchases of treasury stock		—	—	—	—	—	—	—	—	—	(2,474)	(181)	(181)

Balance at March 2, 2013		2,942,326	29	202,480	2	202,480	2	455,246	2,713	(223,830)	(13,426)	(787)	233,375
Net income		—	—	—	—	—	—	—	—	8,166	—	—	8,166
Payment of distribution to preferred shareholders		—	—	—	—	—	—	—	—	(295,813)	—	—	(295,813)
Exchange preferred shares for common shares		30,619,083	306	(202,182)	(2)	(202,182)	(2)	146,479	—	(146,781)	—	—	—
Issuance of stock in initial public offering, net of costs		14,375,000	144	—	—	—	—	236,869	—	—	—	—	237,013
Excess tax benefit from stock-based compensation		—	—	—	—	—	—	70	—	—	—	—	70
Additions of treasury stock		—	—	—	—	—	—	—	—	—	(737)	(53)	(53)
Retirement of treasury stock		(13,567)	—	(298)	—	(298)	—	(827)	—	(13)	14,163	840	—
Fractional shares payout		—	—	—	—	—	—	(1)	—	—	—	—	(1)
Stock option exercises		18,338	—	—	—	—	—	322	—	—	—	—	322
Stock-based compensation		—	—	.	—	—	—	15,137	—	—	—	—	15,137
Foreign currency translation adjustment		—	—	—	—	—	—	—	643	—	—	—	643
Unrealized loss on financial instruments, net of taxes of $239		—	—	—	—	—	—	—	(1,492)	—	—	—	(1,492)
Pension liability adjustment, net of taxes of $51		—	—	—	—	—	—	—	(181)	—	—	—	(181)

Balance at March 1, 2014	$0.01	47,941,180	$479	—	—	—	—	853,295	1,683	(658,271)	—	—	197,186

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal year ended
(In thousands)	March 1, 2014	March 2, 2013	February 25, 2012
Operating activities
Net income (loss)	$8,166	$(130)	$(30,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,353	29,550	27,451
Stock-based compensation	15,137	283	—
Excess tax benefit from stock-based compensation	(70)	—	—
Loss on disposal of property and equipment	206	88	210
Deferred tax benefit	(5,791)	(7,906)	(3,396)
Noncash refinancing expense	851	4,843	—
Noncash interest	1,857	1,462	1,276
Goodwill and trade name impairment	—	15,533	47,037
Other	5	203	466
Changes in operating assets and liabilities:
Accounts receivable	(6,565)	(4,501)	(751)
Inventory	(3,553)	(10,802)	(6,491)
Prepaid expenses and other assets	(3,985)	(6,425)	547
Accounts payable and accrued liabilities	6,947	19,565	5,757
Income taxes payable	1,659	368	(1,881)
Other noncurrent liabilities	5,545	2,459	2,649

Net cash provided by operating activities	$50,762	44,590	42,203
Investing activities
Additions to property and equipment	(48,565)	(47,963)	(40,953)
Acquisition of a business, excluding cash acquired	—	—	(274)
Proceeds from sale of property and equipment	739	314	24

Net cash used in investing activities	(47,826)	(47,649)	(41,203)
Financing activities
Borrowings on revolving lines of credit	66,787	75,830	99,818
Payments on revolving lines of credit	(64,365)	(73,722)	(92,904)
Borrowings on long-term debt	126,000	290,000	3,164
Payments on long-term debt	(76,260)	(304,727)	(9,895)
Payment of debt issuance costs	(3,662)	(9,842)	—
Proceeds from issuance of common stock, net	237,013	—	—
Payment of distributions to preferred shareholders	(295,826)	—	—
Purchase of treasury shares	(53)	(201)	(16)
Proceeds from the exercise of stock options	322	—	—
Excess tax benefit from stock-based compensation	70	—	—
Reissuance of treasury shares	—	20	—

Net cash (used in) provided by financing activities	(9,974)	(22,642)	167
Effect of exchange rate changes on cash	(267)	(111)	240

Net (decrease) increase in cash	(7,305)	(25,812)	1,407
Cash at beginning of fiscal year	25,351	51,163	49,756

Cash at end of fiscal year	$18,046	$25,351	$51,163
Supplemental information:
Cash paid during the year for:
Interest	$20,339	$17,853	$24,163
Taxes	$5,498	$2,028	$3,371
Supplemental information for non-cash financing activities:
Exchange of outstanding preferred share for common shares	$551,145	—	—

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies

Description of business

        The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. As of March 1, 2014, The Container Store, Inc. operated 63 stores with an average size of approximately 19,000 selling square feet in 22 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), designs and manufactures component-based shelving and drawer systems that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the "Company"), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. ("LGP"), with the remainder held by certain employees of The Container Store, Inc.

        On October 31, 2013, the Company's board of directors approved an approximate 5.9-for-one stock split of its existing common shares. All share and per share information has been retroactively adjusted to reflect the stock split.

        On November 6, 2013, the Company completed the initial public offering of its common stock (the "IPO"). In connection with its IPO, the Company issued and sold 14,375,000 shares of its common stock at a price of $18.00 per share. Upon completion of the IPO, the Company received net proceeds of $237,013, after deducting the underwriting discount of $17,466 and offering expenses of $4,271. On November 6, 2013, a distribution in the aggregate amount of $205,813 (the "Distribution") was paid from the net proceeds of the offering, (i) first, to all 140 holders of the Company's 12% Senior Cumulative Preferred Stock (the "Senior Preferred Stock") (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares until such liquidation preference was reduced to $1,000.00 per share and (ii) second, the remainder was distributed to all 140 holders of the Company's 12% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares. On November 8, 2013, net proceeds from the IPO of $31,000 were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility (as defined below). The remaining $200 of net proceeds from the IPO was used for other operating activities.

        Immediately following the Distribution on November 6, 2013, the Company exchanged all outstanding shares of its Senior Preferred Stock and Junior Preferred Stock for 30,619,083 shares of its common stock (the "Exchange"). You may refer to Note 8 of these financial statements for further information regarding the Exchange and other shareholders' equity transactions during the period.

Basis of presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

Basis of consolidation

        The consolidated financial statements include our accounts and those of the Company's wholly owned subsidiaries. The Company eliminates all significant intercompany balances and transactions, including intercompany profits, in consolidation.

Fiscal year

        The Company follows a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week "month" and two four-week "months," and its fiscal year ends on the Saturday closest to February 28th. Elfa's fiscal year ends on the last day of the calendar month of February. The fiscal year ended March 1, 2014 (fiscal 2013) included 52 weeks, whereas the fiscal year ended March 2, 2013 (fiscal 2012) included 53 weeks. February 25, 2012 (fiscal 2011) included 52 weeks.

Reclassifications

        Certain prior period amounts have been reclassified in order to provide consistent comparative information, primarily the reclassification of the noncurrent portion of deferred lease incentive liabilities from accrued liabilities to deferred rent and other long-term liabilities in the accompanying consolidated balance sheets.

Management estimates

        The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant accounting judgments and estimates include fair value estimates for indefinite-lived intangible assets, inventory loss reserve, gift card breakage, and assessment of valuation allowances on deferred tax assets.

Foreign currency translation

        The Company operates foreign subsidiaries in the following countries: Sweden, Norway, Finland, Denmark, Germany, Poland, and France. The functional currency of the Company's foreign operations is the applicable country's currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange. Revenues and expenses of foreign subsidiaries and affiliates are translated at weighted-average rates of exchange for the year. Realized gains of $224, realized losses of $55, and realized gains of $66 are included in selling, general, and administrative expenses in the consolidated statements of operations in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Unrealized gains and losses are reported as cumulative translation adjustments through other comprehensive income (loss).

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

        The functional currency for the Company's wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2013, the rate of exchange from Swedish krona to U.S. dollar declined from 6.5 to 6.4. The carrying amount of net assets related to Elfa and subject to currency fluctuation is $146,714 and $142,840 as of March 1, 2014 and March 2, 2013, respectively.

Revenue recognition

        Revenue from sales related to retail operations is recognized when the merchandise is delivered to the customer at the point of sale. Revenue from sales that are shipped or delivered directly to customers is recognized upon estimated delivery to the customer and includes applicable shipping or delivery revenue. Revenue from sales that are installed is recognized upon completion of the installation service to the customer and includes applicable installation revenue. Revenue from sales related to manufacturing operations is recorded upon shipment. Sales are recorded net of sales taxes collected from customers. A sales return allowance is recorded for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. The returns allowance is based on historical return patterns and reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns allowance.

Gift cards and merchandise credits

        Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2013) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $896, $695, and $675 of gift card breakage in fiscal years 2013, 2012, and 2011, respectively.

Cost of sales

        Cost of sales related to retail operations includes the purchase cost of inventory sold (net of vendor rebates), in-bound freight, as well as inventory loss reserves. Costs incurred to ship or deliver merchandise to customers, as well as direct installation costs, are also included in cost of sales. Cost of sales from manufacturing operations includes costs associated with production, including materials, wages, other variable production costs, and other applicable manufacturing overhead.

Leases

        Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease, commencing on the date the Company takes possession of the leased property. Rent expense is recorded in selling, general, and administrative expenses. Pre-opening rent expense is recorded in pre-opening costs in the consolidated income

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

statement. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Advertising

        All advertising costs of the Company are expensed when incurred, except for production costs related to catalogs and direct mailings to customers, which are initially capitalized. Production costs related to catalogs and direct mailings consist primarily of printing and postage and are expensed when mailed to the customer, except for direct mailings related to promotional campaigns, which are expensed over the period during which the promotional sales are expected to occur. Advertising costs are recorded in selling, general, and administrative expenses. Pre-opening advertising costs are recorded in pre-opening costs.

        Catalog and direct mailings costs capitalized at March 1, 2014 and March 2, 2013, amounted to $1,518 and $628, respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2013, 2012, and 2011, was $33,786, $32,655, and $27,091, respectively.

Pre-opening costs

        Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Management fee

        The Company paid $667, $1,000, and $500 as a management fee to its majority shareholder, LGP, in fiscal years 2013, 2012, and 2011, respectively. In connection with the completion of the Company's IPO, the management fee was eliminated as of November 6, 2013.

Income taxes

        We account for deferred income taxes utilizing Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of March 1, 2014 and March 2, 2013. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

        Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in the tax rate is recognized through continuing operations in the period that includes the enactment of the change. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

        We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, we are partially reinvested in Elfa and thus do not record a temporary difference. We are partially reinvested since we have permanently reinvested our past earnings at Elfa; however, we do not assert that all future earnings will be reinvested into Elfa.

Stock-based compensation

        The Company accounts for stock-based compensation in accordance ASC 718, Compensation—Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations. Prior to the IPO, because the Company was privately held and there was no public market for the common stock, the fair market value of the Company's common stock was determined by the Board at the time the option grants were awarded. In determining the fair value of the Company's common stock, the Board considered such factors as the Company's actual and projected financial results, valuations of the Company performed by third parties and other factors it believed were material to the valuation process. Following the IPO, the Board determines the exercise price of stock options based on the closing price of the Company's common stock as reported on The New York Stock Exchange on the grant date.

        The Company estimates the fair value of each stock option grant on the date of grant based upon the Black-Scholes option-pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:

  •
  Expected Term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding.

  •
  Expected Volatility—The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

  •
  Expected Dividend Yield—The expected dividend yield is based on the Company's expectation of not paying dividends on its common stock for the foreseeable future.

  •
  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

Accounts receivable

        Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.'s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.'s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $321 and $266 at March 1, 2014 and March 2, 2013, respectively.

Inventories

        Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or market, with cost determined on a weighted-average cost method including associated freight costs, and market determined based on the estimated net realizable value. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

        Reserves for shrinkage are estimated and recorded throughout the period as a percentage of cost of sales based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic cycle counts. Actual inventory shrinkage can vary from estimates due to factors including the mix of our inventory and execution against loss prevention initiatives in our stores and distribution center.

Property and equipment

        Property and equipment are recorded at cost less accumulated depreciation. Significant additions and improvements are capitalized, and expenditures for maintenance and repairs are expensed. Gains and losses on the disposition of property and equipment are recognized in the period incurred.

        Depreciation, including amortization of assets recorded under capital lease obligations, is provided using the straight-line method over the estimated useful lives of depreciable assets as follows:

Buildings	30 years
Furniture, fixtures, and equipment	3 to 10 years
Computer software	2 to 5 years
Leasehold improvements	Shorter of useful life or lease term

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

        Costs of developing or obtaining software for internal use or developing the Company's website, such as external direct costs of materials or services and internal payroll costs related to the software development projects are capitalized. For the fiscal years ended March 1, 2014, March 2, 2013, and February 25, 2012, the Company capitalized $3,104, $3,252, and $2,597, respectively, and amortized $2,761, $2,210, and $1,743, respectively, of costs in connection with the development of internally used software.

Long-lived assets

        Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

        For our TCS segment, we evaluate long-lived tangible assets at an individual store level, or at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level. For our Elfa segment, we evaluate long-lived tangible assets at an individual subsidiary level.

        Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Foreign currency forward contracts

        We account for foreign currency forward contracts in accordance with ASC 815, Derivatives and Hedging. We utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from Elfa. All currency-related hedge instruments have terms that range from 1 to 12 months and require us to exchange currencies at agreed-upon rates at settlement. We do not hold or enter into financial instruments for trading or speculative purposes. We record all financial instruments on a gross basis. We account for all foreign currency forward contracts as cash flow hedges, as defined. All financial instruments are recorded on the consolidated balance sheet at fair value. Changes in fair value that are considered to be effective are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

is recognized through cost of sales. Any portion of a change in the fair value that is considered to be ineffective is immediately recorded in earnings as cost of sales.

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test the intangible asset for recoverability. We have identified two reporting units and we have selected the fourth fiscal quarter to perform our annual goodwill impairment testing.

        Prior to testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired for each reporting unit. If the results of the qualitative assessment indicate that the likelihood of impairment is greater than 50%, then we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

        The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach. We also use a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management's expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Trade names

        We annually evaluate whether the trade names continue to have an indefinite life. Trade names are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

1. Nature of business and summary of significant accounting policies (Continued)

limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

        The impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying value of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections.

        The valuation of trade names requires assumptions and estimates of many critical factors, which are consistent with the factors discussed under "Goodwill" above. Forecasts of future operations are based, in part, on operating results and management's expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Recent accounting pronouncements

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to ASC 740, Income Taxes. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or that the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 will be effective for the Company in the first quarter of fiscal 2014 and will be applied prospectively to all unrecognized tax benefits that exist at that time. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

2. Goodwill and trade names

        The goodwill impairment charges of $31,453 during fiscal 2011 related to the Elfa reporting unit. During fiscal 2011, Elfa experienced a challenging economic climate in Europe, which resulted in Elfa not achieving its sales and profit plans. This decline in profitability, coupled with near-term financial

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

2. Goodwill and trade names (Continued)

forecasts and the continued European economic downturn, resulted in an estimated fair value that was lower than the carrying value of the reporting unit. The reporting unit's estimated fair value was calculated using an income approach based on the present value of future cash flows of the reporting unit. The allocation of the estimated fair value to the fair value of the reporting unit's assets and liabilities in a hypothetical purchase price allocation resulted in the goodwill impairment charges, which ultimately represented a complete impairment of goodwill for the Elfa reporting unit as of February 25, 2012. The Company did not record a goodwill impairment charge for The Container Store, Inc. reporting unit in fiscal 2013, fiscal 2012, or fiscal 2011.

        The Company also recorded trade name impairment charges of zero, $15,533, and $15,584 related to the Elfa reporting unit in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The fair value of the trade name was calculated using a relief from the royalty discounted cash flow approach. The decline in sales of the Elfa reporting unit, coupled with near-term sales forecasts and an increased weighted-average cost of capital, resulted in an estimated fair value that was lower than the carrying value of the trade name. The projected cash flows were compared to the trade name carrying value, which resulted in the impairment. The Company did not record a trade name impairment charge for The Container Store, Inc. reporting unit in fiscal 2013, fiscal 2012, or fiscal 2011.

        The estimated fair values discussed above are computed using estimates as of the measurement date, which is defined as the fiscal month-end of December. The Company makes estimates and assumptions about sales, gross margins, profit margins, and discount rates based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

2. Goodwill and trade names (Continued)

        The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2012 and fiscal 2013:

	Goodwill	Trade names
Balance at February 25, 2012
Gross balance	410,467	271,877
Accumulated impairment charges	(207,652)	(16,001)

Total, net	$202,815	$255,876
Impairment charge	—	(15,533)
Foreign currency translation adjustments	—	1,597
Balance at March 2, 2013
Gross balance	410,467	273,474
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$241,940
Impairment charge	—	—
Foreign currency translation adjustments	—	350
Balance at March 1, 2014
Gross balance	410,467	273,824
Accumulated impairment charges	(207,652)	$(31,534)

Total, net	$202,815	$242,290

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

3. Detail of certain balance sheet accounts

	March 1, 2014	March 2, 2013
Accounts receivable, net:
Trade receivables, net	$16,746	$15,018
Credit card receivables	8,003	5,853
Tenant allowances	5,404	1,405
Other receivables	2,120	3,260

	$32,273	$25,536

Inventory:
Raw materials	$4,677	$5,657
Work in progress	1,683	1,983
Finished goods	79,235	74,803

	$85,595	$82,443

Property and equipment, net:
Land and buildings	$30,139	$30,845
Furniture and fixtures	41,807	35,897
Machinery and equipment	80,124	76,707
Computer software and equipment	50,206	37,551
Leasehold improvements	118,946	100,714
Construction in progress	23,007	16,495

	344,229	298,209
Less accumulated depreciation and amortization	(182,798)	(157,032)

	$161,431	$141,177

Accrued Liabilities:
Accrued payroll, benefits and bonuses	$23,679	$20,717
Unearned revenue	11,338	6,296
Accrued transaction and property tax	7,949	8,551
Gift cards and store credits outstanding	6,900	6,124
Accrued interest	2,481	3,514
Other accrued liabilities	8,149	6,603

	$60,496	$51,805

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

4. Long-term debt and revolving lines of credit

        Long-term debt and revolving lines of credit consist of the following:

	March 1, 2014	March 2, 2013
Senior secured term loan facility	$328,533	$272,938
Elfa revolving credit facility	16,033	13,482
Elfa term loan facility	1,950	5,812
Revolving credit facility	—	—
Other loans	4,768	6,621

Total debt	351,284	298,853
Less current portion	(23,560)	(22,505)

Total long-term debt	$327,724	$276,348

        Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to March 1, 2014, are as follows:

Fiscal 2014	$23,560
Fiscal 2015	3,966
Fiscal 2016	3,981
Fiscal 2017	3,996
Fiscal 2018	3,937
Thereafter	311,844

$351,284

Senior Secured Term Loan Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a $275,000 Senior Secured Term Loan Facility (the "Senior Secured Term Loan Facility") with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. In addition, a new $75,000 asset-based revolving credit facility (the "Revolving Credit Facility") was entered into replacing the previously existing $75,000 asset-based revolving credit facility (these transactions are referred to collectively as the "Refinancing Transaction"). The Senior Secured Term Loan Facility replaced the previously existing $125,000 secured term loan and $150,000 of senior subordinated notes. The Company recorded expenses of $7,333 in fiscal 2012 associated with the Refinancing Transaction. This amount consisted of $1,655 related to an early extinguishment fee on the senior subordinated notes and $4,843 of deferred financing costs where accelerated amortization was required. The Company also recorded legal fees and other associated costs of $835.

        Borrowings under the Senior Secured Loan Facility accrued interest at LIBOR + 5.00%, subject to a LIBOR floor of 1.25% and the maturity date was April 6, 2019.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

4. Long-term debt and revolving lines of credit (Continued)

        On April 8, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No. 1 to the Senior Secured Term Loan Facility, pursuant to which the borrowings under the Senior Secured Term Loan Facility were increased to $362,250 and the interest rate on such borrowings was decreased to a rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25% (the "Increase and Repricing Transaction"). The maturity date remained as April 6, 2019. Additionally, pursuant to the Increase and Repricing Transaction (i) the senior secured leverage ratio covenant was eliminated and (ii) we were required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance due on April 6, 2019. The additional $90,000 of borrowings was used to finance a distribution to holders of our Senior Preferred Stock in the amount of $90,000, which was paid on April 9, 2013. You may refer to Note 8 of these financial statements for a discussion of the $90,000 distribution payment to senior preferred shareholders that was funded by the increased borrowings.

        The Company recorded expenses of $1,101 during the first quarter of fiscal 2013 associated with the Increase and Repricing Transaction. The amount consisted of $723 of deferred financing costs where accelerated amortization was required. Legal fees and other associated costs of $378 were also recorded.

        On November 8, 2013, net proceeds of $31,000 from the IPO were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility.

        On November 27, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No. 2 to the Senior Secured Term Loan Facility (the "Repricing Transaction"). Pursuant to the Repricing Transaction, borrowings accrue interest at a lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. The Company recorded expenses of $128, where accelerated amortization was required, during the third quarter of fiscal 2013 associated with the Repricing Transaction.

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. Under the Senior Secured Term Loan Facility, the Company is required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $310,421 due on April 6, 2019.

        The Senior Secured Term Loan Facility includes restrictions on the ability of the Company's subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

4. Long-term debt and revolving lines of credit (Continued)

if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $184,739 as of March 1, 2014. As of March 1, 2014, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) has occurred.

Revolving Credit Facility

        In connection with the Refinancing Transaction on April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent. The availability of credit at any given time under the Revolving Credit Facility is limited by reference to a borrowing base formula, which is the sum of (i) 90% of eligible credit card receivables and (ii) 90% of the appraised value of eligible inventory; minus (iii) certain availability reserves and (iv) outstanding credit extensions including letters of credit and existing revolving loans. The lenders may, at their sole discretion, increase their commitments by up to $25,000 upon such request from the Company.

        Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% to 1.75%, subject to adjustment based on average daily excess availability over the preceding quarter. The Revolving Credit Facility matures on April 6, 2017, and includes a letter of credit facility sub-limit of $20,000.

        The Revolving Credit Facility is secured by (a) a first-priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non-guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries.

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 1, 2014, we were in compliance with all Revolving Credit Facility covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

        Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc., in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

4. Long-term debt and revolving lines of credit (Continued)

basis, the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.25 to 1.0, the Available Amount (as defined in the Revolving Credit Facility) during the term of the Revolving Credit Facility, and pursuant to certain other limited exceptions.

        There was $58,404 available under the Revolving Credit Facility as of March 1, 2014, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended March 1, 2014, were $38,486.

Elfa Senior Secured Credit Facilities

        The secured credit facilities in Sweden include a U.S. dollar equivalent $27,297 revolving credit facility (the "Elfa Revolving Credit Facility"), and a U.S. dollar equivalent $21,448 term loan (the "Elfa Term Loan Facility), together referred to as "Elfa Senior Secured Credit Facilities", which both carry an interest rate of STIBOR plus 1.775%. The Elfa Senior Secured Credit Facilities mature on August 30, 2014. Under the Elfa Senior Secured Credit Facilities, Elfa's ability to pay dividends to its parent entity, The Container Store, Inc., is based on its future net income and on historical intercompany practices as between Elfa and The Container Store, Inc. The Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The Elfa Senior Secured Credit Facilities are subject to two financial ratios: (1) consolidated Elfa equity ratio (calculated as total shareholders' equity divided into total assets) of not less than 35% at the end of each calendar month; and (2) consolidated Elfa ratio of net debt to EBITDA may not exceed 4.0 at the end of each calendar month. The Company was compliant with these ratios at March 1, 2014. Elfa is required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million (approximately $975 as of March 1, 2014) through maturity. As of March 1, 2014, the Company had $11,264 of additional availability under the Elfa Revolving Credit Facility. Subsequent to March 1, 2014, the Company refinanced the Elfa Senior Secured Credit Facility. You may refer to Note 17 of these financial statements for further information regarding the subsequent event.

Deferred financing costs

        The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In conjunction with the Refinancing Transaction, the Company capitalized $9,467 of fees associated with the Senior Secured Term Loan Facility that will be amortized through April 6, 2019, as well as $375 of fees associated with the Revolving Credit Facility that will be amortized through April 6, 2017. Amortization expense of deferred financing costs was $1,857, $1,462, and $1,276 in fiscal 2013, fiscal

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

4. Long-term debt and revolving lines of credit (Continued)

2012, and fiscal 2011, respectively. The following is a schedule of amortization expense of deferred financing costs:

Fiscal 2014	$1,958
Fiscal 2015	1,958
Fiscal 2016	1,958
Fiscal 2017	1,842
Fiscal 2018	1,831
Thereafter	152

$9,699

5. Income taxes

        Components of the provision (benefit) for income taxes are as follows:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
Income (loss) before income taxes:
U.S.	$4,100	$12,374	$(15,484)
Foreign	4,513	(16,953)	(16,561)

	$8,613	$(4,579)	$(32,045)

Current
Federal	$3,746	$1,630	$89
State	654	644	672
Foreign	1,838	1,183	1,261

Total current provision	6,238	3,457	2,022
Deferred
Federal	(3,676)	459	499
State	(2,373)	215	251
Foreign	258	(8,580)	(4,146)

Total deferred benefit	(5,791)	(7,906)	(3,396)
Total provision (benefit) for income taxes	$447	$(4,449)	$(1,374)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

5. Income taxes (Continued)

        The differences between the actual (benefit) provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
Provision (benefit) computed at federal statutory rate	$3,014	$(1,603)	$(11,216)
Impairment of nondeductible goodwill	—	—	12,730
Permanent differences	292	1,387	40
Change in valuation allowance	(1,992)	(1,689)	(3,493)
State income taxes, net of federal benefit	68	973	(1,069)
Residual effect of intraperiod tax allocation	—	—	115
Effect of foreign income taxes	(547)	1,181	1,437
Change in Swedish tax rate	—	(2,936)	—
Economic zone credits	(200)	(1,686)	—
Other, net	(188)	(76)	82

	$447	$(4,449)	$(1,374)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of March 1, 2014 and March 2, 2013, are as follows:

	March 1, 2014	March 2, 2013
Deferred tax assets:
Inventory	$2,084	$2,154
Loss and credit carryforwards	5,692	5,013
Pension liability adjustment	344	274
Accrued liabilities	4,650	1,462

Subtotal	12,770	8,903
Valuation allowance	(4,297)	(5,564)

Total deferred tax assets	8,473	3,339
Deferred tax liabilities:
Intangibles	(85,935)	(85,848)
Financial instruments	—	(434)
Capital assets	(2,719)	(3,322)

Total deferred tax liabilities	(88,654)	(89,604)

Net deferred tax liabilities	$(80,181)	$(86,265)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

5. Income taxes (Continued)

        The Company has recorded deferred tax assets and liabilities based upon estimates of their realizable value with such estimates based upon likely future tax consequences. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more-likely-than-not that a deferred tax asset will not be realized, the Company records a valuation allowance. As of the March 1, 2014, the Company's U.S. operations maintained a position of cumulative profits for the most recent three-year period. The cumulative domestic profits coupled with the fiscal year 2013 consolidated pre-tax income and the business plan for profitability in future periods provided assurance that certain domestic future tax benefits more-likely-than-not will be realized. Accordingly, in fiscal year 2013 the Company released a U.S. valuation allowance of $2,753 against certain domestic net deferred tax assets as compared to prior year.

        Foreign and domestic tax credits, net of valuation allowances, totaled approximately $917 at March 1, 2014 and approximately $786 at March 2, 2013. The various credits begin expiring in the 2018 tax year.

        The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,512 at March 1, 2014, and approximately $2,171 at March 2, 2013. Valuation allowances of $2,021 and $1,519 were recorded against the net operating loss deferred tax assets at March 1, 2014 and March 2, 2013, respectively.

        While the Company is not currently under IRS audit, tax years ending March 1, 2008 through the current year remain open due to prior net operating loss carryovers.

        The Company accounts for the repatriation of foreign earnings in accordance with ASC 740-30. As such, the Company is partially reinvested based on the guidance provided in ASC 740-30. Undistributed earnings of approximately $41,071 at March 1, 2014 and approximately $36,850 at March 2, 2013 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of those earnings. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

        The Company adopted the provisions of ASC 740 during 2009. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of adopting ASC 740-10 resulted in no adjustment to the consolidated financial statements. Furthermore, there have been no adjustments to the consolidated financial statements under ASC 740-10 since adoption.

6. Employee benefit plans

401(k) Plan

        All employees of the Company who complete 11 months of service are eligible to participate in the Company's 401(k) Plan. Participants may contribute up to 80% of annual compensation, limited to $17.5 thousand annually ($23.0 thousand for participants aged 50 years and over) as of January 1, 2013. During fiscal 2013, the Company matched 100% of employee contributions up to 4% of compensation. During fiscal year 2012 and 2011, the Company matched 50% of employee contributions up to 4% of compensation. The amount charged to expense for the Company's matching contribution was $2,570,

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

6. Employee benefit plans (Continued)

$997, and $769 for the fiscal years ended March 1, 2014, March 2, 2013, and February 25, 2012, respectively

Nonqualified retirement plan

        The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair market value of the plan asset recorded in other current assets was $3,401 and $2,569 as of March 1, 2014 and March 2, 2013, respectively. The total fair value of the plan liability recorded in accrued liabilities was $3,417 and $2,582 as of March 1, 2014 and March 2, 2013, respectively.

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

        The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	March 1, 2014	March 2, 2013
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,721	$3,180
Service cost	54	58
Interest cost	132	121
Benefits paid	(107)	(104)
Actuarial loss	255	381
Exchange rate (gain) loss	28	85

Projected benefit obligation, end of year	4,083	3,721
Fair value of plan assets, end of year	—	—

Underfunded status, end of year	$(4,083)	$(3,721)

Discount rate	3.6%	3.9%
Rate of pay increases	3.0%	3.0%

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

6. Employee benefit plans (Continued)

        The following table provides the components of net periodic benefit cost for fiscal years 2013, 2012, and 2011:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$54	$58	$55
Interest cost	132	121	129
Amortization of unrecognized net loss	35	21	3

Net periodic benefit cost for defined benefit plan	221	200	187
Defined contribution plans	2,243	2,834	2,809

Total net periodic benefit cost	$2,464	$3,034	$2,996

7. Stock-based compensation

        In fiscal 2012, the Company implemented the 2012 Stock Option Plan of The Container Store Group, Inc. ("2012 Equity Plan"). The 2012 Equity Plan provides for grants of nonqualified stock options and incentive stock options. On October 31, 2013, the Company's board of directors (the "Board") approved the modification of 240,435 outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting. The Company recognized approximately $1,846 of compensation expense during fiscal 2013 related to the 2012 Equity Plan, of which $1,594 was due to the modification of these stock options.

        On October 16, 2013, the Board approved the 2013 Incentive Award Plan ("2013 Equity Plan"). The 2013 Equity Plan provides for grants of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments. There were 3,616,570 shares reserved for issuance under the 2013 Equity Plan.

        On October 31, 2013, the Company granted 2,622,721 nonqualified stock options under the 2013 Equity Plan to its directors and certain of its employees. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were 1,666,066 options granted that immediately vested upon closing of the IPO on November 6, 2013. The remaining stock options granted will vest in equal annual installments over 7 years. The Company recognized $13,291 of compensation expense in fiscal 2013 related to the 2013 Equity Plan options granted.

        In connection with our stock-based compensation plans, the Board considers the estimated fair value of the Company's stock when setting the stock option exercise price as of the date of each grant. Prior to the IPO, because the Company was privately held and there was no public market for the common stock, the fair market value of the Company's common stock was determined by the Board at

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

7. Stock-based compensation (Continued)

the time the option grants were awarded. In determining the fair value of the Company's common stock, the Board considered such factors as the Company's actual and projected financial results, valuations of the Company performed by third parties and other factors it believed were material to the valuation process.

        Following the IPO, the Board determines the exercise price of stock options based on the closing price of the Company's common stock as reported on The New York Stock Exchange on the grant date.

        Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense in the consolidated statements of operations, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The Company issues new shares of common stock upon stock option exercise. Stock-based compensation cost was $15,137 and $283 for the year ended March 1, 2014 and March 2, 2013, respectively. No stock options were reserved for issuance or granted by the Company during fiscal 2011. As of March 1, 2014, there was a remaining unrecognized compensation cost of $7,507 (net of estimated forefeitures) that the Company expects to be recognized on a straight-line basis over a weighted-average remaining service period of approximately 3.7 years. The intrinsic value of the 18,338 shares exercised during fiscal 2013 was $342.

        The following table summarizes the Company's stock option activity during fiscal 2013 and 2012:

	Fiscal Year
	March 1, 2014				March 2, 2013
	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)
Balance at beginning of year	244,064	$17.01			—	—
Granted	2,622,721	$18.00			245,387	$17.01
Exercised	(18,338)	$17.54			—	—
Forfeited	(20,745)	$17.81			(1,323)	$17.01
Expired	(210)	$18.00			—	—

Balance at end of year	2,827,492	$17.92	9.56	$50,587	244,064	$17.01	9.31	—

Exercisable at end of year	1,887,679	$17.88	9.50	$33,849	—	—	—	—

        The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

  •
  Expected Term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding. The Company utilized the simplified method for calculating

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

7. Stock-based compensation (Continued)

    the expected term for stock options as we do not have sufficient historical data to calculate based on actual exercise and forfeiture activity.

  •
  Expected Volatility—The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

  •
  Expected Dividend Yield—The expected dividend yield is based on the Company's expectation of not paying dividends on its common stock for the foreseeable future.

  •
  Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

        The 2,622,721 and 245,387 stock options granted during fiscal years 2013 and 2012, respectively, were granted at a weighted-average grant date fair value of $8.26 and $8.60, respectively. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year
	March 1, 2014	March 2, 2013
Expected term	5.7 years	6.5 years
Expected volatility	48.28%	51.54%
Risk-free interest rate	1.49%	1.01%
Dividend yield	0%	0%

8. Shareholders' equity

Common stock

        On August 16, 2007, the Company issued 2,942,326 shares of common stock with a par value of $0.01 per share at a price of $17.01 per share, giving effect to the stock split discussed below. The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

        On October 31, 2013, the Company's board of directors retired 13,567 shares of common stock held in treasury, giving effect to the stock split discussed below.

        On October 31, 2013, the Company's board of directors approved an approximate 5.9-for-one stock split of its existing common shares. All share and per share information has been retroactively adjusted to reflect the stock split.

        On November 6, 2013, the Company completed its IPO. In connection with its IPO, the Company issued and sold 14,375,000 shares of its common stock at a price of $18.00 per share. Upon completion of the offering, the Company received net proceeds of approximately $237,013, after deducting the underwriting discount of $17,466 and offering expenses of $4,271.

        As of March 1, 2014, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 47,941,180 were issued and outstanding.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

8. Shareholders' equity (Continued)

Preferred stock

        On April 9, 2013, the Company paid a distribution to holders of its Senior Preferred Stock in the amount of $90,000. Refer to Note 5 for a discussion of the Increase and Repricing Transaction whereby $90,000 of additional secured term loans were executed to fund this distribution. There were zero, $382,847, and $292,497 cumulative preferred share distributions in arrears as of March 1, 2014, March 2, 2013 and February 25, 2012, respectively. These distributions in arrears were not declared by the board of directors and, therefore, have not been accrued on the accompanying consolidated balance sheets as of March 2, 2013 and February 25, 2012. The distributions in arrears were eliminated as of November 6, 2013 through the Distribution and the Exchange, discussed below.

        On October 31, 2013, the Company's board of directors retired 298 shares of Senior Preferred Stock and 298 shares of Junior Preferred Stock held in treasury.

        On November 6, 2013, in connection with the completion of the Company's IPO, the Distribution was paid from the net proceeds of the offering, (i) first, to all 140 holders of the Company's Senior Preferred Stock (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares until such liquidation preference was reduced to $1,000.00 per share and (ii) second, the remainder was distributed to all 140 holders of the Company's Junior Preferred Stock (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares.

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

        As of March 1, 2014, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

9. Accumulated other comprehensive income

        Accumulated other comprehensive income ("AOCI") consists of changes in our foreign currency forward contracts, minimum pension liability, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign currency forward contracts	Minimum pension liability	Foreign currency translation	Total
Balance at February 25, 2012	$1,649	$(674)	$1,324	$2,299
Other comprehensive income (loss) before reclassifications, net of tax	777	(298)	816	1,295
Amounts reclassified to earnings, net of tax	(881)	—	—	(881)

Net current period other comprehensive (loss) income	(104)	(298)	816	414

Balance at March 2, 2013	$1,545	$(972)	$2,140	$2,713

Other comprehensive (loss) income before reclassifications, net of tax	(549)	(181)	643	(87)
Amounts reclassified to earnings, net of tax	(943)	—	—	(943)

Net current period other comprehensive (loss) income	(1,492)	(181)	643	(1,030)

Balance at March 1, 2014	$53	$(1,153)	$2,783	$1,683

        Amounts reclassified from AOCI to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company's consolidated statements of operations. For a description of the Company's use of foreign currency forward contracts, refer to Note 10.

10. Foreign currency forward contracts

        The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts in Swedish krona to stabilize its retail gross margins and to protect its domestic operations from downward currency exposure by hedging purchases of inventory from its wholly owned subsidiary, Elfa. In fiscal 2013 and fiscal 2012, the Company used forward contracts for 64% and 85% of inventory purchases in Swedish krona each year, respectively. All of the Company's currency-related hedge instruments have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

        The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records its financial hedge instruments on a gross basis and generally does not require collateral from these counterparties because it does not expect any losses from credit exposure. The Company does not have any material financial hedge instruments that do not qualify for hedge accounting treatment as of March 1, 2014 and March 2, 2013.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

10. Foreign currency forward contracts (Continued)

        The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. Forward contracts not designated as hedges are adjusted to fair value through income. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company records the fair value of its unsettled foreign currency forward contracts as cash flow hedges. As of March 1, 2014, the Company had no unsettled foreign currency forward contracts. As of March 2, 2013, the Company recorded a $1,103 total current asset in the accompanying consolidated balance sheets as the fair value of its unsettled foreign currency forward contracts.

        The entire $53 in accumulated other comprehensive gain represents unrealized gains that have been recorded for settled forward contracts related to inventory on hand as of March 1, 2014. The Company expects the unrealized gain of $53, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

        The change in fair value of the Company's foreign currency forward contracts that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.

11. Leases

        The Company conducts all of its U.S. operations from leased facilities that include a corporate headquarters/warehouse facility and 63 store locations. The corporate headquarters/warehouse and stores are under operating leases that will expire over the next 1 to 20 years. The Company also leases computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

        Most of the operating leases for the stores contain a renewal option at predetermined rental payments for periods of 5 to 20 years. This option enables the Company to retain use of facilities in desirable operating areas. The rental payments under certain store leases are based on a minimum rental plus a percentage of the sales in excess of a stipulated amount. These payments are accounted for as contingent rent and expensed when incurred.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

11. Leases (Continued)

        The following is a schedule of future minimum lease payments due under noncancelable operating leases:

Fiscal 2014	$67,985
Fiscal 2015	69,529
Fiscal 2016	64,268
Fiscal 2017	60,776
Fiscal 2018	53,626
Thereafter	177,547

$493,731

        Rent expense for fiscal years 2013, 2012, and 2011, was $68,184, $63,899, and $58,190, respectively. Included in rent expense is percentage-of-sales rent expense of $819, $344, and $269 for fiscal years 2013, 2012, and 2011, respectively.

12. Commitments and contingencies

        In connection with insurance policies, The Container Store, Inc. has outstanding standby letters of credit totaling $2,986 as of March 1, 2014.

        The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company's financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

13. Fair value measurements

        Under generally accepted accounting principles, the Company is required to a) measure certain assets and liabilities at fair value or b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

13. Fair value measurements (Continued)

  •
  Level 3—Valuation inputs are unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

        As of March 1, 2014 and March 2, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. Foreign currency forward contracts are related to the Company's attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company's foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 10 for further information on the Company's hedging activities.

        The fair values of the nonqualified retirement plan and foreign currency forward contracts are determined based on the market approach which utilizes inputs that are readily available in public markets or can be derived from information available in publicly quoted markets for comparable assets. Therefore, the Company has categorized these items as Level 2. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

        The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at March 1, 2014 and March 2, 2013:

Description		Balance Sheet Location	March 1, 2014	March 2, 2013
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,401	$2,569
Foreign currency hedge instruments	Level 2	Forward contracts	—	1,103

Total assets			$3,401	$3,672

Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,417	2,582

Total liabilities			$3,417	$2,582

        Also, as of March 1, 2014, the Company held certain items that are required to be measured at fair value on a nonrecurring basis. These included goodwill and trade names. See Notes 1 and 2 for more information regarding the fair value valuation methodologies of these items. As a result of performing these calculations on an income approach, these values are classified as Level 3 on the fair value hierarchy.

        The fair values of long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (Level 3

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

13. Fair value measurements (Continued)

valuations). As of March 1, 2014 and March 2, 2013, the carrying values and estimated fair values of the Company's long-term debt, including current maturities, were:

	March 1, 2014
	Carrying value	Fair value
Secured term loan, U.S.	$328,533	$330,176
Secured term loan, Sweden	1,950	1,948
Other loans	4,768	4,686

	$335,251	$336,810

	March 2, 2013
	Carrying value	Fair value
Secured term loan, U.S.	$272,938	$261,718
Secured term loan, Sweden	5,812	5,864
Other loans	6,621	6,675

	$285,371	$274,257

14. Segment reporting

        The Company's operating segments were determined on the same basis as how it evaluates the performance internally. The Company's two operating segments consist of TCS and Elfa. The TCS segment includes the Company's retail stores, website and call center, as well as the installation services business.

        The Elfa segment includes the manufacturing business that produces the elfa® brand products that are sold domestically, exclusively through the TCS segment, as well as throughout Europe. The intersegment sales in the Elfa column represent elfa® product sales to the TCS segment. These sales and the related gross margin on merchandise recorded in TCS inventory balances at the end of the period are eliminated for consolidation purposes in the Corporate/Other column. The net sales to third parties in the Elfa column represent sales to customers outside of the United States.

        Amounts in the Corporate/Other column include unallocated corporate expenses and assets, intersegment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

14. Segment reporting (Continued)

        In general, the Company uses the same measurements to calculate earnings or loss before income taxes for operating segments as it does for the consolidated company. However, interest expense related to the Senior Secured Term Loan Facility, the Revolving Credit Facility and senior subordinated notes is recorded in the Corporate/Other column.

Fiscal year 2013	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$660,365	$88,173	$—	$748,538
Intersegment sales	—	55,856	(55,856)	—
Interest expense, net	55	932	20,198	21,185
Income (loss) before taxes (including $15,137 stock-based compensation)(1)	33,482	6,235	(31,104)	8,613
Capital expenditures(2)	31,324	7,634	9,607	48,565
Depreciation and amortization	15,479	6,374	8,500	30,353
Goodwill	202,815	—	—	202,815
Trade names	187,048	55,242	—	242,290
Assets(2)	611,565	144,432	27,477	783,474

Fiscal year 2012	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$613,252	$93,505	$—	$706,757
Intersegment sales	—	47,606	(47,606)	—
Interest expense, net	116	932	20,340	21,388
Income (loss) before taxes (including $15,533 intangibles impairment)(1)	47,403	(16,953)	(35,029)	(4,579)
Capital expenditures(2)	27,536	7,838	12,589	47,963
Depreciation and amortization	15,971	6,768	6,811	29,550
Goodwill	202,815	—	—	202,815
Trade names	187,048	54,892	—	241,940
Assets(2)	587,212	142,731	22,877	752,820

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

14. Segment reporting (Continued)

Fiscal year 2011	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$530,909	$102,710	$—	$633,619
Intersegment sales	—	41,643	(41,643)	—
Interest expense, net	21	1,139	24,257	25,417
Income (loss) before taxes (including $47,037 intangibles impairment)(1)	42,397	(44,035)	(30,407)	(32,045)
Capital expenditures(2)	20,719	14,008	6,226	40,953
Depreciation and amortization	14,979	6,434	6,038	27,451
Goodwill	202,815	—	—	202,815
Trade names	187,048	68,828	—	255,876
Assets(2)	569,849	157,821	19,008	746,678

(1)
The TCS segment includes stock-based compensation expense of $15,137 and $283 in fiscal 2013 and fiscal 2012, respectively. Stock-based compensation of $15,137 during fiscal 2013 included $14,602 which was associated with stock-options granted in conjunction with the Company's IPO. The Elfa segment includes impairment charges of $15,533, and $15,584 in fiscal 2012 and fiscal 2011, respectively, for trade names, as well as $31,453 in fiscal 2011 for goodwill. The Corporate/Other column includes $1,229 and $7,333 loss on extinguishment of debt in fiscal 2013 and fiscal 2012, respectively.

(2)
Tangible assets and trade names in the Elfa column are located outside of the United States. Assets and capital expenditures in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of forward contracts.

        The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2013, 2012, and 2011:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
elfa®(1)	33%	33%	36%
Closet, Bath, Travel, Laundry	21%	20%	20%
Storage, Box, Shelving	13%	13%	13%
Kitchen, Food Storage, Trash	13%	13%	12%
Office, Collections, Hooks	9%	10%	9%
Containers, Gift Packaging, Seasonal, Impulse	8%	9%	8%
Services & Other	2%	2%	1%

Total	100%	100%	100%

(1)
Includes Elfa segment sales to third parties

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

15. Net income (loss) per common share

        Basic net income (loss) per common share is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Net income (loss) available to common shareholders is computed as net income (loss) less accumulated distributions to preferred shareholders for the period. Diluted net income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company's common stock for the period, to the extent their inclusion would be dilutive. Potential dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

        The following is a reconciliation of net income (loss) available to common shareholders and the number of shares used in the basic and diluted net loss per share calculations:

	Fiscal year ended
	March 1, 2014	March 2, 2013	February 25, 2012
Numerator:
Net income (loss)	$8,166	$(130)	$(30,671)
Less: Distributions accumulated to preferred shareholders	(59,747)	(90,349)	(78,575)

Net loss available to common shareholders	$(51,581)	$(90,479)	$(109,246)
Denominator:
Weighted-average common shares outstanding—basic and diluted	17,955,757	2,929,789	2,931,996

Basic and diluted net loss per common share	$(2.87)	$(30.88)	$(37.26)
Antidilutive securities not included:
Stock options outstanding	373,414	—	—

16. Quarterly results of operations (unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of annual net sales and operating income primarily due to Our Annual elfa®

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

16. Quarterly results of operations (unaudited) (Continued)

Sale. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for fiscal 2013 and 2012:

	Fiscal 2013
	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter
Net sales(2)	$216,822	$188,298	$183,773	$159,645
Gross profit(2)	126,243	112,939	107,396	93,204
Income (loss) from operations(2)	20,630	(871)	11,429	(159)
Net income (loss)(2)	18,340	(9,486)	4,107	(4,795)
Net income (loss) available to common shareholders(2)	$18,340	$(25,083)	$(17,744)	$(27,094)
Weighted-average shares used in computing basic net income (loss) per share	47,927,770	18,036,633	2,929,165	2,929,468
Weighted-average shares used in computing diluted net income (loss) per share	48,889,364	18,036,633	2,929,165	2,929,468
Basic and diluted net income (loss) per common share	$0.38	$(1.39)	$(6.06)	$(9.25)

	Fiscal 2012
	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter
Net sales(2)	$217,025	$175,416	$168,560	$145,755
Gross profit(2)	128,342	104,114	98,977	84,177
Income (loss) from operations(2)	7,718	10,286	8,788	(2,651)
Net income (loss)(2)	2,092	6,862	3,360	(12,445)
Net loss available to common shareholders(2)	$(22,847)	$(15,594)	$(18,438)	$(33,601)
Weighted-average shares used in computing basic and diluted net loss per share	2,929,411	2,928,964	2,929,570	2,931,250
Basic and diluted net loss per common share	$(7.80)	$(5.32)	$(6.29)	$(11.46)

(1)
The fourth quarter of fiscal 2012 contained 14 weeks, as compared to the fourth quarter of fiscal 2013, which contained 13 weeks.

(2)
The sum of the quarters may not equal the total fiscal year due to rounding.

17. Subsequent events

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million term loan facility (approximately $9.3 million as of April 1, 2014) and a SEK 140.0 million (approximately $21.7 million as of April 1, 2014) revolving credit facility. The master credit agreement begins on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Under the master credit agreement, Elfa is required to make quarterly principal payments under the term loan facility in the amount of SEK 3.0 million

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

17. Subsequent events (Continued)

(approximately $0.5 million as of April 1, 2014) through maturity. The term loan facility bears interest at STIBOR + 1.7% and the revolving credit facility bears interest at the Nordea's base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

Schedule I—Condensed Financial Information of registrant—
The Container Store Group, Inc. (parent company only)

Condensed balance sheets

(in thousands)	March 1, 2014	March 2, 2013
Assets
Current assets:
Accounts receivable from subsidiaries	$322	$283

Total current assets	322	283
Noncurrent assets:
Investment in subsidiaries	197,136	233,879

Total noncurrent assets	197,136	233,879

Total assets	$197,458	$234,162
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$272	$787

Total current liabilities	272	787
Noncurrent liabilities	—	—

Total liabilities	272	787
Shareholders' equity:
Common stock	479	29
Preferred stock:
Senior cumulative	—	2
Junior cumulative	—	2
Additional paid-in capital	853,295	455,246
Retained deficit	(656,588)	(221,117)
Treasury stock	—	(787)

Total shareholders' equity	197,186	233,375

Total liabilities and shareholders' equity	$197,458	$234,162

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)

Condensed statements of operations

(in thousands)	March 1, 2014	March 2, 2013	February 25, 2012
Net sales	—	—	—
Cost of sales (excluding depreciation)	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses (excluding depreciation)	—	—	—
Pre-opening costs	—	—	—
Goodwill and trade name impairment	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
Loss on disposal of assets	—	—	—

Income from operations	—	—	—
Interest expense	—	—	—

Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—

Income before equity in net income of subsidiaries	—	—	—
Net income (loss) of subsidiaries	8,166	(130)	(30,671)

Net income (loss)	$8,166	$(130)	$(30,671)

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)

Condensed statements of comprehensive income (loss)

	Fiscal year ended
(In thousands)	March 1, 2014	March 2, 2013	February 25, 2012
Net income (loss)	$8,166	$(130)	$(30,671)
Unrealized (loss) on financial instruments, net of taxes of $239, $265 and $160	(1,492)	(104)	(583)
Pension liability adjustment, net of taxes of $51, $95 and $71	(181)	(298)	(120)
Foreign currency translation adjustment	643	816	(3,848)

Comprehensive income (loss)	$7,136	$284	$(35,222)

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

March 1, 2014

Note 1: Basis of presentation

        In the parent-company-only financial statements, The Container Store Group, Inc.'s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2013, fiscal 2012, or fiscal 2011.

Note 2: Guarantees and restrictions

        The Container Store Inc., a subsidiary of the Company, has $328,533 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of March 1, 2014. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Senior Secured Term Loan Facility matures on April 6, 2019. The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $184,739 as of March 1, 2014.

        As of March 1, 2014, The Container Store, Inc. also has $58,404 of available credit on the Revolving Credit Facility that provides commitments of up to $75,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility, which matures on April 6, 2017, includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc., in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.25 to 1.0, the Available Amount (as defined in the Revolving Credit Facility) during the term of the Revolving Credit Facility, and pursuant to certain other limited exceptions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 1, 2014.

        During fiscal 2012 management identified a material weakness in our internal control over financial reporting relating to the accounting for the elfa® trade name. Specifically, we did not have adequate controls over the annual impairment test of the elfa® trade name. This material weakness was remediated by executing effective controls over the annual impairment test of the elfa® trade name in the fourth quarter of fiscal 2013.

Changes in Internal Control

        Other than indicated above, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have adopted a written code of conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Conduct and Ethics is available on our website www.containerstore.com under the heading "Corporate Governance." In addition, we intend to post on our website all disclosures that are required by law or New York Stock Exchange listing rules concerning any amendments to, or waivers from, any provision of our Code of Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

        The information regarding the Company's executive officers is located at the end of Part I of this Annual Report on Form 10-K. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

        The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 1, 2014 and March 2, 2013
Consolidated Statements of Operations for the Fiscal Years Ended March 1, 2014, March 2, 2013 and February 25, 2012
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended March 1, 2014, March 2, 2013 and February 25, 2012
Consolidated Statements of Shareholders' Equity for the Fiscal years Ended March 1, 2014, March 2, 2013 and February 25, 2012
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 1, 2014, March 2, 2013 and February 25, 2012
Notes to Consolidated Financial Statements

2. Financial Statements Schedules

        The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant

        All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/13

4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/14

4.3	Voting Agreement, dated as of November 6, 2013	10-Q	001-36161	4.2	1/10/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Second Amended and Restated Employment Agreement dated September 13, 2013 between Kip Tindell and The Container Store Group, Inc.	S-1	333-191465	10.4	9/30/13

10.2	Second Amended and Restated Employment Agreement dated September 13, 2013 between Sharon Tindell and The Container Store Group, Inc.	S-1	333-191465	10.5	9/30/13

10.3	Second Amended and Restated Employment Agreement dated September 13, 2013 between Melissa Reiff and The Container Store Group, Inc.	S-1	333-191465	10.6	9/30/13

10.4	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/14

10.5	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-193255	10.2	9/30/13

10.6	The Container Store Group, Inc. 2013 Incentive Award Plan	10-Q	001-36161	10.4	1/10/14

10.7	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/13

10.8	The Container Store Group, Inc. Senior Executive Bonus Plan	10-Q	001-36161	10.6	1/10/14

10.9	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/13

10.10	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/13

10.11	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/13

10.13	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent					*

10.14	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent	S-1	333-191465	10.12	9/30/13

10.15	Amendment No.1, dated as of April 8, 2013, to the ABL Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent and the other lenders party thereto	S-1	333-191465	10.13	9/30/13

10.16	Amendment No. 2, dated as of November 27, 2013 to the Credit Agreement dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent	8-K	001-36161	10.1	11/27/13

10.17	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.18	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/13

10.19	Credit Agreement, dated April 27, 2009, among Elfa International AB, as Borrower, and Tjustbygdens Sparbank AB, as Bank, as transferred to Swedbank AB on January 27, 2012	S-1	333-191465	10.16	9/30/13

10.20	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/13

10.21	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2012, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/13

10.22	Indemnification and Hold Harmless Agreement, dated as of June 13, 2012, by and between the The Container Store Group, Inc. (formerly known as TCS Holdings, Inc.) and William A. Tindell, III	S-1	333-191465	10.20	9/30/13

10.23	Assumption Agreement, dated as of April 2, 2014, by and between The Container Store Group, Inc. and William A. Tindell, III and Rufus Tindell LLC						*

21.1	Subsidiary List						*

23.1	Consent of Ernst & Young LLP						*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)						*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)						*

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350						**

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350						**

101.INS	†	XBRL Instance Document						**

101.SCH	†	XBRL Taxonomy Extension Schema Document						**

101.CAL	†	XBRL Taxonomy Calculation Linkbase Document						**

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document						**

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document						**

101.PRE	†	XBRL Taxonomy Extension Presentation						**

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
Date: May 28, 2014	/s/ JODI L. TAYLOR Jodi L. Taylor Chief Financial Officer (duly authorized officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. ‘‘KIP‘‘ TINDELL, III William A. ‘‘Kip‘‘ Tindell, III	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 28, 2014
/s/ JODI L. TAYLOR Jodi L. Taylor	Chief Financial Officer (principal financial officer)	May 28, 2014
/s/ JEFFREY A. MILLER Jeffrey A. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	May 28, 2014
/s/ SHARON TINDELL Sharon Tindell	Chief Merchandising Officer and Director	May 28, 2014
/s/ MELISSA REIFF Melissa Reiff	President, Chief Operating Officer and Director	May 28, 2014
/s/ JONATHAN SOKOLOFF Jonathan Sokoloff	Director	May 28, 2014
/s/ TIMOTHY FLYNN Timothy Flynn	Director	May 28, 2014

Signature	Title	Date

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	May 28, 2014
/s/ ROBERT E. JORDAN Robert E. Jordan	Director	May 28, 2014
/s/ DANIEL MEYER Daniel Meyer	Director	May 28, 2014
/s/ WALTER ROBB Walter Robb	Director	May 28, 2014
/s/ RAJENDRA SISODIA Rajendra Sisodia	Director	May 28, 2014