Form 10-Q
period 2014-05-31
Container Store Group, Inc.
filed 2014-07-11
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0565401
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Freeport Parkway Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is: (972) 538-6000

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

The registrant had 47,974,830 shares of its common stock outstanding as of June 27, 2014.

The Container Store Group, Inc.

Consolidated balance sheets

	May 31,	March 1,	June 1,
(In thousands)	2014	2014	2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$8,610	$18,046	$13,703
Accounts receivable, net	29,267	32,273	23,087
Inventory	94,626	85,595	91,150
Prepaid expenses	7,953	14,121	6,587
Forward contracts	—	—	329
Deferred tax assets, net	3,967	3,967	855
Other current assets	11,558	10,405	10,515
Total current assets	155,981	164,407	146,226
Noncurrent assets:
Property and equipment, net	164,779	161,431	141,402
Goodwill	202,815	202,815	202,815
Trade names	240,021	242,290	240,528
Deferred financing costs, net	9,210	9,699	10,633
Noncurrent deferred tax assets, net	1,179	1,323	1,667
Other assets	1,211	1,184	881
Total noncurrent assets	619,215	618,742	597,926
Total assets	$775,196	$783,149	$744,152

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	May 31,	March 1,	June 1,
(In thousands, except share and per share amounts)	2014	2014	2013
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$47,846	$49,282	$47,291
Accrued liabilities	54,420	60,496	47,846
Revolving lines of credit	23,529	16,033	18,178
Current portion of long-term debt	5,741	7,527	9,769
Income taxes payable	640	3,474	379
Deferred tax liabilities, net	29	29	43
Total current liabilities	132,205	136,841	123,506
Noncurrent liabilities:
Long-term debt	332,306	327,724	368,102
Noncurrent deferred tax liabilities, net	82,638	85,442	86,620
Deferred rent and other long-term liabilities	36,354	35,956	30,116
Total noncurrent liabilities	451,298	449,122	484,838
Total liabilities	583,503	585,963	608,344

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 47,974,829 shares issued and outstanding at May 31, 2014; 250,000,000 shares authorized, 47,941,180 shares issued and outstanding at March 1, 2014; 3,528,280 shares authorized, 2,942,326 shares issued and 2,929,466 shares outstanding at June 1, 2013	480	479	29
Preferred stock, $0.01 par value:
Senior cumulative; no shares authorized, issued or outstanding at May 31, 2014 and March 1, 2014; 250,000 shares authorized, 202,480 shares issued and 202,196 shares outstanding at June 1, 2013	—	—	2
Junior cumulative; no shares authorized, issued or outstanding at May 31, 2014 and March 1, 2014; 250,000 shares authorized, 202,480 shares issued and 202,196 shares outstanding at June 1, 2013	—	—	2
Additional paid-in capital	854,174	853,295	455,346
Accumulated other comprehensive (loss) income	(1,111)	1,683	(158)
Retained deficit	(661,850)	(658,271)	(318,626)
Treasury stock, no shares at May 31, 2014 and March 1, 2014;13,426 shares at June 1, 2013	—	—	(787)
Total shareholders’ equity	191,693	197,186	135,808
Total liabilities and shareholders’ equity	$775,196	$783,149	$744,152

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	May 31,	June 1,
(In thousands, except share and per share amounts) (unaudited)	2014	2013
Net sales	$173,438	$159,645
Cost of sales (excluding depreciation and amortization)	72,586	66,441
Gross profit	100,852	93,204
Selling, general, and administrative expenses (excluding depreciation and amortization)	91,189	83,449
Pre-opening costs	2,987	1,962
Depreciation and amortization	7,256	7,470
Restructuring charges	—	241
Other expenses	525	219
Loss on disposal of assets	100	22
Loss from operations	(1,205)	(159)
Interest expense	4,302	5,555
Loss on extinguishment of debt	—	1,101
Loss before taxes	(5,507)	(6,815)
Benefit for income taxes	(1,928)	(2,020)
Net loss	$(3,579)	$(4,795)
Less: Distributions accumulated to preferred shareholders	—	(22,299)
Net loss available to common shareholders	$(3,579)	$(27,094)

Basic and diluted net loss per common share	$(0.07)	$(9.25)

Weighted-average common shares outstanding - basic and diluted	47,946,616	2,929,468

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended
	May 31,	June 1,
(In thousands) (unaudited)	2014	2013
Net loss	$(3,579)	$(4,795)
Unrealized loss on financial instruments, net of taxes of ($16) and $111	(53)	(945)
Pension liability adjustment	61	—
Foreign currency translation adjustment	(2,802)	(1,926)
Comprehensive loss	$(6,373)	$(7,666)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	May 31,	June 1,
(In thousands) (unaudited)	2014	2013
Operating activities
Net loss	$(3,579)	$(4,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,256	7,470
Stock-based compensation	277	99
Excess tax benefit from stock-based compensation	(15)	—
Loss on disposal of property and equipment	100	22
Deferred tax benefit	(2,106)	(1,791)
Noncash refinancing expense	—	723
Noncash interest	489	434
Changes in operating assets and liabilities:
Accounts receivable	2,558	2,090
Inventory	(9,728)	(9,523)
Prepaid expenses and other assets	5,369	5,076
Accounts payable and accrued liabilities	(5,489)	(4,205)
Income taxes payable	(3,340)	(3,128)
Other noncurrent liabilities	445	255
Net cash used in operating activities	(7,763)	(7,273)

Investing activities
Additions to property and equipment	(13,418)	(9,450)
Proceeds from sale of property and equipment	—	388
Net cash used in investing activities	(13,418)	(9,062)

Financing activities
Borrowings on revolving lines of credit	18,334	16,334
Payments on revolving lines of credit	(9,961)	(11,205)
Borrowings on long-term debt	8,000	95,000
Payments on long-term debt	(5,172)	(2,203)
Payment of debt issuance costs	—	(3,046)
Proceeds from the exercise of stock options	587	—
Excess tax benefit from stock-based compensation	15	—
Payment of distributions to preferred shareholders	—	(90,000)
Net cash provided by financing activities	11,803	4,880

Effect of exchange rate changes on cash	(58)	(193)
Net decrease in cash	(9,436)	(11,648)
Cash at beginning of period	18,046	25,351
Cash at end of period	$8,610	$13,703

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

May 31, 2014

1.              Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the Securities and Exchange Commission on May 28, 2014.  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. As of May 31, 2014, The Container Store, Inc. operates 66 stores with an average size of approximately 19,000 selling square feet in 24 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  Following the Company’s IPO, LGP continues to maintain a controlling interest in the ownership of the Company.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended May 31, 2014 are not necessarily indicative of the operating results for the full year.  Demand is generally highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Reclassifications

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements.  ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.

2.  Long-term debt and revolving lines of credit

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million term loan facility (approximately $9.0 million as of May 31, 2014) and a SEK 140.0 million (approximately $20.9 million as of May 31, 2014) revolving credit facility. The master credit agreement begins on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Under the master credit agreement, Elfa is required to make quarterly principal payments under the term loan facility in the amount of SEK 3.0 million (approximately $0.4 million as of May 31, 2014) through maturity. The term loan facility bears interest at STIBOR + 1.7% and the revolving credit facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (approximately $2.2 million as of May 31, 2014) (the “Short Term Credit Facility”).  The Short Term Credit Facility accrues interest at 2.53% and matures on August 28, 2014, at which time all borrowings under the agreement will be paid in full to Nordea.  The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the first quarter of fiscal 2014.

3. Detail of certain balance sheet accounts

	May 31,	March 1,	June 1,
	2014	2014	2013
Inventory:
Raw materials	$4,668	$4,677	$5,061
Work in progress	1,604	1,683	2,221
Finished goods	88,354	79,235	83,868
	$94,626	$85,595	$91,150

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$19,509	$23,679	$17,750
Unearned revenue	4,472	11,338	3,498
Accrued transaction and property tax	9,370	7,949	6,916
Gift cards and store credits outstanding	7,943	6,900	7,043
Accrued interest	2,453	2,481	3,529
Other accrued liabilities	10,673	8,149	9,110
	$54,420	$60,496	$47,846

4.  Net income (loss) per common share

Basic net income (loss) per common share is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Net income (loss) available to common shareholders is computed as net income (loss) less accumulated distributions to preferred shareholders for the period.  Diluted net income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potential dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

The following is a reconciliation of net loss available to common shareholders and the number of shares used in the basic and diluted net loss per share calculations:

	Thirteen Weeks Ended
	May 31,	June 1,
	2014	2013
Numerator:
Net loss	$(3,579)	$(4,795)
Less: Distributions accumulated to preferred shareholders	—	(22,299)
Net loss available to common shareholders	$(3,579)	$(27,094)

Denominator:
Weighted-average common shares outstanding — basic and diluted	47,946,616	2,929,468

Basic and diluted net loss per common share	$(0.07)	$(9.25)

Antidilutive securities not included:
Stock options outstanding	764,192	—

5.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 2% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $926 and $830 for defined contribution plans in the thirteen weeks ended May 31, 2014 and June 1, 2013, respectively.

6.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended May 31, 2014 was 35.0% compared to 29.6% for the thirteen weeks ended June 1, 2013. The increase in the effective tax rate is primarily due to a shift in the mix of projected domestic and foreign earnings, as well as fluctuations in the valuation allowance recorded against domestic earnings in the first quarter of fiscal 2013.

7.  Commitments and contingencies

In connection with insurance policies, The Container Store, Inc. has outstanding standby letters of credit totaling $2,986 as of May 31, 2014.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

8.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, minimum pension liability, and foreign currency translation. The components of AOCI, net of tax, are shown below for the thirteen weeks ended May 31, 2014:

	Foreign currency forward contracts	Minimum pension liability	Foreign currency translation	Total
Balance at March 1, 2014	$53	$(1,153)	$2,783	$1,683

Other comprehensive (loss) income before reclassifications, net of tax	—	61	(2,802)	(2,741)
Amounts reclassified to earnings, net of tax	(53)	—	—	(53)
Net current period other comprehensive (loss) income	(53)	61	(2,802)	(2,794)

Balance at May 31, 2014	$—	$(1,092)	$(19)	$(1,111)

Amounts reclassified from AOCI to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 9.

9.  Foreign currency forward contracts

The Company’s international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts in Swedish krona to stabilize its retail gross margins and to protect its domestic operations from downward currency exposure by hedging purchases of inventory from its wholly owned subsidiary, Elfa. During the thirteen weeks ended May 31, 2014 and June 1, 2013, the Company used forward contracts for zero and 90.4% of inventory purchases in Swedish krona, respectively. All of the Company’s currency-related hedge instruments have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records its financial hedge instruments on a gross basis and generally does not require collateral from these counterparties because it does not expect any losses from credit exposure. The Company did not have any material financial hedge instruments that did not qualify for hedge accounting treatment as of May 31, 2014, March 1, 2014 and June 1, 2013.

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. Forward contracts not designated as hedges are adjusted to fair value through income. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company records the fair value of its unsettled foreign currency forward contracts as cash flow hedges. As of May 31, 2014 and March 1, 2014, the Company had no unsettled foreign currency forward contracts.  As of June 1, 2013, the Company had $329 in fair value of its unsettled foreign currency forward contracts recorded as a total current asset in the accompanying consolidated balance sheets.

The change in fair value of the Company’s foreign currency forward contracts that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 8 of these financial statements.

10.  Fair value measurements

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

As of May 31, 2014, March 1, 2014 and June 1, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. Foreign currency forward contracts are related to the Company’s attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company’s foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			May 31,	March 1,	June 1,
Description		Balance Sheet Location	2014	2014	2013
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,555	$3,401	$2,817
Foreign currency hedge instruments	Level 2	Forward contracts	—	—	329
Total assets			$3,555	$3,401	$3,146
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,563	3,417	2,824
Total liabilities			$3,563	$3,417	$2,824

The fair values of long-term debt were estimated using discounted cash flow analyses, quoted prices, as well as recent transactions for similar types of borrowing arrangements. As of May 31, 2014, March 1, 2014 and June 1, 2013, the carrying values and estimated fair values of the Company’s long-term debt, including current maturities, were:

		May 31, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$327,628	$326,808
Elfa term loan facility	Level 2	935	935
Revolving credit facility	Level 3	8,000	8,000
Other loans	Level 3	1,484	1,484
		$338,047	$337,227

		March 1, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$328,533	$330,176
Elfa term loan facility	Level 2	1,950	1,948
Other loans	Level 3	4,768	4,686
		$335,251	$336,810

		June 1, 2013
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$362,250	$362,250
Elfa term loan facility	Level 3	4,719	4,776
Revolving credit facility	Level 3	5,000	5,000
Other loans	Level 3	5,902	5,892
		$377,871	$377,918

11.  Segment reporting

The Company’s operating segments were determined on the same basis as how it evaluates the performance internally. The Company’s two operating segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as the installation services business.

The Elfa segment includes the manufacturing business that produces the elfa® brand products that are sold domestically exclusively through the TCS segment, as well as on a wholesale basis in approximately 30 countries around the world with a concentration in the Nordic region of Europe. The intersegment sales in the Elfa column represent elfa® product sales to the TCS segment. These sales and the related gross margin on merchandise recorded in TCS inventory balances at the end of the period are eliminated for consolidation purposes in the Corporate/Other column. The net sales to third parties in the Elfa column represent sales to customers outside of the United States.

Amounts in the Corporate/Other column include unallocated corporate expenses and assets, intersegment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.

In general, the Company uses the same measurements to calculate earnings or loss before income taxes for operating segments as it does for the consolidated company. However, interest expense related to the Senior Secured Term Loan Facility and the Revolving Credit Facility is recorded in the Corporate/Other column.

			Corporate/
Thirteen Weeks Ended May 31, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$149,729	$23,709	$—	$173,438
Intersegment sales	—	8,468	(8,468)	—
Interest expense, net	7	161	4,134	4,302
Income (loss) before taxes	(102)	251	(5,656)	(5,507)
Assets(1)	604,651	142,748	27,797	775,196

			Corporate/
Thirteen Weeks Ended June 1, 2013	TCS	Elfa	Other	Total
Net sales to third parties	$137,479	$22,166	$—	$159,645
Intersegment sales	—	8,309	(8,309)	—
Interest expense, net	17	240	5,298	5,555
Income (loss) before taxes(2)	2,722	(1,150)	(8,387)	(6,815)
Assets(1)	579,820	138,259	26,073	744,152

(1)  Tangible assets in the Elfa column are located outside of the United States. Assets in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of forward contracts.

(2)  The Corporate/Other column includes $1,101 loss on extinguishment of debt during the thirteen weeks ended June 1, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; our dependence on a single distribution center for all of our stores; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; our incurrence of  net losses in the past and the risk that we will experience net losses in the future; risks related to our inability to obtain capital on satisfactory terms or at all; our inability to effectively manage online sales; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; effects of competition on our business; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; significant increases in raw material prices or energy costs; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; increased costs of being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2014.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report. Because forward-looking statements are inherently subject to risks and uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,”  “we,” “us,” and “our” refer to The Container Store Group, Inc. and, where appropriate, its subsidiaries.

We follow a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. The first quarter of fiscal 2014 ended on May 31, 2014 and the first quarter of fiscal 2013 ended on June 1, 2013, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•      The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation services business. As of May 31, 2014, we operated 66 stores with an average size of approximately 19,000 selling square feet in 24 states and the District of Columbia. We also offer all of our products directly to customers through our website and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

•      Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S.  Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented (categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+)). For segment data, see Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended
	May 31,	June 1,
	2014	2013
Net sales	$173,438	$159,645
Cost of sales (excluding depreciation and amortization)	72,586	66,441
Gross profit	100,852	93,204
Selling, general, and administrative expenses (excluding depreciation and amortization)	91,189	83,449
Pre-opening costs*	2,987	1,962
Depreciation and amortization	7,256	7,470
Restructuring charges+	—	241
Other expenses	525	219
Loss on disposal of assets	100	22
Loss from operations	(1,205)	(159)
Interest expense	4,302	5,555
Loss on extinguishment of debt*	—	1,101
Loss before taxes	(5,507)	(6,815)
Benefit for income taxes	(1,928)	(2,020)
Net loss	$(3,579)	$(4,795)

	Thirteen Weeks Ended
	May 31,	June 1,
	2014	2013
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.9%	41.6%
Gross profit	58.1%	58.4%
Selling, general and administrative expenses (excluding depreciation and amortization)	52.6%	52.3%
Pre-opening costs*	1.7%	1.2%
Depreciation and amortization	4.2%	4.7%
Restructuring charges+	0.0%	0.2%
Other expenses	0.3%	0.1%
Loss on disposal of assets	0.1%	0.0%
Loss from operations	(0.7)%	(0.1)%
Interest expense, net	2.5%	3.5%
Loss on extinguishment of debt*	0.0%	0.7%
Loss before taxes	(3.2)%	(4.3)%
Benefit for income taxes	(1.1)%	(1.3)%
Net loss	(2.1)%	(3.0)%
Operating data:
Comparable store sales growth for the period(1)*	(0.8)%	2.7%
Number of stores open at end of period*	66	60
Average ticket(2)*	$56.88	$56.04
Non-GAAP measures(3):
Adjusted EBITDA(4)	$10,202	$10,591
Adjusted net loss(5)	$(3,579)	$(3,214)
Adjusted net loss per common share - diluted(5)	$(0.07)	$(0.07)

(1) A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth operating measure in a given period is based on merchandise orders placed in that period, which may not always reflect when the merchandise is delivered to the customer. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles.

(2) Average ticket for all periods is calculated by dividing (a) sales of merchandise by our TCS segment for that period (regardless of whether such sales are included in comparable store sales for such period) by (b) the number of transactions for that period comprising such sales. Average ticket is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles.

(3) We have presented certain non-GAAP measures as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.  These non-GAAP measures are key metrics used by management and our board of directors to assess our financial performance.  These non-GAAP measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

(4) EBITDA and Adjusted EBITDA have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized.

A reconciliation of the GAAP financial measure of net loss to the non-GAAP financial measures of EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	May 31,	June 1,
	2014	2013
Net loss	$(3,579)	$(4,795)
Depreciation and amortization	7,256	7,470
Interest expense, net	4,302	5,555
Income tax benefit	(1,928)	(2,020)
EBITDA	6,051	6,210
Management fees(a)	—	250
Pre-opening costs*(b)	2,987	1,962
IPO costs*(c)	—	56
Noncash rent*(d)	410	391
Restructuring charges+(e)	—	241
Stock-based compensation(f)	277	99
Loss on extinguishment of debt*(g)	—	1,101
Foreign exchange (gains) losses(h)	(72)	94
Other adjustments(i)	549	187
Adjusted EBITDA	$10,202	$10,591

(a)                                 Fees paid to Leonard Green and Partners, L.P. in accordance with our management services agreement, which was terminated on November 6, 2013 in association with our initial public offering (“IPO”).

(b)                                 Non-capital expenditures associated with relocating stores and opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

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

(e)                                  Includes charges incurred to restructure business operations at Elfa, including the sale of a subsidiary in Germany during fiscal 2012, which we do not consider in our evaluation of our ongoing performance.

(f)                                   Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(g)                                  Loss recorded as a result of the amendment made to the Senior Secured Term Loan Facility in April 2013, which we do not consider in our evaluation of our ongoing operations.

(h)                                 Realized foreign exchange transactional gains/losses.

(i)                                     Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including costs incurred in preparation for being a public company and other charges.

(5) Adjusted net loss and adjusted net loss per common share — diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP.  We define adjusted net loss as net loss available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net loss per common share — diluted as adjusted net loss divided by the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. May 31, 2014), assuming those shares were outstanding at the beginning of all periods presented.  We use adjusted net loss and adjusted net loss per common share — diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net loss available to common shareholders and diluted net loss per common share to the non-GAAP financial measures of adjusted net loss and adjusted net loss per common share - diluted is set forth below:

	Thirteen Weeks Ended
	May 31,	June 1,
	2014	2013
Numerator:
Net loss available to common shareholders	$(3,579)	$(27,094)
Distributions accumulated to preferred shareholders(a)	—	22,299
IPO costs*(b)	—	56
Restructuring charges+(c)	—	241
Loss on extinguishment of debt*(d)	—	1,101
Taxes(e)	—	183
Adjusted net loss	$(3,579)	$(3,214)

Denominator:
Weighted average common shares outstanding — diluted	47,946,616	2,929,468
Adjust weighting factor of outstanding shares(f)	28,213	45,045,361
Adjusted weighted average common shares outstanding -diluted	47,974,829	47,974,829

Adjusted net loss per common share - diluted	$(0.07)	$(0.07)

(a)                                 Distributions accumulated to preferred shareholders in arrears were eliminated  in association with our IPO and are not considered in our evaluation of ongoing performance.

(b)                                 Charges incurred in connection with our IPO, which we do not expect to recur and do not consider in our evaluation of ongoing performance.

(c)                                  Includes charges incurred to restructure business operations at Elfa, including the sale of a subsidiary in Germany, which we do not consider in our evaluation of our ongoing performance.

(d)                             Loss recorded as a result of the amendment made to the Senior Secured Term Loan Facility in April 2013, which we do not consider in our evaluation of our ongoing performance.

(e)                                  Tax impact of adjustments to net loss, as well as other unusual or infrequent tax items, including the exclusion of the impact of certain valuation allowances on deferred tax assets, which we do not consider in our evaluation of ongoing performance.

(f)                                   Calculated based on assumption that the number of diluted shares outstanding as of the end of the current fiscal period (i.e. May 31, 2014) were outstanding at the beginning of all periods presented.

First thirteen weeks of fiscal 2014 compared to first thirteen weeks of fiscal 2013

Net sales

The following table summarizes our net sales for the first thirteen weeks of fiscal 2014 and fiscal 2013:

	May 31, 2014	% total	June 1, 2013	% total
TCS net sales	$149,729	86.3%	$137,479	86.1%
Elfa third party net sales	23,709	13.7%	22,166	13.9%
Net sales	$173,438	100.0%	$159,645	100.0%

Net sales in the first thirteen weeks of fiscal 2014 increased by $13,793, or 8.6%, compared to the first thirteen weeks of fiscal 2013. This increase is comprised of the following components:

Net sales
Net sales for the first thirteen weeks of fiscal 2013	$159,645
Incremental net sales increase due to:
New stores	8,105
Comparable stores (including a $1,548, or 24.5%, increase in online sales)	2,835
Elfa third party net sales	1,543
Installation services	1,085
Other	225
Net sales for the first thirteen weeks of fiscal 2014	$173,438

The increase in net sales was driven by new stores, with eight stores generating $8,105 of incremental sales, five of which were opened in fiscal 2013 and three of which were opened in the first quarter of fiscal 2014.  Although the comparable store sales operating measure based on merchandise orders placed during the first quarter of fiscal 2014 declined 0.8%, net sales from comparable stores based on merchandise deliveries increased by $2,835, primarily due to the weather-related extension of Our Annual elfa® Sale in the fourth quarter of fiscal 2013.  This led to an increase in merchandise delivered to customers during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.  Additionally, there was a $1,543 increase in Elfa third party net sales, which was primarily related to a promotional campaign, as well as improved market conditions in the Nordic market.  Installation services increased by $1,085, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

Gross profit in the first thirteen weeks of fiscal 2014 increased by $7,648, or 8.2%, compared to the first thirteen weeks of fiscal 2013. The increase in gross profit was primarily the result of increased sales. The following table summarizes the gross margin for the first thirteen weeks of fiscal 2014 and fiscal 2013 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	May 31, 2014	June 1, 2013
TCS gross margin	58.2%	58.9%
Elfa gross margin	40.9%	40.3%
Total gross margin	58.1%	58.4%

TCS gross margin declined by 70 basis points, as the extension of Our Annual elfa® Sale in the fourth quarter of fiscal 2013 led to an increase in discounted merchandise delivered to customers during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. TCS gross margin was also impacted to a lesser extent by the appreciation of the Swedish krona to the US dollar year over year.  Elfa gross margin improved primarily due to improved leverage of fixed costs during the quarter. On a consolidated basis, gross margin declined 30 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first thirteen weeks of fiscal 2014 increased by $7,740, or 9.3%, compared to the first thirteen weeks of fiscal 2013. The increase in selling, general and administrative expenses was primarily due to the increase in sales. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the first thirteen weeks of fiscal 2014 and fiscal 2013:

	May 31, 2014	June 1, 2013
	% of net sales	% of net sales
TCS selling, general and administrative	46.0%	45.3%
Elfa selling, general and administrative	6.6%	7.0%
Total selling, general and administrative	52.6%	52.3%

TCS selling, general and administrative expenses increased by 70 basis points as a percentage of total net sales. The increase was primarily due to increased costs as a result of being a public company, as well as preparation for future growth and strategic initiatives.  The increased costs were partially offset by a decrease in occupancy expenses as a percent of total net sales during the quarter.  Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of total net sales.  The decrease was primarily due to lower sales and marketing expenses during the quarter.

Pre-opening costs

Pre-opening costs increased by $1,025, or 52.2% in the first thirteen weeks of fiscal 2014 to $2,987, as compared to $1,962 in the first thirteen weeks of fiscal 2013. We opened three stores in the first quarter of fiscal 2014, as compared to two stores in the first quarter of fiscal 2013.

Interest expense

Interest expense decreased $1,253, or 22.6% in the first thirteen weeks of fiscal 2014 to $4,302 as compared to $5,555 in the first thirteen weeks of fiscal 2013, primarily due to lower interest rates and repayments on debt obligations. In April 2013, The Container Store, Inc. executed an amendment to the Senior Secured Term Loan Facility (the “Increase and Repricing Transaction”), whereby borrowings under the Senior Secured Term Loan Facility were increased by $90,000 and accrued interest at a lower rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  Further, in November 2013, a second amendment was executed to the Senior Secured Term Loan Facility (the “Repricing Transaction”).  The Senior Secured Term Loan Facility now accrues interest at a rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00%.  Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Loss on extinguishment of debt

In the first thirteen weeks of fiscal 2013, we recorded expenses of $1,101 associated with the Increase and Repricing Transaction in April 2013, including the acceleration of deferred financing costs, legal fees, and other associated costs.

Taxes

The benefit for income taxes in the first thirteen weeks of fiscal 2014 was $1,928 as compared to $2,020 in the first thirteen weeks of fiscal 2013. The effective tax rate for the first quarter of fiscal 2014 was 35.0%, as compared to 29.6% in the first quarter of fiscal 2013.  The increase in the effective tax rate is primarily due to a shift in the mix of projected domestic and foreign earnings, as well as fluctuations in the valuation allowance recorded against domestic earnings in the first quarter of fiscal 2013.

Liquidity and Capital Resources

We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 175.0 million (approximately $26,176 as of May 31, 2014) Elfa revolving credit facility (the “Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

At May 31, 2014, we had $8,610 of cash and $55,289 of additional availability under the Revolving Credit Facility and approximately $4,891 of additional availability under the Elfa Revolving Credit Facility. There were $2,986 in letters of credit outstanding under the Revolving Credit Facility at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 31,	June 1,
	2014	2013
Net cash used in operating activities	$(7,763)	$(7,273)
Net cash used in investing activities	(13,418)	(9,062)
Net cash provided by financing activities	11,803	4,880
Effect of exchange rate changes on cash	(58)	(193)
Net decrease in cash	$(9,436)	$(11,648)

Net cash used in operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $7,763 for the thirteen weeks ended May 31, 2014. Non-cash items of $6,001 were offset by a net loss of $3,579 and a net change in operating assets and liabilities of $10,185, primarily due to an increase in merchandise inventory during the thirteen weeks ended May 31, 2014.

Net cash used in operating activities was $7,273 for the thirteen weeks ended June 1, 2013. Non-cash items of $6,957 were offset by a net loss of $4,795 and a net change in operating assets and liabilities of $9,435, primarily due to an increase in merchandise inventory during the thirteen weeks ended June 1, 2013.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the thirteen weeks ended May 31, 2014 were $13,418 with new store openings and existing store remodels accounting for the majority of spending at $9,710. We opened three new stores during the first quarter of fiscal 2014.The remaining capital expenditures of $3,708 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Our total capital expenditures for the thirteen weeks ended June 1, 2013 were $9,450 with new store openings and existing store remodels accounting for the majority of spending at $6,045. We opened two new stores during the first quarter of fiscal 2013. The remaining capital expenditures of $3,405 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash provided by financing activities was $11,803 for the thirteen weeks ended May 31, 2014. This included net proceeds of $8,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $8,373 from borrowings under the Elfa Revolving Credit Facility and a short term credit facility (the “Short Term Credit Facility”, as further discussed under “Elfa Senior Secured Credit Facilities” below) to support higher working capital needs. The net proceeds of the revolver borrowings were offset by payments of $5,172 for repayment of long-term indebtedness. In addition, the Company received proceeds of $587 from the exercise of stock options.

Net cash provided by financing activities was $4,880 for the thirteen weeks ended June 1, 2013. This included net proceeds of $5,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $5,129 from borrowings under the Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were offset by payments of $2,203 for repayment of long-term indebtedness and $3,046 payments for debt issuance costs. In addition, The Container Store, Inc. increased its borrowings under the Senior Secured Term Loan Facility by $90,000 pursuant to the Increase and Repricing Transaction (as defined below), which were used to finance a $90,000 distribution to holders of our Senior Preferred Stock.

As of May 31, 2014, we had a total of $55,289 of unused borrowing availability under the Revolving Credit Facility, and $2,986 in letters of credit issued under the Revolving Credit Facility.  There were $8,000 of borrowings outstanding under the Revolving Credit Facility as of May 31, 2014.

As of May 31, 2014, Elfa had a total of $4,891 of unused borrowing availability under the Elfa Revolving Credit Facility and $21,285 outstanding under the Elfa Revolving Credit Facility. As of May 31, 2014, Elfa had $2,244 outstanding under the Short Term Credit Facility.

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent,  and the lenders party thereto (the “Senior Secured Term Loan Facility”).  Prior to the Increase and Repricing Transaction, as discussed below, borrowings under the Senior Secured Term Loan Facility accrued interest at LIBOR+5.00%, subject to a LIBOR floor of 1.25%.

We used proceeds from the Senior Secured Term Loan Facility, along with $20,435 in cash, to extinguish the outstanding amounts under the previously existing secured term loan of $115,371 and senior subordinated notes of $165,549.

On April 8, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No.1 to the Senior Secured Term Loan Facility (the “Increase and Repricing Transaction”), pursuant to which the borrowings under the Senior Secured Term Loan Facility were increased by $90,000 to $362,250 and the interest rate on such borrowings was decreased to a rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25%. The maturity date remained as April 6, 2019. Additionally, pursuant to the Increase and Repricing Transaction (i) the senior secured leverage ratio covenant previously in effect was eliminated and (ii) we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $341,421 due on April 6, 2019. The additional $90,000 of borrowings was used to finance a distribution to holders of our senior preferred stock in the amount of $90,000, which was paid on April 9, 2013.

On November 8, 2013, net proceeds of $31,000 from the IPO were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility.

On November 27, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No. 2 to the Senior Secured Term Loan Facility (the “Repricing Transaction”).  Pursuant to the Repricing Transaction, borrowings accrue interest at a lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% .  The maturity date remained as April 6, 2019 and we continue to be required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $310,421 due on April 6, 2019.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of May 31, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a $75,000 asset-based revolving credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% to 1.75%, subject to adjustment based on average daily excess availability over the preceding quarter, and the maturity date is April 6, 2017.

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

The Revolving Credit Facility is secured by (a) a first-priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non-guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries.

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of May 31, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities

On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consist of a SEK 137.5 million (approximately $20,567 as of May 31, 2014) term loan facility, which we refer to as the Elfa Term Loan Facility, and the Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrue interest at a rate of STIBOR+1.775%. The Elfa Term Loan Facility matures on August 30, 2014 and the Elfa Revolving Credit Facility matures on August 30, 2014. Elfa is required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million (approximately $935 as of May 31, 2014) through maturity.

The Elfa Senior Secured Credit Facilities are secured by first priority security interests in substantially all of Elfa’s assets.

The Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, pay dividends, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (calculated as Elfa’s consolidated total shareholders’ equity divided by its consolidated total assets) of not less than 35% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the Elfa Senior Secured Credit Facilities) not greater than 4.0, each tested as of the end of each quarter. As of May 31, 2014, Elfa was in compliance with all covenants and no Event of Default (as defined in the Elfa Senior Secured Credit Facilities) had occurred.

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million term loan facility (approximately $9.0 million as of May 31, 2014) and a SEK 140.0 million (approximately $20.9 million as of May 31, 2014) revolving credit facility. The master credit agreement begins on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Under the master credit agreement, Elfa is required to make quarterly principal payments under the term loan facility in the amount of SEK 3.0 million (approximately $0.4 million as of May 31, 2014) through maturity. The term loan facility bears interest at STIBOR + 1.7% and the revolving credit facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

On May 13, 2014, Elfa entered into the Short Term Credit Facility with Nordea for SEK 15.0 million (approximately $2.2 million as of May 31, 2014).  The credit facility accrues interest at 2.53% and matures on August 28, 2014, at which time all borrowings under the agreement will be paid in full to Nordea. The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the first quarter of fiscal 2014.

Critical accounting policies and estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014. As of May 31, 2014, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements.  ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year. Based on the average exchange rate from Swedish krona to U.S. dollar during the thirteen weeks ended May 31, 2014, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. During the thirteen weeks ended May 31, 2014 and June 1, 2013, the Company used forward contracts for zero and 90.4% of inventory purchases in Swedish krona, respectively, at an average SEK rate of 6.72 during the thirteen weeks ended June 1, 2013. As of May 31, 2014, we had not hedged any of our planned inventory purchases for fiscal 2014. However, subsequent to May 31, 2014, we have hedged 43% of our planned inventory purchases for fiscal 2014 at an average SEK rate of 6.77, compared to 64% of planned purchases hedged in fiscal 2013 at an average SEK rate of 6.73.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At May 31, 2014, borrowings subject to interest rate risk were $357,848, we had $55,289 of additional availability under the Revolving Credit Facility and approximately $4,891 of additional availability under the Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the Elfa Revolving Credit Facility during the thirteen weeks ended May 31, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2014.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first thirteen weeks of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                                               RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014.

ITEM 2.                                                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                                        DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                                                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                                        OTHER INFORMATION

None.

ITEM 6.                                                                        EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Master Credit Agreement, dated April 1, 2014, between Elfa International AB, as Borrower, and Nordea Bank AB (publ), as Bank					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS†	XBRL Instance Document					**

101.SCH†	XBRL Taxonomy Extension Schema Document					**

101.CAL†	XBRL Taxonomy Calculation Linkbase Document					**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE†	XBRL Taxonomy Extension Presentation					**

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

The Container Store Group, Inc.
(Registrant)

Date: July 11, 2014	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)