Form 10-Q
period 2014-08-30
Container Store Group, Inc.
filed 2014-10-10
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2014

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

The registrant had 47,979,297 shares of its common stock outstanding as of September 26, 2014.

The Container Store Group, Inc.

Consolidated balance sheets

	August 30,	March 1,	August 31,
(In thousands)	2014	2014	2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$15,298	$18,046	$12,744
Accounts receivable, net	27,732	32,273	25,013
Inventory	95,708	85,595	91,165
Prepaid expenses	9,675	14,121	10,249
Forward contracts	—	—	227
Income taxes receivable	2,257	83	2,317
Deferred tax assets, net	3,967	3,967	855
Other current assets	9,798	10,322	10,583
Total current assets	164,435	164,407	153,153
Noncurrent assets:
Property and equipment, net	170,562	161,431	146,372
Goodwill	202,815	202,815	202,815
Trade names	237,821	242,290	240,434
Deferred financing costs, net	8,721	9,699	10,167
Noncurrent deferred tax assets, net	1,158	1,323	1,667
Other assets	1,064	1,184	855
Total noncurrent assets	622,141	618,742	602,310
Total assets	$786,576	$783,149	$755,463

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	August 30,	March 1,	August 31,
(In thousands, except share and per share amounts)	2014	2014	2013
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46,600	$49,282	$51,465
Accrued liabilities	56,546	60,496	51,892
Revolving lines of credit	16,779	16,033	21,215
Current portion of long-term debt	5,985	7,527	9,869
Forward contracts	486	—	—
Income taxes payable	1,305	3,474	585
Deferred tax liabilities, net	29	29	43
Total current liabilities	127,730	136,841	135,069
Noncurrent liabilities:
Long-term debt	343,264	327,724	361,108
Noncurrent deferred tax liabilities, net	83,555	85,442	88,228
Deferred rent and other long-term liabilities	36,469	35,956	31,492
Total noncurrent liabilities	463,288	449,122	480,828
Total liabilities	591,018	585,963	615,897

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 47,979,297 shares issued and outstanding at August 30, 2014; 250,000,000 shares authorized, 47,941,180 shares issued and outstanding at March 1, 2014; 3,528,280 shares authorized, 2,942,326 shares issued and 2,928,760 shares outstanding at August 31, 2013	480	479	29
Preferred stock, $0.01 par value:
Senior cumulative; no shares authorized, issued or outstanding at August 30, 2014 and March 1, 2014; 250,000 shares authorized, 202,480 shares issued and 202,182 shares outstanding at August 31, 2013	—	—	2
Junior cumulative; no shares authorized, issued or outstanding at August 30, 2014 and March 1, 2014; 250,000 shares authorized, 202,480 shares issued and 202,182 shares outstanding at August 31, 2013	—	—	2
Additional paid-in capital	854,516	853,295	455,460
Accumulated other comprehensive (loss) income	(4,543)	1,683	(569)
Retained deficit	(654,895)	(658,271)	(314,518)
Treasury stock, no shares at August 30, 2014 and March 1, 2014;14,162 shares at August 31, 2013	—	—	(840)
Total shareholders’ equity	195,558	197,186	139,566
Total liabilities and shareholders’ equity	$786,576	$783,149	$755,463

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands, except share and per share amounts) (unaudited)	2014	2013	2014	2013
Net sales	$193,247	$183,774	$366,685	$343,419
Cost of sales (excluding depreciation and amortization)	79,581	76,377	152,167	142,818
Gross profit	113,666	107,397	214,518	200,601
Selling, general, and administrative expenses (excluding depreciation and amortization)	90,530	85,838	181,719	169,287
Pre-opening costs	2,359	1,972	5,346	3,934
Depreciation and amortization	7,567	7,580	14,823	15,050
Restructuring charges	—	120	—	361
Other expenses	282	407	807	626
Loss on disposal of assets	114	51	214	73
Income from operations	12,814	11,429	11,609	11,270
Interest expense	4,383	5,519	8,685	11,074
Loss on extinguishment of debt	—	—	—	1,101
Income (loss) before taxes	8,431	5,910	2,924	(905)
Provision (benefit) for income taxes	1,476	1,803	(452)	(217)
Net income (loss)	$6,955	$4,107	$3,376	$(688)
Less: Distributions accumulated to preferred shareholders	—	(21,851)	—	(44,150)
Net income (loss) available to common shareholders	$6,955	$(17,744)	$3,376	$(44,838)

Net income (loss) per common share - basic	$0.14	$(6.06)	$0.07	$(15.31)
Net income (loss) per common share - diluted	$0.14	$(6.06)	$0.07	$(15.31)

Weighted-average common shares outstanding - basic	47,976,500	2,929,165	47,961,558	2,929,468
Weighted-average common shares outstanding - diluted	48,539,762	2,929,165	48,611,985	2,929,468

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands) (unaudited)	2014	2013	2014	2013
Net income (loss)	$6,955	$4,107	$3,376	$(688)
Unrealized loss on financial instruments, net of taxes of $238, $59, $223, and $170	(333)	(176)	(386)	(1,121)
Pension liability adjustment	59	34	120	34
Foreign currency translation adjustment	(3,158)	(269)	(5,960)	(2,195)
Comprehensive income (loss)	$3,523	$3,696	$(2,850)	$(3,970)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	August 30,	August 31,
(In thousands) (unaudited)	2014	2013
Operating activities
Net income (loss)	$3,376	$(688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,823	15,050
Stock-based compensation	546	213
Excess tax benefit from stock-based compensation	(10)	—
Loss on disposal of property and equipment	214	73
Deferred tax (benefit) expense	(442)	79
Noncash refinancing expense	—	723
Noncash interest	978	901
Changes in operating assets and liabilities:
Accounts receivable	3,495	67
Inventory	(11,494)	(9,708)
Prepaid expenses and other assets	4,921	(174)
Accounts payable and accrued liabilities	(1,751)	5,091
Income taxes payable	(4,316)	(3,865)
Other noncurrent liabilities	844	1,573
Net cash provided by operating activities	11,184	9,335

Investing activities
Additions to property and equipment	(30,917)	(23,049)
Proceeds from sale of property and equipment	6	389
Net cash used in investing activities	(30,911)	(22,660)

Financing activities
Borrowings on revolving lines of credit	45,523	31,792
Payments on revolving lines of credit	(43,383)	(23,579)
Borrowings on long-term debt	25,015	105,500
Payments on long-term debt	(10,533)	(19,771)
Payment of debt issuance costs	—	(3,046)
Proceeds from the exercise of stock options	664	—
Excess tax benefit from stock-based compensation	10	—
Purchase of treasury shares	—	(53)
Payment of distributions to preferred shareholders	—	(90,000)
Net cash provided by financing activities	17,296	843

Effect of exchange rate changes on cash	(317)	(125)
Net decrease in cash	(2,748)	(12,607)
Cash at beginning of period	18,046	25,351
Cash at end of period	$15,298	$12,744

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

August 30, 2014

1.              Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the Securities and Exchange Commission on May 28, 2014. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature and include reclassifications and other adjustments, as discussed below.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. As of August 30, 2014, The Container Store, Inc. operates 67 stores with an average size of approximately 19,000 selling square feet in 24 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). Following the Company’s IPO, LGP continues to maintain a controlling interest in the ownership of the Company.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended August 30, 2014 are not necessarily indicative of the operating results for the full year. Demand is generally highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Reclassifications and other adjustments

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

During the quarter ended August 30, 2014, the Company determined that it was necessary to file an amended tax return for a prior period, which resulted in a $1.8 million reduction in the provision for income taxes, as well as an increase to income taxes receivable. We evaluated the impact of the adjustment and determined that the amount was immaterial to the consolidated financial statements for the current fiscal year and prior fiscal years. As such, the entire amount was recorded during the quarter ended August 30, 2014.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. For all entities, the ASU is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We currently do not have share-based payment awards with performance targets, however, our 2013 Incentive Award Plan allows for these types of awards. We expect to adopt this standard in fiscal 2016 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

2.  Long-term debt and revolving lines of credit

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $8.6 million as of August 30, 2014) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $20.1 million as of August 30, 2014) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $0.4 million as of August 30, 2014) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (the “Short Term Credit Facility”). The Short Term Credit Facility accrued interest at 2.53% and matured on August 28, 2014, at which time all borrowings under the agreement were paid in full to Nordea (approximately $2.2 million as of August 28, 2014). The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the quarter ended May 31, 2014.

3. Detail of certain balance sheet accounts

	August 30,	March 1,	August 31,
	2014	2014	2013
Inventory:
Finished goods	$89,787	$79,235	$83,758
Raw materials	4,419	4,677	5,064
Work in progress	1,502	1,683	2,343
	$95,708	$85,595	$91,165

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$21,122	$23,679	$18,410
Accrued transaction and property tax	8,806	7,949	8,515
Gift cards and store credits outstanding	7,162	6,900	6,323
Unearned revenue	5,375	11,338	4,486
Accrued interest	2,530	2,481	3,877
Other accrued liabilities	11,551	8,149	10,281
	$56,546	$60,496	$51,892

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

The following is a reconciliation of net income (loss) available to common shareholders and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$6,955	$4,107	$3,376	$(688)
Less: Distributions accumulated to preferred shareholders	—	(21,851)	—	(44,150)
Net income (loss) available to common shareholders	$6,955	$(17,744)	$3,376	$(44,838)

Denominator:
Weighted-average common shares outstanding — basic	47,976,500	2,929,165	47,961,558	2,929,468
Weighted-average common shares outstanding — diluted	48,539,762	2,929,165	48,611,985	2,929,468

Net income (loss) per common share - basic	$0.14	$(6.06)	$0.07	$(15.31)
Net income (loss) per common share - diluted	$0.14	$(6.06)	$0.07	$(15.31)

Antidilutive securities not included:
Stock options outstanding	795,124	—	—	—

5.  Pension plans

The Company provides pension benefits to the Elfa employees in Sweden under collectively bargained pension plans, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 2% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company recognized total net periodic benefit cost of $388 and $630 for pension plans in the thirteen weeks ended August 30, 2014 and August 31, 2013, respectively. The Company recognized total net periodic benefit cost of $1,314 and $1,460 for pension plans in the twenty-six weeks ended August 30, 2014 and August 31, 2013, respectively.

6.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended August 30, 2014 was 17.5% compared to 30.5% for the thirteen weeks ended August 31, 2013. The decrease in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded during the quarter ended August 30, 2014 primarily related to an expected refund of tax paid in a prior period, partially offset by a shift in the mix of projected domestic and foreign earnings.

The Company’s effective income tax rate for the twenty-six weeks ended August 30, 2014 was (15.5%) compared to 24.0% for the twenty-six weeks ended August 31, 2013. The decrease in the effective tax rate is driven by a $1.8 million reduction in tax expense in fiscal 2014 primarily related to an expected refund of tax paid in a prior period, partially offset by the impact of an increase in pre-tax earnings from fiscal 2013 to fiscal 2014 and a change in mix between projected domestic and foreign earnings.

7.  Commitments and contingencies

In connection with insurance policies, The Container Store, Inc. has outstanding standby letters of credit totaling $3,136 as of August 30, 2014.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

8.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, minimum pension liability, and foreign currency translation. The components of AOCI, net of tax, are shown below for the twenty-six weeks ended August 30, 2014:

	Foreign currency forward contracts	Minimum pension liability	Foreign currency translation	Total
Balance at March 1, 2014	$53	$(1,153)	$2,783	$1,683

Other comprehensive (loss) income before reclassifications, net of tax	(333)	120	(5,960)	(6,173)
Amounts reclassified to earnings, net of tax	(53)	—	—	(53)
Net current period other comprehensive (loss) income	(386)	120	(5,960)	(6,226)

Balance at August 30, 2014	$(333)	$(1,033)	$(3,177)	$(4,543)

Amounts reclassified from AOCI to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 9.

9.  Foreign currency forward contracts

The Company’s international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts in Swedish krona to stabilize its retail gross margins and to protect its domestic operations from downward currency exposure by hedging purchases of inventory from its wholly owned subsidiary, Elfa. During the twenty-six weeks ended August 30, 2014 and August 31, 2013, the Company used forward contracts for 27.9% and 76.4% of inventory purchases in Swedish krona, respectively. All of the Company’s currency-related hedge instruments have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records its financial hedge instruments on a gross basis and generally does not require collateral from these counterparties because it does not expect any losses from credit exposure. The Company did not have any material financial hedge instruments that did not qualify for hedge accounting treatment as of August 30, 2014, March 1, 2014 and August 31, 2013.

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. Forward contracts not designated as hedges are adjusted to fair value through income. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency forward contracts and determined the foreign currency forward contracts were highly effective during the twenty-six weeks ended August 30, 2014 and August 31, 2013. The Company records the fair value of its unsettled foreign currency forward contracts as cash flow hedges. The Company had $486 as of August 30, 2014 in fair value of its unsettled foreign currency forward contracts recorded as total current liabilities in the accompanying consolidated balance sheets. The Company had $227 as of August 31, 2013 in fair value of its unsettled foreign currency forward contracts recorded as total current assets in the accompanying consolidated balance sheets. As of March 1, 2014, the Company had no unsettled foreign currency forward contracts.

The Company recorded $333 in accumulated other comprehensive loss at August 30, 2014. Of the $333, $38 represents an unrealized loss that has been recorded for settled forward contracts related to inventory on hand as of August 30, 2014. The Company expects the unrealized loss of $38, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end consumer.

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

As of August 30, 2014, March 1, 2014 and August 31, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. Foreign currency forward contracts are related to the Company’s attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company’s foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			August 30,	March 1,	August 31,
Description		Balance Sheet Location	2014	2014	2013
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,772	$3,401	$2,892
Foreign currency hedge instruments	Level 2	Forward contracts	—	—	277
Total assets			$3,772	$3,401	$3,169
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,788	3,417	2,907
Foreign currency hedge instruments	Level 2	Forward contracts	486	—	—
Total liabilities			$4,274	$3,417	$2,907

The fair values of long-term debt were estimated using discounted cash flow analyses, quoted prices, as well as recent transactions for similar types of borrowing arrangements. As of August 30, 2014, March 1, 2014 and August 31, 2013, the carrying values and estimated fair values of the Company’s long-term debt, including current maturities, were:

		August 30, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$326,722	$324,271
2014 Elfa term loan facility	Level 2	8,602	8,602
Revolving credit facility	Level 3	13,000	13,000
Other loans	Level 3	925	925
		$349,249	$346,798

		March 1, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$328,533	$330,176
Elfa term loan facility	Level 2	1,950	1,948
Other loans	Level 3	4,768	4,686
		$335,251	$336,810

		August 31, 2013
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$361,344	$363,151
Elfa term loan facility	Level 3	3,769	3,829
Other loans	Level 3	5,864	5,910
		$370,977	$372,890

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

In general, the Company uses the same measurements to calculate income or loss before income taxes for operating segments as it does for the consolidated company. However, interest expense related to the Senior Secured Term Loan Facility and the Revolving Credit Facility is recorded in the Corporate/Other column.

			Corporate/
Thirteen Weeks Ended August 30, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$174,814	$18,433	$—	$193,247
Intersegment sales	—	12,680	(12,680)	—
Interest expense, net	5	246	4,132	4,383
Income (loss) before taxes	15,441	(213)	(6,797)	8,431
Assets(1)	628,971	130,061	27,544	786,576

			Corporate/
Thirteen Weeks Ended August 31, 2013	TCS	Elfa	Other	Total
Net sales to third parties	$165,320	$18,454	$—	$183,774
Intersegment sales	—	11,651	(11,651)	—
Interest expense, net	15	195	5,309	5,519
Income (loss) before taxes	14,236	(225)	(8,101)	5,910
Assets(1)	593,542	135,554	26,367	755,463

			Corporate/
Twenty-Six Weeks Ended August 30, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$324,543	$42,142	$—	$366,685
Intersegment sales	—	21,148	(21,148)	—
Interest expense, net	12	407	8,266	8,685
Income (loss) before taxes	15,339	38	(12,453)	2,924
Assets(1)	628,971	130,061	27,544	786,576

			Corporate/
Twenty-Six Weeks Ended August 31, 2013	TCS	Elfa	Other	Total
Net sales to third parties	$302,799	$40,620	$—	$343,419
Intersegment sales	—	19,960	(19,960)	—
Interest expense, net	32	435	10,607	11,074
Income (loss) before taxes(2)	16,958	(1,375)	(16,488)	(905)
Assets(1)	593,542	135,554	26,367	755,463

(1)  Tangible assets in the Elfa column are located outside of the United States. Assets in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of forward contracts.

(2)  The Corporate/Other column includes $1,101 loss on extinguishment of debt during the twenty-six weeks ended August 31, 2013.

12.  Subsequent Event

On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012. The Company received proceeds of approximately $4.2 million and recorded a gain on the sale of this subsidiary of approximately $3.3 million in the third quarter of fiscal 2014.

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

We follow a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. Fiscal 2014 ends on February 28, 2015, fiscal 2013 ended on March 1, 2014 and fiscal 2012 ended on March 2, 2013. The second quarter of fiscal 2014 ended on August 30, 2014 and the second quarter of fiscal 2013 ended on August 31, 2013, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation services business. As of August 30, 2014, we operated 67 stores with an average size of approximately 19,000 selling square feet in 24 states and the District of Columbia. We also offer all of our products directly to customers through our website and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Net sales	$193,247	$183,774	$366,685	$343,419
Cost of sales (excluding depreciation and amortization)	79,581	76,377	152,167	142,818
Gross profit	113,666	107,397	214,518	200,601
Selling, general, and administrative expenses (excluding depreciation and amortization)	90,530	85,838	181,719	169,287
Pre-opening costs*	2,359	1,972	5,346	3,934
Depreciation and amortization	7,567	7,580	14,823	15,050
Restructuring charges+	—	120	—	361
Other expenses	282	407	807	626
Loss on disposal of assets	114	51	214	73
Income from operations	12,814	11,429	11,609	11,270
Interest expense	4,383	5,519	8,685	11,074
Loss on extinguishment of debt*	—	—	—	1,101
Income (loss) before taxes	8,431	5,910	2,924	(905)
Provision (benefit) for income taxes	1,476	1,803	(452)	(217)
Net income (loss)	$6,955	$4,107	$3,376	$(688)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.2%	41.6%	41.5%	41.6%
Gross profit	58.8%	58.4%	58.5%	58.4%
Selling, general and administrative expenses (excluding depreciation and amortization)	46.8%	46.7%	49.6%	49.3%
Pre-opening costs*	1.2%	1.1%	1.5%	1.1%
Depreciation and amortization	3.9%	4.1%	4.0%	4.4%
Restructuring charges+	0.0%	0.1%	0.0%	0.1%
Other expenses	0.1%	0.2%	0.2%	0.2%
Loss on disposal of assets	0.1%	0.0%	0.1%	0.0%
Income from operations	6.6%	6.2%	3.2%	3.3%
Interest expense	2.3%	3.0%	2.4%	3.2%
Loss on extinguishment of debt*	0.0%	0.0%	0.0%	0.3%
Income (loss) before taxes	4.4%	3.2%	0.8%	(0.2%)
Provision (benefit) for income taxes	0.8%	1.0%	(0.1%)	0.0%
Net income (loss)	3.6%	2.2%	0.9%	(0.2%)
Operating data:
Comparable store sales growth for the period(1)*	(0.4%)	3.1%	(0.6%)	2.9%
Number of stores open at end of period*	67	61	67	61
Average ticket(2)*	$59.65	$58.81	$58.39	$57.54
Non-GAAP measures(3):
Adjusted EBITDA(4)	$23,378	$22,128	$33,580	$32,719
Adjusted net income(5)	$5,116	$3,688	$1,537	$474
Adjusted net income per common share - diluted(5)	$0.11	$0.08	$0.03	$0.01

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

A reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Net income (loss)	$6,955	$4,107	$3,376	$(688)
Depreciation and amortization	7,567	7,580	14,823	15,050
Interest expense, net	4,383	5,519	8,685	11,074
Income tax provision (benefit)	1,476	1,803	(452)	(217)
EBITDA	20,381	19,009	26,432	25,219
Management fees(a)	—	250	—	500
Pre-opening costs*(b)	2,359	1,972	5,346	3,934
IPO costs*(c)	—	349	—	405
Noncash rent*(d)	40	311	450	702
Restructuring charges+(e)	—	120	—	361
Stock-based compensation(f)	269	114	546	213
Loss on extinguishment of debt*(g)	—	—	—	1,101
Foreign exchange (gains) losses(h)	21	(77)	(51)	17
Other adjustments(i)	308	80	857	267
Adjusted EBITDA	$23,378	$22,128	$33,580	$32,719

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

(g)                                  Loss recorded as a result of the amendment made to the Senior Secured Term Loan Facility (as further discussed under “Senior Secured Term Loan Facility” below) in April 2013, which we do not consider in our evaluation of our ongoing operations.

(h)                                 Realized foreign exchange transactional gains/losses.

(i)                                     Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including costs incurred in preparation for being a public company and other charges.

(5) Adjusted net income and adjusted net income per common share — diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, and the tax impact of these adjustments and other unusual or infrequent tax items.

We define adjusted net income per common share — diluted as adjusted net income divided by the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. August 30, 2014), assuming those shares were outstanding at the beginning of all periods presented. We use adjusted net income and adjusted net income per common share — diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share - diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Numerator:
Net income (loss) available to common shareholders	$6,955	$(17,744)	$3,376	$(44,838)
Distributions accumulated to preferred shareholders(a)	—	21,851	—	44,150
IPO costs*(b)	—	349	—	405
Restructuring charges+(c)	—	120	—	361
Loss on extinguishment of debt*(d)	—	—	—	1,101
Taxes(e)	(1,839)	(888)	(1,839)	(705)
Adjusted net income	$5,116	$3,688	$1,537	$474

Denominator:
Weighted average common shares outstanding — diluted	48,539,762	2,929,165	48,611,985	2,929,468
Adjust weighting factor of outstanding shares(f)	2,797	45,613,394	17,739	45,700,256
Adjusted weighted average common shares outstanding -diluted	48,542,559	48,542,559	48,629,724	48,629,724

Adjusted net income per common share - diluted	$0.11	$0.08	$0.03	$0.01

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

(e)                                  Tax impact of adjustments to net income (loss), as well as other unusual or infrequent tax items, including the impact of a$1.8 million reduction in tax expense recorded in fiscal 2014 related to an expected refund of tax paid in a prior period, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets in fiscal 2013, which we do not consider in our evaluation of ongoing performance.

(f)                                   Calculated based on assumption that the number of diluted shares outstanding as of the end of the current fiscal period (i.e. August 30, 2014) were outstanding at the beginning of all periods presented.

Thirteen Weeks Ended August 30, 2014 Compared to Thirteen Weeks Ended August 31, 2013

Net sales

The following table summarizes our net sales for the thirteen weeks ended August 30, 2014 and August 31, 2013:

	Thirteen Weeks Ended
	August 30, 2014	% total	August 31, 2013	% total
TCS net sales	$174,814	90.5%	$165,320	90.0%
Elfa third party net sales	18,433	9.5%	18,454	10.0%
Net sales	$193,247	100.0%	$183,774	100.0%

Net sales in the thirteen weeks ended August 30, 2014 increased by $9,473, or 5.2%, compared to the thirteen weeks ended August 31, 2013. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended August 31, 2013	$183,774
Incremental net sales increase (decrease) due to:
New stores	9,529
Comparable stores (including a $359, or 4.7%, increase in online sales)	(901)
Elfa third party net sales	(21)
Installation services	684
Other	182
Net sales for the thirteen weeks ended August 30, 2014	$193,247

The increase in net sales was driven by new stores, with nine stores generating $9,529 of incremental sales, five of which were opened in fiscal 2013 and four of which were opened in the first half of fiscal 2014. The comparable store sales operating measure based on merchandise orders placed during the second quarter of fiscal 2014 declined 0.4%, primarily due to a decrease in transactions, and was partially offset by an increase in average ticket. This led to a decline in net sales from comparable stores based on merchandise deliveries of $901. Elfa’s third party net sales increased by 3.7% in Swedish krona; however due to the depreciation of the Swedish krona against the US dollar, Elfa’s third party net sales in US dollars declined slightly by 0.1%. Installation services increased by $684, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

Gross profit in the thirteen weeks ended August 30, 2014 increased by $6,269, or 5.8%, compared to the thirteen weeks ended August 31, 2013. The increase in gross profit was primarily the result of increased sales, combined with improved gross margins. The following table summarizes the gross margin for the second quarter of fiscal 2014 and fiscal 2013 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirteen Weeks Ended
	August 30, 2014	August 31, 2013
TCS gross margin	59.3%	58.8%
Elfa gross margin	34.7%	36.3%
Total gross margin	58.8%	58.4%

TCS gross margin increased by 50 basis points, primarily due to increased margins in non-elfa® departments, partially offset by lower margins in elfa® branded products during the second quarter. The increased margins in non-elfa® departments were due to a shift in sales mix, whereas the lower margins of elfa® branded products were due to a shift in timing of promotions during the second quarter. Elfa segment gross margin declined primarily due to a shift in sales mix. On a consolidated basis, gross margin increased 40 basis points, as the decline in Elfa gross margin was more than offset by the improvement in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended August 30, 2014 increased by $4,692, or 5.5%, compared to the thirteen weeks ended August 31, 2013. The increase in selling, general and administrative expenses was primarily due to the increase in sales. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 10 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the second quarter of fiscal 2014 and fiscal 2013:

	Thirteen Weeks Ended
	August 30, 2014	August 31, 2013
	% of net sales	% of net sales
TCS selling, general and administrative	42.0%	41.8%
Elfa selling, general and administrative	4.8%	4.9%
Total selling, general and administrative	46.8%	46.7%

TCS selling, general and administrative expenses increased by 20 basis points as a percentage of total net sales. The increase was primarily due to increased costs as a result of being a public company, as well as implementation of strategic initiatives. Elfa selling, general and administrative expenses decreased by 10 basis points as a percentage of total net sales, primarily due to lower sales and marketing expenses during the quarter.

Pre-opening costs

Pre-opening costs increased by $387, or 19.6% in the thirteen weeks ended August 30, 2014 to $2,359, as compared to $1,972 in the thirteen weeks ended August 31, 2013. We opened one new store and relocated one store in each of the second quarters of fiscal 2014 and fiscal 2013; however, in fiscal 2014 we incurred increased costs due to the geographic locations of the store openings.

Interest expense

Interest expense decreased $1,136, or 20.6% in the thirteen weeks ended August 30, 2014 to $4,383 as compared to $5,519 in the thirteen weeks ended August 30, 2013, primarily due to lower interest rates and repayments on debt obligations. In November 2013, a second amendment to the Senior Secured Term Loan Facility (the “Repricing Transaction”) was executed, which lowered the interest rate to LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Taxes

The provision for income taxes in the thirteen weeks ended August 30, 2014 was $1,476 as compared to $1,803 in the thirteen weeks ended August 31, 2013. The effective tax rate for the second quarter of fiscal 2014 was 17.5%, as compared to 30.5% in the second quarter of fiscal 2013. The decrease in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in fiscal 2014 primarily related to an expected refund of tax paid in a prior period, partially offset by a shift in the mix of projected domestic and foreign earnings.

Twenty-Six Weeks Ended August 30, 2014 Compared to Twenty-Six Weeks Ended August 31, 2013

Net sales

The following table summarizes our net sales for the twenty-six weeks ended August 30, 2014 and August 31, 2013:

	Twenty-Six Weeks Ended
	August 30, 2014	% total	August 31, 2013	% total
TCS net sales	$324,543	88.5%	$302,799	88.2%
Elfa third party net sales	42,142	11.5%	40,620	11.8%
Net sales	$366,685	100.0%	$343,419	100.0%

Net sales in the first half of fiscal 2014 increased by $23,266, or 6.8%, compared to the first half of fiscal 2013. This increase is comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended August 31, 2013	$343,419
Incremental net sales increase due to:
New stores	17,634
Comparable stores (including a $1,907, or 13.6%, increase in online sales)	1,935
Elfa third party net sales	1,522
Installation services	1,769
Other	406
Net sales for the twenty-six weeks ended August 30, 2014	$366,685

The increase in net sales was driven by new stores, with nine stores generating $17,634 of incremental sales, five of which were opened in fiscal 2013 and four of which were opened in the first half of fiscal 2014. Although the comparable store sales operating measure based on merchandise orders placed during the first quarter of fiscal 2014 declined 0.6% during the first half of fiscal 2014, net sales from comparable stores based on merchandise deliveries increased by $1,935, primarily due to the weather-related extension of Our Annual elfa® Sale in the fourth quarter of fiscal 2013. This led to an increase in merchandise delivered to customers during the first half of fiscal 2014 as compared to the first half of fiscal 2013. Additionally, there was a $1,522 increase in Elfa third party net sales, which was primarily related to a promotional campaign in the first quarter of fiscal 2014, as well as improved market conditions in the Nordic market. Installation services increased by $1,769, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

Gross profit in the first half of fiscal 2014 increased by $13,917, or 6.9%, compared to the first half of fiscal 2013. The increase in gross profit was primarily the result of increased sales. The following table summarizes the gross margin for the first half of fiscal 2014 and fiscal 2013 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013
TCS gross margin	58.8%	58.8%
Elfa gross margin	37.9%	38.3%
Total gross margin	58.5%	58.4%

TCS gross margin remained consistent at 58.8% for the first half of fiscal 2014, with increased discounting of our elfa® department in the first half of fiscal 2014 primarily due to the weather related extension of Our Annual elfa® Sale in the fourth quarter of fiscal 2013, completely offset by increased gross margins in other departments. Elfa segment gross margin declined primarily due to a shift in sales mix. On a consolidated basis, gross margin increased 10 basis points, as the decline in Elfa gross margin was more than offset by the impact of TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first half of fiscal 2014 increased by $12,432, or 7.3%, compared to the first half of fiscal 2013. The increase in selling, general and administrative expenses was primarily due to the increase in sales. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 30 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the first half of fiscal 2014 and fiscal 2013:

	Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013
	% of net sales	% of net sales
TCS selling, general and administrative	43.9%	43.4%
Elfa selling, general and administrative	5.7%	5.9%
Total selling, general and administrative	49.6%	49.3%

TCS selling, general and administrative expenses increased by 50 basis points as a percentage of total net sales. The increase was primarily due to increased costs as a result of being a public company, as well as preparation for future growth and implementation of strategic initiatives. Elfa selling, general and administrative expenses decreased by 20 basis points as a percentage of total net sales. The decrease was primarily due to lower sales and marketing expenses and favorable transactional exchange rates.

Pre-opening costs

Pre-opening costs increased by $1,412, or 35.9% in the first half of fiscal 2014 to $5,346, as compared to $3,934 in the first half of fiscal 2013. We opened four new stores and relocated one store in the first half of fiscal 2014, and we opened three new stores and relocated one store in the first half of fiscal 2013. Additionally, we incurred increased costs associated with the geographic locations of the store openings in fiscal 2014 as compared to fiscal 2013.

Interest expense

Interest expense decreased $2,389, or 21.6% in the first half of fiscal 2014 to $8,685 as compared to $11,074 in the first half of fiscal 2013, primarily due to lower interest rates and repayments on debt obligations. In April 2013, The Container Store, Inc. executed an amendment to the Senior Secured Term Loan Facility (the “Increase and Repricing Transaction”), whereby borrowings under the Senior Secured Term Loan Facility were increased by $90,000 and accrued interest at a lower rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%. Further, in November 2013, the Repricing Transaction was executed. The Senior Secured Term Loan Facility now accrues interest at a rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Loss on extinguishment of debt

In the first half of fiscal 2013, we recorded expenses of $1,101 associated with the Increase and Repricing Transaction in April 2013, including the acceleration of deferred financing costs, legal fees, and other associated costs.

Taxes

The benefit for income taxes in the first half of fiscal 2014 was $452 as compared to $217 in the first half of fiscal 2013. The effective tax rate for the first half of fiscal 2014 was (15.5%), as compared to 24.0% in the first half of fiscal 2013. The decrease in the effective tax rate was driven by a $1.8 million reduction in tax expense in fiscal 2014 primarily related to an expected refund of tax paid in a prior period, partially offset by the impact of an increase in pre-tax earnings from fiscal 2013 to fiscal 2014 and a change in mix between projected domestic and foreign earnings.

Liquidity and Capital Resources

We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $20,071 as of August 30, 2014) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 24 months.

At August 30, 2014, we had $15,298 of cash and $54,844 of additional availability under the Revolving Credit Facility and approximately $3,292 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,136 in letters of credit outstanding under the Revolving Credit Facility at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 30,	August 31,
	2014	2013
Net cash provided by operating activities	$11,184	$9,335
Net cash used in investing activities	(30,911)	(22,660)
Net cash provided by financing activities	17,296	843
Effect of exchange rate changes on cash	(317)	(125)
Net decrease in cash	$(2,748)	$(12,607)

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $11,184 for the twenty-six weeks ended August 30, 2014. Non-cash items of $16,109 and net income of $3,376 were offset by a net change in operating assets and liabilities of $8,301, primarily due to an increase in merchandise inventory during the twenty-six weeks ended August 30, 2014.

Net cash provided by operating activities was $9,335 for the twenty-six weeks ended August 31, 2013. Non-cash items of $17,039 were offset by a net loss of $688 and a net change in operating assets and liabilities of $7,016, primarily due to an increase in merchandise inventory during the twenty-six weeks ended August 31, 2013.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the twenty-six weeks ended August 30, 2014 were $30,917 with new store openings and existing store remodels accounting for the majority of spending at $19,205. We opened four new stores and relocated one store during the first half of fiscal 2014. The remaining capital expenditures of $11,712 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Our total capital expenditures for the twenty-six weeks ended August 31, 2013 were $23,049 with new store openings and existing store remodels accounting for the majority of spending at $14,381. We opened three new stores and relocated one store during the first half of fiscal 2013. The remaining capital expenditures of $8,668 were primarily for investments in information technology, our corporate offices and distribution center.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash provided by financing activities was $17,296 for the twenty-six weeks ended August 30, 2014. This included net proceeds of $13,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $6,557 from borrowings under the Elfa Senior Secured Credit Facilities, 2014 Elfa Senior Secured Credit Facilities and a short term credit facility (the “Short Term Credit Facility”, as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) to support higher working capital needs. The net proceeds of the Revolving Credit Facility were offset by payments of $2,935 for repayment of long-term indebtedness. In addition, the Company received proceeds of $664 from the exercise of stock options.

Net cash provided by financing activities was $843 for the twenty-six weeks ended August 31, 2013. This included net proceeds of $8,213 from borrowings under the Elfa Revolving Credit Facility to support higher working capital needs as well as net proceeds of $85,729 from borrowings under the Senior Secured Term Loan Facility and the Elfa Senior Secured Credit Facility, which were used to finance a $90,000 distribution to holders of our senior preferred stock. In addition, we paid $3,046 in debt issuance costs and paid $53 for the repurchase of treasury stock.

As of August 30, 2014, we had a total of $54,844 of unused borrowing availability under the Revolving Credit Facility, and $3,136 in letters of credit issued under the Revolving Credit Facility. There were $13,000 of borrowings outstanding under the Revolving Credit Facility as of August 30, 2014.

As of August 30, 2014, Elfa had a total of $3,292 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $16,779 outstanding under the 2014 Elfa Revolving Credit Facility.

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

On April 8, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into the Increase and Repricing Transaction, pursuant to which the borrowings under the Senior Secured Term Loan Facility were increased by $90,000 to $362,250 and the interest rate on such borrowings was decreased to a rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25%. The maturity date remained as April 6, 2019. Additionally, pursuant to the Increase and Repricing Transaction (i) the senior secured leverage ratio covenant previously in effect was eliminated and (ii) we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $341,421 due on April 6, 2019. The additional $90,000 of borrowings was used to finance a distribution to holders of our senior preferred stock in the amount of $90,000, which was paid on April 9, 2013.

On November 8, 2013, net proceeds of $31,000 from the IPO were used to repay a portion of the outstanding borrowings under the Senior Secured Term Loan Facility.

On November 27, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into the Repricing Transaction. Pursuant to the Repricing Transaction, borrowings accrue interest at a lower rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00% . The maturity date remained as April 6, 2019 and we continue to be required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $310,421 due on April 6, 2019.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of August 30, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of August 30, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities

On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consisted of a SEK 137.5 million (approximately $19,712 as of August 30, 2014) term loan facility, which we refer to as the Elfa Term Loan Facility, and the Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrued interest at a rate of STIBOR+1.775%. Elfa was required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million (approximately $896 as of August 30, 2014) through maturity. The Elfa Senior Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa’s assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below.

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $8.6 million as of August 30, 2014) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $20.1 million as of August 30, 2014) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $0.4 million as of August 30, 2014) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of August 30, 2014, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (the “Short Term Credit Facility”). The Short Term Credit Facility accrued interest at 2.53% and matured on August 28, 2014, at which time all borrowings under the agreement were paid in full to Nordea (approximately $2.2 million as of August 28, 2014). The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the first quarter of fiscal 2014.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014. As of August 30, 2014, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year. Based on the average exchange rate from Swedish krona to U.S. dollar during the twenty-six weeks ended August 30, 2014, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. During the twenty-six weeks ended August 30, 2014 and August 31, 2013, the Company used forward contracts for 27.9% and 76.4% of inventory purchases in Swedish krona at an average SEK rate of 6.7 in each period. Currently, we have hedged 47% of our planned inventory purchases for fiscal 2014 at an average SEK rate of 6.81 compared to 64% of planned purchases hedged in fiscal 2013 at an average SEK rate of 6.73.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At August 30, 2014, borrowings subject to interest rate risk were $365,103, we had $54,844 of additional availability under the Revolving Credit Facility and approximately $3,292 of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility during the twenty-six weeks ended August 30, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 30, 2014.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                                             DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                                                                             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                                             OTHER INFORMATION

None.

ITEM 6.                                                                             EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Employment Agreement, dated 9/1/2014, between The Container Store Group, Inc. and Peter Lodwick					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	**

101.INS†	XBRL Instance Document	**

101.SCH†	XBRL Taxonomy Extension Schema Document	**

101.CAL†	XBRL Taxonomy Calculation Linkbase Document	**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE†	XBRL Taxonomy Extension Presentation	**

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

The Container Store Group, Inc.
(Registrant)

Date: October 10, 2014	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)