Form 10-Q
period 2014-11-29
Container Store Group, Inc.
filed 2015-01-09
CIK 1411688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2014

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

The registrant had 47,981,512 shares of its common stock outstanding as of December 26, 2014.

The Container Store Group, Inc.

Consolidated balance sheets

	November 29,	March 1,	November 30,
(In thousands)	2014	2014	2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$13,965	$18,046	$10,822
Accounts receivable, net	24,036	32,273	28,088
Inventory	103,850	85,595	105,124
Prepaid expenses	9,259	14,121	9,049
Income taxes receivable	3,205	83	1,949
Deferred tax assets, net	3,967	3,967	855
Other current assets	14,589	10,322	13,394
Total current assets	172,871	164,407	169,281
Noncurrent assets:
Property and equipment, net	168,859	161,431	150,142
Goodwill	202,815	202,815	202,815
Trade names	234,557	242,290	241,138
Deferred financing costs, net	8,231	9,699	10,188
Noncurrent deferred tax assets, net	1,055	1,323	1,667
Other assets	1,178	1,184	841
Total noncurrent assets	616,695	618,742	606,791
Total assets	$789,566	$783,149	$776,072

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	November 29,	March 1,	November 30,
(In thousands, except share and per share amounts)	2014	2014	2013
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$50,163	$49,282	$54,489
Accrued liabilities	54,196	58,744	49,646
Revolving lines of credit	10,250	16,033	16,679
Current portion of long-term debt	5,332	7,527	8,975
Forward contracts	641	—	—
Income taxes payable	1,377	3,474	496
Deferred tax liabilities, net	29	29	43
Total current liabilities	121,988	135,089	130,328
Noncurrent liabilities:
Long-term debt	348,489	327,724	342,863
Noncurrent deferred tax liabilities, net	84,101	85,442	90,906
Deferred rent and other long-term liabilities	38,657	37,708	34,693
Total noncurrent liabilities	471,247	450,874	468,462
Total liabilities	593,235	585,963	598,790

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,981,512 shares issued and outstanding at November 29, 2014; 47,941,180 shares issued and outstanding at March 1, 2014; 47,922,842 shares issued and outstanding at November 30, 2013	480	479	479
Additional paid-in capital	855,038	853,295	852,698
Accumulated other comprehensive (loss) income	(10,541)	1,683	716
Retained deficit	(648,646)	(658,271)	(676,611)
Total shareholders’ equity	196,331	197,186	177,282
Total liabilities and shareholders’ equity	$789,566	$783,149	$776,072

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except share and per share amounts)	November 29,	November 30,	November 29,	November 30,
(unaudited)	2014	2013	2014	2013
Net sales	$190,922	$188,298	$557,607	$531,716
Cost of sales (excluding depreciation and amortization)	77,063	75,359	229,230	218,176
Gross profit	113,859	112,939	328,377	313,540
Selling, general, and administrative expenses (excluding depreciation and amortization)	93,842	88,797	275,015	257,870
Stock-based compensation	404	14,641	950	14,854
Pre-opening costs	1,597	1,827	6,943	5,761
Depreciation and amortization	7,776	7,569	22,599	22,620
Restructuring charges	—	111	—	472
Other expenses	363	869	1,170	1,495
(Gain) loss on disposal of assets	(3,879)	(4)	(3,665)	70
Income (loss) from operations	13,756	(871)	25,365	10,398
Interest expense	4,265	5,782	12,950	16,856
Loss on extinguishment of debt	—	128	—	1,229
Income (loss) before taxes	9,491	(6,781)	12,415	(7,687)
Provision for income taxes	3,242	2,705	2,790	2,487
Net income (loss)	$6,249	$(9,486)	$9,625	$(10,174)
Less: Distributions accumulated to preferred shareholders	—	(15,597)	—	(59,747)
Net income (loss) available to common shareholders	$6,249	$(25,083)	$9,625	$(69,921)

Net income (loss) per common share - basic	$0.13	$(1.39)	$0.20	$(8.78)
Net income (loss) per common share - diluted	$0.13	$(1.39)	$0.20	$(8.78)

Weighted-average common shares outstanding - basic	47,979,581	18,036,633	47,967,566	7,965,089
Weighted-average common shares outstanding - diluted	48,432,143	18,036,633	48,555,828	7,965,089

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29,	November 30,	November 29,	November 30,
(In thousands) (unaudited)	2014	2013	2014	2013
Net income (loss)	$6,249	$(9,486)	$9,625	$(10,174)
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(361), $171, $(584), and $0	(560)	17	(946)	(1,104)
Pension liability adjustment	87	(16)	207	18
Foreign currency translation adjustment	(5,525)	1,283	(11,485)	(911)
Comprehensive income (loss)	$251	$(8,202)	$(2,599)	$(12,171)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	November 29,	November 30,
(In thousands) (unaudited)	2014	2013
Operating activities
Net income (loss)	$9,625	$(10,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,599	22,620
Stock-based compensation	950	14,854
Excess tax benefit from stock-based compensation	(90)	—
(Gain) loss on disposal of assets	(3,665)	70
Deferred tax expense	1,249	1,540
Noncash refinancing expense	—	851
Noncash interest	1,467	1,367
Other noncash items	—	86
Changes in operating assets and liabilities:
Accounts receivable	5,101	(2,667)
Inventory	(21,048)	(22,748)
Prepaid expenses and other assets	(460)	(903)
Accounts payable and accrued liabilities	3,149	4,903
Income taxes	(4,660)	(3,134)
Other noncurrent liabilities	1,447	3,981
Net cash provided by operating activities	15,664	10,646

Investing activities
Additions to property and equipment	(40,359)	(32,563)
Proceeds from sale of subsidiary, net	3,846	—
Proceeds from sale of property and equipment	935	408
Net cash used in investing activities	(35,578)	(32,155)

Financing activities
Borrowings on revolving lines of credit	60,374	50,098
Payments on revolving lines of credit	(64,223)	(46,694)
Borrowings on long-term debt	34,748	120,000
Payments on long-term debt	(15,319)	(53,580)
Payment of debt issuance costs	—	(3,662)
Proceeds from the exercise of stock options	704	—
Excess tax benefit from stock-based compensation	90	—
Proceeds from issuance of common stock, net	—	237,021
Purchase of treasury shares	—	(53)
Payment of distributions to preferred shareholders	—	(295,826)
Net cash provided by financing activities	16,374	7,304

Effect of exchange rate changes on cash	(541)	(324)
Net decrease in cash	(4,081)	(14,529)
Cash at beginning of period	18,046	25,351
Cash at end of period	$13,965	$10,822
Supplemental disclosures of non-cash activities:
Exchange of outstanding preferred shares for common shares	$—	$551,145

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

November 29, 2014

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. As of November 29, 2014, The Container Store, Inc. operates 69 stores with an average size of approximately 19,000 selling square feet in 25 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). Following the Company’s IPO, LGP continues to maintain a controlling interest in the ownership of the Company.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended November 29, 2014 are not necessarily indicative of the operating results for the full year. Demand is generally highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Reclassifications and other adjustments

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

During the second quarter of fiscal 2014, the Company determined that it was necessary to file an amended tax return for a prior period, which resulted in a $1,839 reduction in the provision for income taxes, as well as an increase to income taxes receivable. We evaluated the impact of the adjustment and determined that the amount was immaterial to the consolidated financial statements for the current fiscal year and prior fiscal years. As such, the entire amount was recorded during the second quarter of fiscal 2014.

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

2.  Long-term debt and revolving lines of credit

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $8,049 as of November 29, 2014) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $18,781 as of November 29, 2014) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $402 as of November 29, 2014) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (the “Short Term Credit Facility”). The Short Term Credit Facility accrued interest at 2.53% and matured on August 28, 2014, at which time all borrowings under the agreement were paid in full to Nordea (approximately $2,152 as of August 28, 2014). The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the quarter ended May 31, 2014.

3. Detail of certain balance sheet accounts

	November 29,	March 1,	November 30,
	2014	2014	2013
Inventory:
Finished goods	$98,460	$79,235	$98,495
Raw materials	4,260	4,677	5,011
Work in progress	1,130	1,683	1,618
	$103,850	$85,595	$105,124

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$17,865	$21,927	$17,486
Accrued transaction and property tax	11,083	7,949	10,690
Gift cards and store credits outstanding	8,192	6,900	7,206
Unearned revenue	3,649	11,338	2,885
Accrued interest	2,451	2,481	514
Other accrued liabilities	10,956	8,149	10,865
	$54,196	$58,744	$49,646

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

The following is a reconciliation of net income (loss) available to common shareholders and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$6,249	$(9,486)	$9,625	$(10,174)
Less: Distributions accumulated to preferred shareholders	—	(15,597)	—	(59,747)
Net income (loss) available to common shareholders	$6,249	$(25,083)	$9,625	$(69,921)

Denominator:
Weighted-average common shares outstanding — basic	47,979,581	18,036,633	47,967,566	7,965,089
Weighted-average common shares outstanding — diluted	48,432,143	18,036,633	48,555,828	7,965,089

Net income (loss) per common share - basic	$0.13	$(1.39)	$0.20	$(8.78)
Net income (loss) per common share - diluted	$0.13	$(1.39)	$0.20	$(8.78)

Antidilutive securities not included:
Stock options outstanding	843,581	319,190	812,886	140,527

5.  Pension plans

The Company provides pension benefits to the Elfa employees in Sweden under collectively bargained pension plans, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 2% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company recognized total net periodic benefit cost of $893 and $657 for pension plans in the thirteen weeks ended November 29, 2014 and November 30, 2013, respectively. The Company recognized total net periodic benefit cost of $2,207 and $2,117 for pension plans in the thirty-nine weeks ended November 29, 2014 and November 30, 2013, respectively.

6.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended November 29, 2014 was 34.2% compared to (39.9%) for the thirteen weeks ended November 30, 2013. In the third quarter of fiscal 2013, a pre-tax loss was offset by non-deductible costs related to the IPO, creating taxable income and generating a negative effective tax rate. In the third quarter of fiscal 2014, pre-tax income generated a positive effective tax rate. A $3,270 non-taxable gain on the sale of a Norwegian subsidiary was the primary driver in reducing the quarterly effective income tax rate below the statutory rate in fiscal 2014.

The Company’s effective income tax rate for the thirty-nine weeks ended November 29, 2014 was 22.5% compared to (32.4%) for the thirty-nine weeks ended November 30, 2013. In the thirty-nine weeks ended November 30, 2013, a pre-tax loss was offset by non-deductible costs related to the IPO, creating taxable income and generating a negative effective tax rate. In the thirty-nine weeks ended November 29, 2014, the effective tax rate fell below the statutory rate due to a $1,839 reduction in tax expense primarily related to an expected refund of tax paid in a prior period, a $3,270 non-taxable gain on the sale of a Norwegian subsidiary, and a change in mix between projected domestic and foreign earnings.

7.  Commitments and contingencies

In connection with insurance policies, The Container Store, Inc. has outstanding standby letters of credit totaling $3,136 as of November 29, 2014.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

8.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, minimum pension liability, and foreign currency translation. The components of AOCI, net of tax, are shown below for the thirty-nine weeks ended November 29, 2014:

	Foreign currency forward contracts	Minimum pension liability	Foreign currency translation	Total
Balance at March 1, 2014	$53	$(1,153)	$2,783	$1,683

Other comprehensive (loss) income before reclassifications, net of tax	(905)	207	(11,485)	(12,183)
Amounts reclassified to earnings, net of tax	(41)	—	—	(41)
Net current period other comprehensive (loss) income	(946)	207	(11,485)	(12,224)

Balance at November 29, 2014	$(893)	$(946)	$(8,702)	$(10,541)

Amounts reclassified from AOCI to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 9.

9.  Foreign currency forward contracts

The Company’s international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts in Swedish krona to stabilize its retail gross margins and to protect its domestic operations from downward currency exposure by hedging purchases of inventory from its wholly owned subsidiary, Elfa. During the thirty-nine weeks ended November 29, 2014 and November 30, 2013, the Company used forward contracts for 49% and 87% of inventory purchases in Swedish krona, respectively. All of the Company’s currency-related hedge instruments have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records its financial hedge instruments on a gross basis and generally does not require collateral from these counterparties because it does not expect any losses from credit exposure. The Company did not have any material financial hedge instruments that did not qualify for hedge accounting treatment as of November 29, 2014, March 1, 2014 and November 30, 2013.

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. Forward contracts not designated as hedges are adjusted to fair value through income. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency forward contracts and determined the foreign currency forward contracts were highly effective during the thirty-nine weeks ended November 29, 2014 and November 30, 2013. The Company records the fair value of its unsettled foreign currency forward contracts as cash flow hedges. The Company had $641 as of November 29, 2014 in fair value of its unsettled foreign currency forward contracts recorded as total current liabilities in the accompanying consolidated balance sheets. As of March 1, 2014 and November 30, 2013, the Company had no unsettled foreign currency forward contracts.

The Company recorded $893 in accumulated other comprehensive loss at November 29, 2014. Of the $893, $503 represents an unrealized loss that has been recorded for settled forward contracts related to inventory on hand as of November 29, 2014. The Company expects the unrealized loss of $503, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end consumer.

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

As of November 29, 2014, March 1, 2014 and November 30, 2013, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. Foreign currency forward contracts are related to the Company’s attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company’s foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			November 29,	March 1,	November 30,
Description		Balance Sheet Location	2014	2014	2013
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,955	$3,401	$3,200
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,962	3,417	3,207
Foreign currency hedge instruments	Level 2	Forward contracts	641	—	—
Total liabilities			$4,603	$3,417	$3,207

The fair values of long-term debt were estimated using quoted prices, discounted cash flow analyses, as well as recent transactions for similar types of borrowing arrangements. As of November 29, 2014, March 1, 2014 and November 30, 2013, the carrying values and estimated fair values of the Company’s long-term debt, including current maturities, were:

		November 29, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$325,816	$321,540
2014 Elfa term loan facility	Level 2	7,646	7,646
Revolving credit facility	Level 3	20,000	20,000
Other loans	Level 3	359	359
		$353,821	$349,545

		March 1, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$328,533	$330,176
Elfa term loan facility	Level 2	1,950	1,948
Other loans	Level 3	4,768	4,686
		$335,251	$336,810

		November 30, 2013
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$329,439	$329,439
Elfa term loan facility	Level 3	2,864	2,959
Revolving credit facility	Level 3	14,000	14,000
Other loans	Level 3	5,535	5,521
		$351,838	$351,919

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

			Corporate/
Thirteen Weeks Ended November 29, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$168,468	$22,454	$—	$190,922
Intersegment sales	—	24,776	(24,776)	—
Interest expense, net	2	130	4,133	4,265
Income (loss) before taxes (including $404 stock-based compensation)(1)(2)	9,161	10,207	(9,877)	9,491
Assets(3)	638,235	125,925	25,406	789,566

			Corporate/
Thirteen Weeks Ended November 30, 2013	TCS	Elfa	Other	Total
Net sales to third parties	$163,744	$24,554	$—	$188,298
Intersegment sales	—	27,454	(27,454)	—
Interest expense, net	13	288	5,481	5,782
Income (loss) before taxes (including $14,641 stock-based compensation)(1)(4)	(3,187)	8,856	(12,450)	(6,781)
Assets(3)	612,351	141,074	22,647	776,072

			Corporate/
Thirty-Nine Weeks Ended November 29, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$493,011	$64,596	$—	$557,607
Intersegment sales	—	45,924	(45,924)	—
Interest expense, net	14	537	12,399	12,950
Income (loss) before taxes (including $950 stock-based compensation)(1)(2)	24,500	10,245	(22,330)	12,415
Assets(3)	638,235	125,925	25,406	789,566

			Corporate/
Thirty-Nine Weeks Ended November 30, 2013	TCS	Elfa	Other	Total
Net sales to third parties	$466,543	$65,173	$—	$531,716
Intersegment sales	—	47,414	(47,414)	—
Interest expense, net	45	723	16,088	16,856
Income (loss) before taxes (including $14,854 stock-based compensation)(1)(4)	13,771	7,480	(28,938)	(7,687)
Assets(3)	612,351	141,074	22,647	776,072

(1)         The TCS column includes stock-based compensation expense amounts disclosed above.

(2)         The Elfa column includes a gain on disposal of subsidiary and real estate of $3,830 for the thirteen and thirty-nine weeks ended November 29, 2014.

(3)         Tangible assets in the Elfa column are located outside of the United States. Assets in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of forward contracts.

(4)         The Corporate/Other column includes $128 and $1,229 loss on extinguishment of debt during the thirteen and thirty-nine weeks ended November 30, 2013, respectively.

12.  Gain on disposal of subsidiary and real estate

On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012. The Company received net proceeds of $3,846 and recorded a gain on the sale of this subsidiary of $3,270 in the third quarter of fiscal 2014. Additionally, on October 31, 2014, the Company completed the sale of a building at Elfa. The Company received net proceeds of $912 and recorded a gain on the sale of the building of $560 in the third quarter of fiscal 2014.

13.  Subsequent event

On December 19, 2014, the President of the United States signed into law H.R. 5771, The Tax Increase Prevention Act. This act provides for an extension of bonus depreciation through the end of calendar 2014.  The effects of changes in tax laws, including retroactive changes, are recognized in the period in which the changes are enacted.  However, if the legislation would have been enacted as of November 29, 2014, an estimated increase in income taxes receivable of approximately $1,100 would have been recorded with a corresponding increase in noncurrent deferred tax liabilities, net. While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation after calendar 2014 is expected to increase current income tax expense and the related cash outflows for the payment of income taxes beginning on January 1, 2015.

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

We follow a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. Fiscal 2014 ends on February 28, 2015, fiscal 2013 ended on March 1, 2014 and fiscal 2012 ended on March 2, 2013. The third quarter of fiscal 2014 ended on November 29, 2014 and the third quarter of fiscal 2013 ended on November 30, 2013, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•      The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation services business. As of November 29, 2014, we operated 69 stores with an average size of approximately 19,000 selling square feet in 25 states and the District of Columbia. We also offer all of our products directly to customers through our website and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Net sales	$190,922	$188,298	$557,607	$531,716
Cost of sales (excluding depreciation and amortization)	77,063	75,359	229,230	218,176
Gross profit	113,859	112,939	328,377	313,540
Selling, general, and administrative expenses (excluding depreciation and amortization)	93,842	88,797	275,015	257,870
Stock-based compensation*	404	14,641	950	14,854
Pre-opening costs*	1,597	1,827	6,943	5,761
Depreciation and amortization	7,776	7,569	22,599	22,620
Restructuring charges+	—	111	—	472
Other expenses	363	869	1,170	1,495
(Gain) loss on disposal of assets	(3,879)	(4)	(3,665)	70
Income (loss) from operations	13,756	(871)	25,365	10,398
Interest expense	4,265	5,782	12,950	16,856
Loss on extinguishment of debt*	—	128	—	1,229
Income (loss) before taxes	9,491	(6,781)	12,415	(7,687)
Provision for income taxes	3,242	2,705	2,790	2,487
Net income (loss)	$6,249	$(9,486)	$9,625	$(10,174)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	40.4%	40.0%	41.1%	41.0%
Gross profit	59.6%	60.0%	58.9%	59.0%
Selling, general and administrative expenses (excluding depreciation and amortization)	49.2%	47.2%	49.3%	48.5%
Stock-based compensation*	0.2%	7.8%	0.2%	2.8%
Pre-opening costs*	0.8%	1.0%	1.2%	1.1%
Depreciation and amortization	4.1%	4.0%	4.1%	4.3%
Restructuring charges+	0.0%	0.1%	0.0%	0.1%
Other expenses	0.2%	0.5%	0.2%	0.3%
(Gain) loss on disposal of assets	(2.0%)	0.0%	(0.7%)	0.0%
Income (loss) from operations	7.2%	(0.5%)	4.5%	2.0%
Interest expense	2.2%	3.1%	2.3%	3.2%
Loss on extinguishment of debt*	0.0%	0.1%	0.0%	0.2%
Income (loss) before taxes	5.0%	(3.6%)	2.2%	(1.4%)
Provision for income taxes	1.7%	1.4%	0.5%	0.5%
Net income (loss)	3.3%	(5.0%)	1.7%	(1.9%)
Operating data:
Comparable store sales growth for the period(1)*	(3.5%)	4.7%	(1.6%)	3.6%
Number of stores open at end of period*	69	63	69	63
Average ticket(2)*	$62.14	$61.49	$59.61	$58.86
Non-GAAP measures(3):
Adjusted EBITDA(4)	$23,398	$24,103	$56,978	$56,822
Adjusted net income(5)	$3,207	$5,195	$4,744	$5,669
Adjusted net income per common share - diluted(5)	$0.07	$0.11	$0.10	$0.12

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

A reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Net income (loss)	$6,249	$(9,486)	$9,625	$(10,174)
Depreciation and amortization	7,776	7,569	22,599	22,620
Interest expense	4,265	5,782	12,950	16,856
Income tax provision (benefit)	3,242	2,705	2,790	2,487
EBITDA	21,532	6,570	47,964	31,789
Management fees(a)	—	167	—	667
Pre-opening costs*(b)	1,597	1,827	6,943	5,761
IPO costs*(c)	—	764	—	1,170
Noncash rent*(d)	(397)	(44)	53	658
Restructuring charges+(e)	—	111	—	472
Stock-based compensation*(f)	404	14,641	950	14,854
Loss on extinguishment of debt*(g)	—	128	—	1,229
Foreign exchange (gains) losses(h)	(121)	(191)	(172)	(176)
Other adjustments(i)	383	130	1,240	398
Adjusted EBITDA	$23,398	$24,103	$56,978	$56,822

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

(g)                                  Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility (as further discussed under “Senior Secured Term Loan Facility” below) in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing operations.

(h)                                 Realized foreign exchange transactional gains/losses.

(i)                                     Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including costs incurred in preparation for being a public company and other charges.

(5) Adjusted net income and adjusted net income per common share — diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share — diluted as adjusted net income divided by the number of fully diluted shares outstanding as of the end of the current fiscal period (i.e. November 29, 2014), assuming those shares were outstanding at the beginning of all periods presented. We use adjusted net income and adjusted net income per common share — diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share - diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) available to common shareholders	$6,249	$(25,083)	$9,625	$(69,921)
Distributions accumulated to preferred shareholders(a)	—	15,597	—	59,747
Stock-based compensation*(b)	—	14,602	—	14,602
IPO costs*(c)	—	764	—	1,170
Restructuring charges+(d)	—	111	—	472
Loss on extinguishment of debt*(e)	—	128	—	1,229
Gain on disposal of subsidiary and real estate+(f)	(3,830)	—	(3,830)	—
Taxes(g)	788	(924)	(1,051)	(1,630)
Adjusted net income	$3,207	$5,195	$4,744	$5,669

Denominator:
Weighted average common shares outstanding — diluted	48,432,143	18,036,633	48,555,828	7,965,089
Adjust weighting factor of outstanding shares(h)	1,931	30,778,609	13,947	40,850,153
Adjusted weighted average common shares outstanding - diluted	48,434,074	48,815,242	48,569,775	48,815,242

Adjusted net income per common share - diluted	$0.07	$0.11	$0.10	$0.12

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

(e)                                  Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing performance.

(f)                                   Gain recorded as a result of the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012, as well as the sale of a building at Elfa in the third quarter of fiscal 2014, which we do not consider in our evaluation of ongoing performance.

(g)                                  Tax impact of adjustments to net income (loss), as well as other unusual or infrequent tax items, including the impact of a $1,839 reduction in tax expense recorded in the second quarter of fiscal 2014 related to an expected refund of tax paid in a prior period, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets in fiscal 2013, which we do not consider in our evaluation of ongoing performance.

(h)                                 Calculated based on assumption that the number of diluted shares outstanding as of the end of the current fiscal period (i.e. November 29, 2014) were outstanding at the beginning of all periods presented.

Thirteen Weeks Ended November 29, 2014 Compared to Thirteen Weeks Ended November 30, 2013

Net sales

The following table summarizes our net sales for the thirteen weeks ended November 29, 2014 and November 30, 2013:

	Thirteen Weeks Ended
	November 29, 2014	% total	November 30, 2013	% total
TCS net sales	$168,468	88.2%	$163,744	87.0%
Elfa third party net sales	22,454	11.8%	24,554	13.0%
Net sales	$190,922	100.0%	$188,298	100.0%

Net sales in the thirteen weeks ended November 29, 2014 increased by $2,624, or 1.4%, compared to the thirteen weeks ended November 30, 2013. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended November 30, 2013	$188,298
Incremental net sales increase (decrease) due to:
New stores	8,579
Comparable stores (including a $1,124, or 13.2%, increase in online sales)	(4,528)
Elfa third party net sales (excluding impact of depreciation of Swedish krona)	473
Impact of depreciation of Swedish krona on Elfa third party net sales	(2,573)
Installation services	379
Other	294
Net sales for the thirteen weeks ended November 29, 2014	$190,922

The increase in net sales was driven by new stores, with nine stores generating $8,579 of incremental sales, three of which were opened in fiscal 2013 and six of which were opened in fiscal 2014. The comparable store sales operating measure based on merchandise orders placed during the third quarter of fiscal 2014 declined 3.5%, primarily due to a decrease in transactions, and was partially offset by an increase in average ticket. This led to a decline in net sales from comparable stores based on merchandise deliveries of $4,528. Elfa’s third party net sales increased by 1.9% in Swedish krona, primarily due to improved market conditions in the Nordic market. However, due to the depreciation of the Swedish krona against the U.S. dollar, Elfa’s third party net sales in U.S. dollars declined by 8.6%. Installation services increased by $379, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

Gross profit in the thirteen weeks ended November 29, 2014 increased by $920, or 0.8%, compared to the thirteen weeks ended November 30, 2013. The increase in gross profit was primarily the result of increased sales, offset by declines in gross margins. The following table summarizes the gross margin for the third quarter of fiscal 2014 and fiscal 2013 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirteen Weeks Ended
	November 29, 2014	November 30, 2013
TCS gross margin	58.9%	58.9%
Elfa gross margin	39.0%	40.5%
Total gross margin	59.6%	60.0%

TCS gross margin remained consistent at 58.9%. Elfa segment gross margin declined 150 basis points primarily due to a shift in sales mix. On a consolidated basis, gross margin declined 40 basis points, as the decline in Elfa gross margin was partially offset by a larger percentage of consolidated net sales coming from the more profitable TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended November 29, 2014 increased by $5,045, or 5.7%, compared to the thirteen weeks ended November 30, 2013. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 200 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the third quarter of fiscal 2014 and fiscal 2013:

	Thirteen Weeks Ended
	November 29, 2014	November 30, 2013
	% of net sales	% of net sales
TCS selling, general and administrative	43.8%	41.7%
Elfa selling, general and administrative	5.4%	5.5%
Total selling, general and administrative	49.2%	47.2%

TCS selling, general and administrative expenses increased by 210 basis points as a percentage of total net sales. The increase was primarily due to decreased leverage of fixed costs during the quarter as a result of lower comparable store sales, as well as increased costs as a result of being a public company and implementation of strategic initiatives. Elfa selling, general and administrative expenses decreased by 10 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment.

Stock-based compensation

In the thirteen weeks ended November 30, 2013, we recorded $14,641 of stock-based compensation, primarily related to stock options granted under the 2013 Equity Plan which immediately vested upon closing of our IPO, as well as the modification of outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting as of October 31, 2013.

Pre-opening costs

Pre-opening costs decreased by $230, or 12.6% in the thirteen weeks ended November 29, 2014 to $1,597, as compared to $1,827 in the thirteen weeks ended November 30, 2013. We opened two new stores in each of the third quarters of fiscal 2014 and fiscal 2013; however, in fiscal 2014 we incurred decreased costs primarily due to the geographic locations of the store openings.

(Gain) loss on disposal of assets

In the thirteen weeks ended November 29, 2014, we recorded a gain on the disposal of assets of $3,879. On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012. The Company received net proceeds of $3,846 and recorded a gain on the sale of this subsidiary of $3,270 in the third quarter of fiscal 2014. Additionally, on October 31, 2014, the Company completed the sale of a building at Elfa. The Company received net proceeds of $912 and recorded a gain on the sale of the building of $560 in the third quarter of fiscal 2014.

Interest expense

Interest expense decreased $1,517, or 26.2% in the thirteen weeks ended November 29, 2014 to $4,265 as compared to $5,782 in the thirteen weeks ended November 30, 2013, primarily due to lower interest rates and repayments on debt obligations. In November 2013, a second amendment to the Senior Secured Term Loan Facility (the “Repricing

Transaction”) was executed, which lowered the interest rate to LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Taxes

The provision for income taxes in the thirteen weeks ended November 29, 2014 was $3,242 as compared to $2,705 in the thirteen weeks ended November 30, 2013. The effective tax rate for the third quarter of fiscal 2014 was 34.2%, as compared to (39.9%) in the third quarter of fiscal 2013. In the third quarter of fiscal 2013, a pre-tax loss was offset by non-deductible costs related to the IPO, creating taxable income and generating a negative effective tax rate. In the third quarter of fiscal 2014, pre-tax income generated a positive effective tax rate. A $3,270 non-taxable gain on the sale of a Norwegian subsidiary was the primary driver in reducing the quarterly effective income tax rate below the statutory rate in fiscal 2014.

Thirty-Nine Weeks Ended November 29, 2014 Compared to Thirty-Nine Weeks Ended November 30, 2013

Net sales

The following table summarizes our net sales for the thirty-nine weeks ended November 29, 2014 and November 30, 2013:

	Thirty-Nine Weeks Ended
	November 29, 2014	% total	November 30, 2013	% total
TCS net sales	$493,011	88.4%	$466,543	87.7%
Elfa third party net sales	64,596	11.6%	65,173	12.3%
Net sales	$557,607	100.0%	$531,716	100.0%

Net sales in the thirty-nine weeks ended November 29, 2014 increased by $25,891, or 4.9%, compared to the thirty-nine weeks ended November 30, 2013. This increase is comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended November 30, 2013	$531,716
Incremental net sales increase due to:
New stores	26,214
Comparable stores (including a $3,031, or 13.5%, increase in online sales)	(2,594)
Elfa third party net sales (excluding impact of depreciation of Swedish krona)	2,692
Impact of depreciation of Swedish krona on Elfa third party net sales	(3,269)
Installation services	2,148
Other	700
Net sales for the thirty-nine weeks ended November 29, 2014	$557,607

The increase in net sales was driven by new stores, with eleven stores generating $26,214 of incremental sales, five of which were opened in fiscal 2013 and six of which were opened in fiscal 2014. The comparable store sales operating measure based on merchandise orders placed declined 1.6% during the thirty-nine weeks ended November 29, 2014, primarily due to a decrease in transactions, and was partially offset by an increase in average ticket. The decline in the comparable store sales operating measure was partially offset by increased merchandise deliveries in the thirty-nine weeks ended November 29, 2014 due to the extension of Our Annual elfa® Sale in the fourth quarter of fiscal 2013, and led to a decline in net sales from comparable stores based on merchandise deliveries of $2,594. Elfa’s third party net sales increased 4.1% in Swedish krona, primarily due to improved market conditions in the Nordic market. However, due to the depreciation of the Swedish krona against the U.S. dollar, Elfa’s third party net sales in U.S.

dollars declined slightly. Installation services increased by $2,148, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended November 29, 2014 increased by $14,837, or 4.7%, compared to the thirty-nine weeks ended November 30, 2013. The increase in gross profit was primarily the result of increased sales, partially offset by lower gross margins. The following table summarizes the gross margin for the thirty-nine weeks ended November 29, 2014 and November 30, 2013, respectively, by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013
TCS gross margin	58.8%	58.9%
Elfa gross margin	38.4%	39.3%
Total gross margin	58.9%	59.0%

TCS gross margin declined 10 basis points in the thirty-nine weeks ended November 29, 2014 due to a shift in the mix of products and services sold. Elfa segment gross margin declined 90 basis points primarily due to a shift in sales mix, as well as increased costs caused by a weaker Swedish krona in fiscal 2014. On a consolidated basis, gross margin declined 10 basis points, as the decline in Elfa gross margin was offset by the impact of TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended November 29, 2014 increased by $17,145, or 6.6%, compared to the thirty-nine weeks ended November 30, 2013. The increase in selling, general and administrative expenses was primarily due to the increase in sales. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 80 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the thirty-nine weeks ended November 29, 2014 and the thirty-nine weeks ended November 30, 2013:

	Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013
	% of net sales	% of net sales
TCS selling, general and administrative	43.8%	42.8%
Elfa selling, general and administrative	5.5%	5.7%
Total selling, general and administrative	49.3%	48.5%

TCS selling, general and administrative expenses increased by 100 basis points as a percentage of total net sales. The increase was primarily due to increased costs as a result of being a public company, implementation of strategic initiatives, and decreased leverage of fixed costs as a result of lower comparable store sales. Elfa selling, general and administrative expenses decreased by 20 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment.

Stock-based compensation

In the thirty-nine weeks ended November 30, 2013, we recorded $14,854 of stock-based compensation, primarily related to stock options granted under the 2013 Equity Plan which immediately vested upon closing of our IPO, as well as the modification of outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting as of October 31, 2013.

Pre-opening costs

Pre-opening costs increased by $1,182, or 20.5% in the thirty-nine weeks ended November 29, 2014 to $6,943, as compared to $5,761 in the thirty-nine weeks ended November 30, 2013. We opened six new stores and relocated one store in fiscal 2014, and we opened five new stores and relocated one store in fiscal 2013.

(Gain) loss on disposal of assets

In the thirty-nine weeks ended November 29, 2014, we recorded a gain on the disposal of assets of $3,665. On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012. The Company received net proceeds of $3,846 and recorded a gain on the sale of this subsidiary of $3,270 in the third quarter of fiscal 2014. Additionally, on October 31, 2014, the Company completed the sale of a building at Elfa. The Company received net proceeds of $912 and recorded a gain on the sale of the building of $560 in the third quarter of fiscal 2014.

Interest expense

Interest expense decreased $3,906, or 23.2% in the thirty-nine weeks ended November 29, 2014 to $12,950 as compared to $16,856 in the thirty-nine weeks ended November 30, 2013, primarily due to lower interest rates and repayments on debt obligations. In April 2013, The Container Store, Inc. executed an amendment to the Senior Secured Term Loan Facility (the “Increase and Repricing Transaction”), whereby borrowings under the Senior Secured Term Loan Facility were increased by $90,000 and accrued interest at a lower rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%. Further, in November 2013, the Repricing Transaction was executed. The Senior Secured Term Loan Facility now accrues interest at a rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Loss on extinguishment of debt

In the thirty-nine weeks ended November 30, 2013, we recorded expenses of $1,229 associated with the Increase and Repricing Transaction in April 2013 and the Repricing Transaction in November 2013, including the acceleration of deferred financing costs, legal fees, and other associated costs.

Taxes

The provision for income taxes in the thirty-nine weeks ended November 29, 2014 was $2,790 as compared to $2,487 in the thirty-nine weeks ended November 30, 2013. The effective tax rate for the thirty-nine weeks ended November 29, 2014 was 22.5%, as compared to (32.4%) in the thirty-nine weeks ended November 30, 2013. In the thirty-nine weeks ended November 30, 2013, a pre-tax loss was offset by non-deductible costs related to the IPO, creating taxable income and generating a negative effective tax rate. In the thirty-nine weeks ended November 29, 2014, the effective tax rate fell below the statutory rate due to a $1,839 reduction in tax expense primarily related to an expected refund of tax paid in a prior period, a $3,270 non-taxable gain on the sale of a Norwegian subsidiary, and a change in mix between projected domestic and foreign earnings.

Liquidity and Capital Resources

We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $18,781 as of November 29, 2014) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 24 months.

At November 29, 2014, we had $13,965 of cash and $51,864 of additional availability under the Revolving Credit Facility and approximately $8,531 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,136 in letters of credit outstanding under the Revolving Credit Facility at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 29,	November 30,
	2014	2013
Net cash provided by operating activities	$15,664	$10,646
Net cash used in investing activities	(35,578)	(32,155)
Net cash provided by financing activities	16,374	7,304
Effect of exchange rate changes on cash	(541)	(324)
Net decrease in cash	$(4,081)	$(14,529)

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $15,664 for the thirty-nine weeks ended November 29, 2014. Non-cash items of $22,510 and net income of $9,625 were offset by a net change in operating assets and liabilities of $16,471, primarily due to an increase in merchandise inventory during the thirty-nine weeks ended November 29, 2014.

Net cash provided by operating activities was $10,646 for the thirty-nine weeks ended November 30, 2013. Non-cash items of $41,388 were offset by a net loss of $10,174 and a net change in operating assets and liabilities of $20,568, primarily due to an increase in merchandise inventory during the thirty-nine weeks ended November 30, 2013.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the thirty-nine weeks ended November 29, 2014 were $40,359 with new store openings and existing store remodels accounting for the majority of spending at $24,865. We opened six new stores and relocated one store during the thirty-nine weeks ended November 29, 2014. The remaining capital expenditures of $15,494 were primarily for investments in infrastructure to support growth and strategic initiatives, as well as Elfa manufacturing facility enhancements. Additionally, the Company received net proceeds of $4,781 during the thirty-nine weeks ended November 29, 2014, of which $3,846 related to the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012, and $912 related to the sale of a building at Elfa.

Our total capital expenditures for the thirty-nine weeks ended November 30, 2013 were $32,563 with new store openings and existing store remodels accounting for the majority of spending at $20,098. We opened five new stores and relocated one store during the thirty-nine weeks ended November 30, 2013. The remaining capital expenditures of $12,465 were primarily for investments in infrastructure to support growth and strategic initiatives, as well as Elfa manufacturing facility enhancements.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash provided by financing activities was $16,374 for the thirty-nine weeks ended November 29, 2014. This included net proceeds of $20,000 from borrowings under the Revolving Credit Facility to support higher working capital needs as we increased inventory purchases in preparation for Our Annual elfa® Sale as wells as net proceeds of $3,837 from borrowings under the Elfa Term Loan Facility and 2014 Elfa Term Loan Facility. The net proceeds were offset by payments of $4,408 under the Senior Secured Term Loan Facility as well as net payments made of $3,849 under the Elfa Revolving Credit Facility and 2014 Elfa Revolving Credit Facility. In addition, the Company received proceeds of $704 from the exercise of stock options.

Net cash provided by financing activities was $7,304 for the thirty-nine weeks ended November 30, 2013. This included net proceeds of $17,404 from borrowings under the Elfa Revolving Credit Facility and the Revolving Credit Facility to support higher working capital needs as we increased inventory purchases in preparation for Our Annual elfa® Sale. In addition, The Container Store, Inc. increased its borrowings under the Senior Secured Term Loan Facility by $90,000 pursuant to the Increase and Repricing Transaction, which were used to finance a distribution to holders of our senior preferred stock.  Finally, we completed our IPO during the period which resulted in $237,021 in proceeds from the sale of common stock.  The majority of the proceeds, $205,813, were used to pay a distribution to holders of our senior preferred stock while $31,000 was used to pay down a portion of our Senior Secured Term Loan Facility. The remaining net cash payments of $10,308 were primarily for repayment of long-term indebtedness, debt issuance costs and repurchase of treasury stock.

As of November 29, 2014, we had a total of $51,864 of unused borrowing availability under the Revolving Credit Facility, and $3,136 in letters of credit issued under the Revolving Credit Facility. There were $20,000 of borrowings outstanding under the Revolving Credit Facility as of November 29, 2014.

As of November 29, 2014, Elfa had a total of $8,531 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $10,250 outstanding under the 2014 Elfa Revolving Credit Facility.

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

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of November 29, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of November 29, 2014, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities

On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consisted of a SEK 137.5 million term loan facility, which we refer to as the Elfa Term Loan Facility, and the Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrued interest at a rate of STIBOR+1.775%. Elfa was required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million through maturity. The Elfa Senior Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa’s assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below.

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $8,049 as of November 29, 2014) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $18,781 as of November 29, 2014) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $402 as of November 29, 2014) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of November 29, 2014, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (the “Short Term Credit Facility”). The Short Term Credit Facility accrued interest at 2.53% and matured on August 28, 2014, at which time all borrowings under the agreement were paid in full to Nordea (approximately $2,152 as of August 28, 2014). The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the first quarter of fiscal 2014.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 1, 2014, filed with the SEC on May 28, 2014. As of November 29, 2014, there were no significant changes to any of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year. Based on the average exchange rate from Swedish krona to U.S. dollar during the thirty-nine weeks ended November 29, 2014, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. During the thirty-nine weeks ended November 29, 2014 and November 30, 2013, the Company used forward contracts for 49% and 87% of inventory purchases in Swedish krona at an average SEK rate of 6.8 and 6.7, respectively. Currently, we have hedged 53% of our planned inventory purchases for fiscal 2014 at an average SEK rate of 6.9 compared to 64% of planned purchases hedged in fiscal 2013 at an average SEK rate of 6.7.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At November 29, 2014, borrowings subject to interest rate risk were $363,712, we had $51,864 of additional availability under the Revolving Credit Facility and approximately $8,531 of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility during the thirty-nine weeks ended November 29, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 29, 2014.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended November 29, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                                        DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                                                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                                        OTHER INFORMATION

None.

ITEM 6.                                                                        EXHIBITS

		Incorporated by Reference
						Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Non-Employee Director Compensation Policy of The Container Store Group, Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation	*

*                                        Filed herewith.

**                                      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.
(Registrant)

Date: January 9, 2015	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)