Form 10-K
period 2015-02-28
Container Store Group, Inc.
filed 2015-05-08
CIK 1411688

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2015
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         As of August 29, 2014, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $358,082,427. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

         As of April 24, 2015, the number of shares of common stock outstanding was 47,983,732.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements related to: anticipated financial performance and increased profitability, ability to increase our market share, expectations with respect to new store openings and relocations, expectations regarding new product introductions and roll-outs, expectations regarding impact of marketing programs, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

        Our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. The following discussion contains references to fiscal 2015, fiscal 2014, fiscal 2013, and fiscal 2012, which represent our fiscal years ending February 27, 2016, February 28, 2015, March 1, 2014, and March 2, 2013, respectively.

PART I

ITEM 1.    BUSINESS

General

        We are the original and leading specialty retailer of storage and organization products in the United States and the only national retailer solely devoted to the category. We provide creative, multifunctional, customizable storage and organization solutions that help our customers save time, save space and improve the quality of their lives. Through a differentiated shopping experience delivered by expert salespeople, our goal is to deliver the promise of an organized life to our customers. These customers are predominantly female, highly educated and busy—from college students to empty nesters.

        We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the "IPO"). Our common stock now trades on the New York Stock Exchange ("NYSE") under the symbol "TCS." In fiscal 2014, we generated net sales of $781.9 million. Today our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation services business. We operate 70 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 25 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through an omnichannel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas. In fiscal 2014, TCS had net sales of $697.7 million, which represented approximately 89% of our total net sales.

  •
  Elfa, The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa's shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 38% of Elfa's total sales in fiscal 2014. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2014, the Elfa segment had $84.2 million of third party net sales, which represented approximately 11% of our total net sales.

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

 What We Stand For—Organization with Heart

        The Container Store has been getting people organized for more than 36 years, and since 1978, we've also been running our business guided by our values-based set of principles. Back then, we just called it doing business. Today, we're proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like-minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. Businesses that practice Conscious Capitalism® have leaders who "walk the talk" by developing and nurturing a conscious culture. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, community and shareholders—are the right things to do.

        Consistent with our commitment to Conscious Capitalism, we believe that happy employees lead directly to better performance and higher profits. We believe in putting employees first and staying true to our seven Foundation Principles™—simple business philosophies that guide each decision we make. One of those Foundation Principles is 1 Great Person = 3 Good People in terms of business productivity—that's our hiring philosophy. In fact, we hire only 4% of job applicants. Our employee-first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. In fact, full-time store employees receive more than 260 hours of formal training in their first year alone—significantly higher than industry average. We offer flexible work schedules, comprehensive benefits and above industry average compensation to both full-time and part-time employees. As a result, TCS has an average full-time employee turnover rate of approximately 11% annually, significantly below the retail average. It's for these reasons and more that The Container Store has been named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® 16 years in a row.

        As of February 28, 2015, the Company had approximately 4,900 employees, of which approximately 4,300 were TCS employees and approximately 600 were Elfa employees. Of the 4,300 TCS employees, approximately 2,800 were part-time employees.

        You can learn about our Foundation Principles® and Conscious Capitalism® on our blog, www.whatwestandfor.com. The information contained on our blog is not incorporated by reference into this Annual Report on Form 10-K.

Our Unique Product Mix and Distinctive Vendor Relationships

        We merchandise more than 10,500 products in each of our stores and online and well over half of our sales come from exclusive or proprietary products. Each year, we introduce approximately 2,000 new SKUs on average into the assortment. Additionally, we execute a solutions-based (versus items-based) approach to selling through our highly trained salespeople. We believe by selling solutions made up of exclusive proprietary products that you simply can't find anywhere else, it helps to differentiate us from competition.

        Our stores are typically organized into 17 distinct lifestyle departments. The products sold in each department are as follows:

Lifestyle departments	Select products
Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage
Box	Corrugated Boxes, Packing Material, Tape, Storage Bags, Specialty Boxes
Closets	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks
Collections	Media Storage, Photo Storage, Display, Small Craft and Parts Organizers
Containers	Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers
elfa®	Wall and Door Rack Systems, Drawer Systems and Accessories, Ventilated and Solid Shelving Systems, Utility and Garage Systems
Food Storage	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage
Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes
Hooks	Wall Mounted, Self Adhesive, Magnetic, Overdoor, Removable
Kitchen	Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers
Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools
Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards
Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs
Storage	Drawers, Boxes and Bins, Totes, Crates, Carts
TCS Closets TM	Exclusive custom solid system with doors, drawers, lighting package and accessories
Trash	Recycle Bins, Wastebaskets, Open Cans, Step-on Cans, Bags
Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

        We strive to form meaningful, long-lasting relationships with our over 700 vendors from around the world. We have been developing and refining our distinctive relationship-focused approach to our vendors for over 36 years. We do not view vendor negotiations as a zero-sum game, but rather as an opportunity to creatively craft mutually beneficial relationships, which we believe has fostered a unique sense of loyalty among our vendors. Seventeen of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. Our strong vendor relationships benefit us in a number of ways, including an increased number of exclusive products, competitive pricing and favorable payment terms. We estimate that over half of our net sales in fiscal 2014 were generated from merchandise exclusive to the Company, and we believe that only a small portion of our merchandise is carried by other national retailers.

        For the TCS segment, our top 10 vendors, excluding Elfa, accounted for less than 28% of our total purchases in fiscal 2014. Approximately 20% of our fiscal 2014 TCS segment purchases was attributed to intercompany purchases from our Elfa segment. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors. Accordingly, we generally operate without any contractual assurances of continued supply, pricing or access to new products. Further, due to our vertical integration of Elfa, the Company has control over the sourcing and availability of our best selling and highest margin product, elfa®. We are the exclusive distributor of elfa® products in the United States. Each of our stores includes an elfa® Custom Design Center where our highly trained experts can assist customers in designing and installing a customized storage solution. In fiscal 2014, the elfa® department represented approximately $168.9 million, or approximately 24%, of TCS net sales, which included approximately $120.8 million of elfa® Custom Design Center net sales with an average ticket of $631.32. This compares to an average ticket of $60.58 for the entire TCS segment.

Key Growth Initiatives

Expanding our store base:

        We believe that our expansion opportunities in the United States are significant. We endeavor to grow our square footage by at least 12% a year and we believe that we have a long runway of growth to more than 300 stores. The rate of future store additions in any particular period is inherently uncertain and is subject to numerous factors that are outside of the Company's control. As a result, we do not currently have an anticipated time frame for such expansion. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 70 stores extends to 25 states and the District of Columbia. We opened seven new stores and relocated one store during fiscal 2014. We expect to open nine new stores and relocate one store in fiscal 2015. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future. Our new store opening execution strategy involves a strategic formula of hiring, training, marketing, and public relations and culminates in a multi-day grand opening celebration in partnership with a local charity. This distinctive approach enables our new stores to deliver strong sales volume more quickly.

Driving comparable store sales growth with three new initiatives:

        We believe we can grow our comparable store sales by increasing our average ticket, driving traffic, and improving customer conversion by continuing to provide a differentiated shopping experience through our solutions-based selling approach, new product and service introductions and well-maintained stores.

        We have three key initiatives that are designed to increase average ticket and traffic: POP! ®, Contained Home SM, and TCS Closets TM. Contained Home and TCS Closets will continue to roll out through the end of fiscal 2015.

  •
  POP! Perfectly Organized Perks ®:  As of February 28, 2015, our new customer frequency program has reached more than 1.7 million customer enrollments. For stores in which POP! had been launched, approximately 54% of the fiscal 2014 sales since the launch of the program came from POP! Stars (members of the program). The POP! program should become even more impactful in fiscal 2015 with the deployment of additional technology to support deeper, one-on-one, customized connections, offers and conversations with these loyal, omnichannel customers.

  •
  Contained Home TM:  Our in-home, customized design and organization service where expert organizers come directly into your home is expected to be available in all stores by the end of fiscal 2015 and was available in 34 stores as of February 28, 2015. We are encouraged by the service's average ticket of over $2,000 as of February 28, 2015.

  •
  TCS Closets TM:  Our new, exclusive collection of solid, custom-built closet solutions crafted from high quality materials is available in six exclusive wood grain finishes and extras including lighting, glass doors, mirrors and innovative storage options for shoes, jewelry and handbags. Custom-built from the floor up to fit the customer's space and showcase her wardrobe, TCS Closets is highly differentiated from other closet solutions in the market, starting with luxurious one-inch-thick construction and extraordinary craftsmanship in every solution, such as back panels, dovetail joints and 5-piece French miter construction on drawers and doors. We offer customized design and installation services, including demolition, with one-day installation for most closets. TCS Closets piloted in seven stores in the Dallas/Fort Worth market beginning in November 2014 and we plan to roll the program out to our remaining stores by the end of fiscal 2015.

Enhancing our Omnichannel Presence:

        We are a fully-integrated omnichannel retailer. In addition to our retail stores, we also offer our products directly to our customers through our fully-integrated website, optimized mobile site and call center, which collectively accounted for 6.1% of TCS net sales in fiscal 2014. Our website, www.containerstore.com, is intended to replicate the store experience as much as possible and offers the same product assortment found in the stores, as well as certain product found exclusively online. Additionally, our customers are able to order from the website or call center and pick-up at a store, with curbside pick-up in most markets, or request same-day home delivery, in select markets. These omnichannel sales accounted for approximately 6.3% of TCS net sales in fiscal 2014, and for an aggregate of approximately 12.4% of TCS net sales in fiscal 2014 originating from our website, optimized mobile site and call center. Our website also allows our customers to provide product ratings and reviews which our merchandising team reads, responds to and incorporates into product design discussions with vendors. We continue to create opportunities to further improve the customer experience by leveraging our omnichannel infrastructure and we aim to continuously create more capabilities and continuity throughout the length of the shopping experience by synergistically combining the strengths of each channel—online, mobile and in-store. As a result, customer loyalty is enhanced through a more engaging experience having a wider variety of convenient shopping options, each executed consistently with excellence.

Distribution

        In the TCS segment, substantially all of our merchandise flows through a centralized distribution center prior to transport to our retail stores. Our distribution center is co-located with our corporate offices in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 78,000 square feet of corporate office space and over 1 million square feet of warehouse space.

        Our Coppell, Texas distribution center serves as our distribution center for retail store replenishment and direct-to-customer orders. With the exception of the Dallas / Fort Worth market, we utilize third party truckload carriers to transport all of our products to our stores. We utilize best in class logistics technology to optimize operations and current processes for picking, packing and shipping while providing a strong foundation for future growth. We have built a scalable infrastructure with significant capacity to support future growth and we believe our enhanced distribution and supply chain operations allow us to distribute merchandise to our stores and customers in an efficient and cost-effective manner, improving our customer's overall buying experience. We continue to strengthen our distribution operations with enhanced automation to improve our fulfillment and delivery logistics performance in order to achieve even greater efficiencies in service levels and the management of our inventory.

        Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. We believe that the size and scalability of the distribution center, in addition to the currently unused space, is more than sufficient to support our future expansion over the next 3 to 4 years.

        Elfa utilizes a broad network of third-party carriers to deliver products from its manufacturing facilities to customers worldwide.

Intellectual property

        Our "The Container Store," "Contain Yourself", "Foundation Principles", "POP! Perfectly Organized Perks", "TCS Closets", "Contained Home", and "elfa" trademarks and certain variations thereon, such as our "The Container Store" logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including "www.containerstore.com," "www.whatwestandfor.com" and others that include our trademarks. We also own a patent for our proprietary retail shopping computer systems and copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

Competition

        We operate within the storage and organization category which extends across many retail segments including housewares, office supplies and travel, among many others. Our category of retail is highly fragmented and we are the only national retailer solely devoted to it. However, storage and organization products are sold by a variety of retailers, including mass merchants and specialty retail chains that devote a smaller portion of their merchandise assortment to storage and organization than our stores, and internet-based retailers. Some of these retailers are larger and have greater financial, marketing and other resources than The Container Store. We compete with such retailers on the basis of vendor relationships, product selection, product quality, brand recognition, price, customer service, effective consumer marketing and promotional activities, and the ability to identify and satisfy emerging consumer preferences, among other things. We believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of product assortment compare favorably to those of our competitors.

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which starts on December 24th and traditionally runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years.

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

Where you can find more information

        We maintain a website at http://investor.containerstore.com and make available, free of charge, through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and holders of more than 10% of our common stock, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also put on our websites the charters for our Board of Directors' Audit Committee, Culture and Compensation Committee, Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officers, our Corporate Governance Guidelines and other related materials. The information on our websites is not part of this annual report.

        Our Investor Relations Department can be contacted at The Container Store Group, Inc., 500 Freeport Parkway, Coppell, TX 75019-3863, Attention: Investor Relations; telephone: 972-538-6504; email: InvestorRelations@containerstore.com

ITEM 1A.    RISK FACTORS

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

        Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending generally and for discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, a decrease in home purchases may lead to decreased consumer spending on home-related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. In particular, consumer purchases of discretionary items, such as our elfa® closet systems, tend to decline during recessionary periods when disposable income is lower.

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

        We may provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results have not always been and may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty or when there are periods of severe weather. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

        Our comparable store sales have fluctuated significantly in the past based on a number of economic, seasonal, and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2010, our quarterly comparable store sales growth has ranged from a decrease of 12% to an increase of 12.9%. This variability could cause our comparable store sales to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock. Our comparable store sales growth could vary for many reasons, including the impact of new stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing locations, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any prior year of above-average sales results.

We are undertaking a number of significant business initiatives at the same time and if these new initiatives are not successful, they may have a negative impact on our operating results.

        We are rapidly increasing the number of our stores and undertaking several new business initiatives, such as Contained HomeTM, our in-home, customized design and organization service, POP! Perfectly Organized Perks®, our new customer frequency program, and TCS ClosetsTM, our new, exclusive collection of solid, custom-built closet solutions. We may incur costs for these new initiatives before we realize any corresponding revenue.

        The number of current business initiatives could strain our financial, operational and management resources. In addition, these initiatives may not be successful or may take longer than planned to be successful. If we are not successful in managing our current store growth and the new initiatives that are underway, we could experience an adverse impact on our financial condition and results of operations. All of the foregoing risks may be compounded in any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts management's attention or resources from other aspects of our business or costs more than anticipated, we may experience inadequate return on investment for some or all of our business initiatives, which would have a negative effect on our operating results.

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

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise and be unable to effectively deliver it to our stores and online customers.

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

Our costs and financial results may change as a result of currency exchange rate fluctuations.

        During fiscal 2014, approximately 79% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

        Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 20% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2014 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2014, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.7 million.

A security breach or cyber-attack of our website or information technology systems could damage our reputation and our relationships with our customers or employees, expose us to litigation risk and adversely affect our business and the trading price of our common stock.

        In conducting our business, including our e-commerce business, we obtain and transmit confidential information about our customers, including credit card information, through our website and our information technology systems, and we depend on the secure transmission of such information. We also receive and maintain confidential information about our employees in the normal course of business. A security breach or cyber-attack could adversely affect our business and operations, including damaging our reputation and our relationships with our customers and employees, and exposing us to risks of litigation and liability. We cannot assure that any breaches, attacks or unauthorized disclosures will not occur. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information. Further, we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer's personally identifiable information. Any security breach or resulting lawsuit could cause our customers to lose confidence in the security of our information systems, and choose not to do business with us, thereby adversely affecting our business and the trading price of our common stock.

        In addition, states and the federal government have increasingly enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. These laws have increased the costs of doing business and we cannot assure you that our vendors and employees will comply with all applicable laws, regulations and contractual provisions pertaining to the use of personal information. If we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws and regulations, our business, results of operations and financial condition could be adversely affected.

        Finally, there can be no assurance that in the future we will be able to operate our business in accordance with the PCI Data Security Standards or other industry recommended practices. We intend to maintain compliance with PCI Data Security Standards and will incur additional expenses to maintain PCI compliance. Even if we are compliant with such standards, we still may be vulnerable and unable to prevent security breaches involving customer transaction data.

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

        A variety of retailers offer products that are similar to the ones we offer in our stores and through our website. We compete primarily based on level of service and by product quality and selection. Competitive products can be found in mass merchants, as well as specialty retail chains. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from internet-based retailers, in addition to traditional store-based retailers. This could result in increased price competition since our customers can more readily search and compare similar products.

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

We depend on key executive management.

        We depend on the leadership and experience of our key executive management, including Kip Tindell, Sharon Tindell, Melissa Reiff and Jodi Taylor. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, and as there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

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

        None of our U.S.-based employees is currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole. As of February 28, 2015, approximately 64% of Elfa's employees (approximately 8% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Our costs may increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.

        Increases in our costs that are beyond our control, including items such as increases in commodity prices for raw materials that are directly or indirectly related to the production of our products, such as the prices of steel, oil, resin and pulp, increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, higher tax rates and the cost of compliance with changes in laws and regulations, including accounting standards, may negatively impact our financial results.

We are subject to risks associated with our dependence on foreign imports for our merchandise.

        During fiscal 2014, excluding purchases for Elfa, we purchased approximately 27% of our merchandise from manufacturers located in the United States and approximately 73% from manufacturers located outside the United States (including approximately 43% from manufacturers located in China). In addition, some of the merchandise we purchase from manufacturers in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our manufacturers are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign manufacturer relationships and to develop new ones. While we rely on our long-term relationships with our foreign manufacturers, we have no long-term contracts with them and transact business on an order by order basis. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

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

        As of February 28, 2015, we had total outstanding debt of $334.9 million and an additional $72.8 million of availability under the Revolving Credit Facility and the Elfa Revolving Credit Facility.

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

There are claims made against us from time to time that may result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

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

        We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2014, we purchased merchandise from approximately 700 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

        Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets, in accordance with FASB Accounting

Standards Codification ("ASC") 360, "Property, Plant and Equipment" ("ASC 360"), and ASC 350, "Intangibles—Goodwill and Other" ("ASC 350"). We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected. We recorded impairment charges of $15.5 million related to the elfa® trade name in fiscal 2012.

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

        Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year.

        Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized, and expect to continue to realize, a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale (which starts on December 24th and traditionally runs through early February). In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years. Moreover, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

Risks related to our organization and ownership of our common stock

Our common stock price may be volatile or may decline.

        The market price for our common stock has been and may be volatile. As a retailer, our results are significantly affected by various factors which can significantly affect our stock price, many of which are outside of our control, including the following:

  •
  quarterly variations in our operating results compared to market expectations;

  •
  changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;

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

  •
  weather conditions, particularly during the holiday season and our Annual elfa® Sale;

  •
  natural disasters or other similar events;

  •
  issuances or expected issuances of capital stock; and

  •
  global economic, legal and regulatory factors unrelated to our performance.

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

        LGP owns approximately 27.5 million shares, or 57.3%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, and the voting arrangements with management, designate a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

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

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act. Certain existing holders of a majority of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

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

We incur costs as a public company and our management is required to devote substantial time to compliance matters.

        As a public company, we incur significant legal, accounting, insurance and other expenses, including costs resulting from public company reporting obligations under the Exchange Act and rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these reporting requirements, rules, and regulations, and such requirements, rules and regulations increase our legal and financial compliance costs and make certain activities more time-consuming and costly. In addition, these laws, rules and regulations also make it more difficult and more expensive for us to obtain certain types of insurance, including director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

        Finally, on November 6, 2013, the affiliates of LGP which own our common stock, and Kip Tindell, Sharon Tindell and Melissa Reiff (the "management directors") entered into a voting agreement. Pursuant to the terms of this agreement, for so long as such LGP affiliates and the management directors collectively hold at least 40% of our outstanding common stock, or the agreement is otherwise terminated in accordance with its terms, such affiliates of LGP agree to vote their shares of our common stock in favor of the election of the management directors to our board of directors upon their nomination by the nominating and corporate governance committee of our board of directors and the management directors agree to vote their shares of our common stock in favor of the election of the directors affiliated with LGP upon their nomination by the nominating and corporate governance committee of our board of directors. The parties to this agreement collectively hold approximately 31.0 million shares, or 64.5%, of our outstanding common stock.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

        Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. This provision may have the effect of discouraging lawsuits against our directors and officers.

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

  •
  be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and

  •
  instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

        We are currently taking advantage of the reduced disclosure requirements regarding executive compensation. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We are also taking advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Act and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. Investors may find our common stock less attractive due to our reliance on these exemptions, and taking advantage of these exemptions may result in less active trading or more volatility in the price of our common stock. Also, as a result of our decision to take advantage of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an "emerging growth company," our financial statements may not be comparable to companies that fully comply with regulatory and reporting requirements upon the public company effective dates.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

        We are required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and our management is therefore required to provide an annual report on the effectiveness of our internal control over financial reporting for that purpose. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

        To comply with the requirements of Section 404, we have taken and may need to take various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. For example, a material weakness was identified during fiscal 2012 relating to the accounting for the elfa® trade name. This material weakness was remediated in the fourth quarter of fiscal 2013. If we identify additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease all of our 70 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. Further, certain leases also include a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of February 28, 2015 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	2	Massachusetts	3	Pennsylvania	1
Arkansas	1	Minnesota	1	Rhode Island	1
California	11	Missouri	1	Tennessee	1
Colorado	3	Nevada	1	Texas	12
Florida	5	New Jersey	2	Utah	1
Georgia	2	New York	4	Virginia	3
Illinois	5	North Carolina	2	Washington	2
Indiana	1	Ohio	2	District of Columbia	1
Maryland	1	Oregon	1

				Total	70

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

Executive Officers of the Registrant

Name	Age	Position(s)
Executive Officers:
William A. ("Kip") Tindell, III	62	Chief Executive Officer and Chairman of the Board of Directors
Sharon Tindell	59	Chief Merchandising Officer and Director
Melissa Reiff	60	President, Chief Operating Officer and Director
Jodi Taylor	52	Chief Financial Officer
Peter A. Lodwick	59	Vice President and General Counsel
Per von Mentzer	55	Chief Executive Officer of Elfa

        William A. ("Kip") Tindell, III has served as our Chief Executive Officer since early 2006 and on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since July 1978). He was elected Chairman of our board of directors in August 2007. Mr. Tindell served as President and Chief Operating Officer of The Container Store through 2005. Mr. Tindell was presented the Ernst & Young's prestigious Entrepreneur of the Year award in 1991 and is a recipient of the National Retail Federation's 1998 Innovator of the Year Award. In 2006 he was inducted into the Retailing Hall of Fame and is a 2009 Junior Achievement of Dallas Business Hall of Fame inductee. In 2011 Mr. Tindell received the National Retail Federation's Gold Medal Award, which is generally regarded as the industry's top accolade, given to individuals who have served the industry with distinction and achieved a national reputation for excellence to the retail craft. He is a member of the Dallas Arboretum CEO Advisory Council and serves on the Board of Directors of Whole Foods Market, Inc. (WFM) and Baylor Healthcare Systems Foundation. Mr. Tindell also serves on the executive board of the National Retail Federation as its chairman, and served on the Board of Directors of the National Retail Federation Foundation from 2010 to 2013. He serves on the board of Conscious Capitalism Institute and Conscious Capitalism, Inc., a community of like-minded business, thought and academic leaders working to elevate humanity through a conscious approach to business. Mr. Tindell is an active member of the Dallas Salesmanship Club, a non-profit organization dedicated to transforming children's futures by serving at-risk families in the Greater Dallas area. Mr. Tindell was selected to our board of directors because of the perspective, experience and operational expertise in our business that he has developed as our Chief Executive Officer. Mr. Tindell is married to Sharon Tindell, our Chief Merchandising Officer.

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

        Jodi Taylor has served as our Chief Financial Officer since December 2007. Ms. Taylor is responsible for the business areas of Finance, Accounting, Real Estate, Payroll, Benefits, Travel, New Store and Remodel Process, Store Facilities and Purchasing. Prior to joining us, Ms. Taylor served as Chief Financial Officer and Secretary from 1998 to 2007 at Harold's, a then publicly-traded apparel retailer which filed for bankruptcy in 2008. From 1986-1998, Ms. Taylor was an executive with Baby Superstore, Inc. or successor companies, which after an IPO in 1994, was ultimately acquired by Toys "R" Us, Inc. in 1996. Ms. Taylor was formerly an auditor with Deloitte, Haskins, & Sells (now Deloitte & Touche).

        Peter A. Lodwick has served as Vice President and General Counsel since September 1, 2014. He is responsible for leading internal and external teams responsible for legal strategy, regulatory affairs and corporate compliance. Prior to joining us, Mr. Lodwick was a partner for 29 years with the law firm of Thompson & Knight LLP, counseling clients in the areas of mergers and acquisitions, corporate finance, securities transactions and corporate governance.

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

	Highest	Lowest
Fiscal 2013
Third quarter (from November 1, 2013)	$41.70	$32.10
Fourth quarter	$47.07	$32.80
Fiscal 2014
First quarter	$37.25	$25.16
Second quarter	$30.68	$20.32
Third quarter	$24.00	$15.49
Fourth quarter	$21.73	$16.59

        The number of stockholders of record of our common stock as of April 24, 2015 was 76. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of The Container Store Group, Inc. under the Securities Act or the Exchange Act.

        The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 1, 2013 (the date our common stock commenced trading on the NYSE) through February 28, 2015 in comparison to the NYSE Composite Index and the S&P Retailing Select Index. The graph and the table below assume that $100 was invested at the market close on November 1, 2013 in the common stock of The Container Store Group, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/1/2013	3/1/2014	2/28/2015
The Container Store Group, Inc.	100.00	98.92	50.88
NYSE Composite Index	100.00	104.07	110.43
S&P Retailing Select Index	100.00	101.21	116.35

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated financial data for each of the years ended February 28, 2015 (fiscal 2014), March 1, 2014 (fiscal 2013), and March 2, 2013 (fiscal 2012) and the selected consolidated balance sheet data as of February 28, 2015 and March 1, 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended February 25, 2012 (fiscal 2011) and February 26, 2011 (fiscal 2010) and the selected consolidated balance sheet data as of March 2, 2013, February 25, 2012 and February 26, 2011 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not indicative of the results to be expected in the future. Fiscal 2012 included 53 weeks, whereas fiscal 2014, fiscal 2013, fiscal 2011, and fiscal 2010 included 52 weeks. Categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+). For segment data, see Note 14 to our consolidated financial statements.

        All dollar amounts in this Selected Financial and Operating Data are in thousands, except per share amounts and average ticket, unless otherwise stated.

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011
Consolidated statement of operations
Net sales	$781,866	$748,538	$706,757	$633,619	$568,820
Cost of sales (excluding depreciation and amortization)	323,800	308,755	291,146	266,355	235,295

Gross profit	458,066	439,783	415,611	367,264	333,525

Selling, general and administrative expenses (excluding depreciation and amortization)	372,867	354,271	331,097	293,665	269,474
Stock-based compensation*	1,289	15,137	283	—	—
Pre-opening costs*	8,283	6,672	7,562	5,203	1,747
Goodwill and trade name impairment+	—	—	15,533	47,037	52,388
Depreciation and amortization	31,011	30,353	29,550	27,451	24,354
Restructuring charges+	—	532	6,369	133	341
Other expenses	1,132	1,585	987	193	—
(Gain) loss on disposal of assets	(3,487)	206	88	210	139

Income (loss) from operations	46,971	31,027	24,142	(6,628)	(14,918)
Interest expense, net	17,105	21,185	21,388	25,417	26,006
Loss on extinguishment of debt*	—	1,229	7,333	—	—

Income (loss) before taxes	29,866	8,613	(4,579)	(32,045)	(40,924)
Provision (benefit) for income taxes(1)	7,193	447	(4,449)	(1,374)	4,129

Net income (loss)	$22,673	$8,166	$(130)	$(30,671)	$(45,053)
Less: Distributions accumulated to preferred shareholders(2)	—	(59,747)	(90,349)	(78,575)	(69,723)

Net income (loss) available to common shareholders(2)	$22,673	$(51,581)	$(90,479)	$(109,246)	$(114,776)

Net income (loss) per common share—basic and diluted(2)	$0.47	$(2.87)	$(30.88)	$(37.26)	$(39.12)
Weighted-average common shares outstanding—basic	47,971,243	17,955,757	2,929,789	2,931,996	2,933,794
Weighted-average common shares outstanding—diluted	48,520,865	17,955,757	2,929,789	2,931,996	2,933,794

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011
Operating data:
Comparable store sales growth for the period*(3)	(1.4)%	2.9%	4.4%	7.6%	8.1%
Number of stores open at end of period*	70	63	58	53	49
Average ticket*(4)	$60.58	$60.55	$57.34	$55.60	$53.68
Non-GAAP measures(5):
Adjusted EBITDA(6)	$88,230	$86,101	$87,585	$75,644	$67,707
Adjusted EBITDA margin(7)	11.3%	11.5%	12.4%	11.9%	11.9%
Adjusted net income (loss)(8)	$16,501	$16,354	$16,159	$8,921	$7,221
Adjusted net income per common share—diluted(8)	$0.34	$0.33	$0.34	$0.19	$0.15

	As of
	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011
Consolidated balance sheet data:
Cash	$24,994	$18,046	$25,351	$51,163	$49,756
Net working capital(9)	20,965	34,832	29,651	24,128	24,054
Total assets	769,057	783,149	752,820	746,678	773,303
Long-term debt(10)	332,094	335,251	285,371	300,166	300,893
Total stockholders' equity	201,862	197,186	233,375	232,989	268,227

(1)
The difference between the Company's effective tax rate and the statutory Federal tax rate can be attributed to fluctuations in the valuation allowance recorded against net deferred assets not expected to be realized, goodwill impairment charges not deductible for tax purposes, the effects of prior period adjustments, the effects of foreign income taxed at a different rate including statutory changes in those rates and intraperiod tax allocations between continuing operations and other comprehensive income.

(2)
For fiscal 2010 through fiscal 2013, common stockholders did not share in net income due to earnings not exceeding the accrued distributions on the Company's preferred stock. For fiscal 2010 through 2013, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

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

(6)
EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

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

  A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011
Net income (loss)	$22,673	$8,166	$(130)	$(30,671)	$(45,053)
Depreciation and amortization	31,011	30,353	29,550	27,451	24,354
Interest expense, net	17,105	21,185	21,388	25,417	26,006
Income tax expense (benefit)	7,193	447	(4,449)	(1,374)	4,129

EBITDA	77,982	60,151	46,359	20,823	9,436
Management fees(a)	—	667	1,000	500	—
Pre-opening costs*(b)	8,283	6,672	7,562	5,000	1,747
Goodwill and trade name impairment+(c)	—	—	15,533	47,037	52,388
IPO costs*(d)	—	1,259	—	—	—
Noncash rent*(e)	(374)	260	2,014	1,935	2,442
Restructuring charges+(f)	—	532	6,369	133	341
Stock-based compensation*(g)	1,289	15,137	283	—	—
Loss on extinguishment of debt*(h)	—	1,229	7,333	—	—
Foreign exchange (gains) losses+(i)	(171)	(224)	55	(66)	1,269
Other adjustments(j)	1,221	418	1,077	282	84

Adjusted EBITDA	$88,230	$86,101	$87,585	$75,644	$67,707

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

(c)
Non-cash charges related to impairment of intangible assets, primarily related to the Elfa segment, which we do not consider in our evaluation of our ongoing performance.

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

(8)
Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding; however for prior periods, adjusted diluted weighted average common shares outstanding are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of all prior periods presented. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

  A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012	February 26, 2011
Numerator:
Net income (loss) available to common shareholders	$22,673	$(51,581)	$(90,479)	$(109,246)	$(114,776)
Distributions accumulated to preferred shareholders(a)	—	59,747	90,349	78,575	69,723
Stock-based compensation*(b)	—	14,602	—	—	—
IPO costs*(c)	—	1,259	—	—	—
Restructuring charges+(d)	—	532	6,369	133	341
Goodwill and trade name impairment+(e)	—	—	15,533	47,037	52,388
Gain on disposal of subsidiary and real estate+(f)	(3,681)	—	—	—	—
Loss on extinguishment of debt*(g)	—	1,229	7,333	—	—
Taxes(h)	(2,491)	(9,434)	(12,946)	(7,578)	(455)

Adjusted net income	$16,501	$16,354	$16,159	$8,921	$7,221
Denominator:
Weighted average common shares outstanding—diluted	48,520,865	17,955,757	2,929,789	2,931,996	2,933,794
Adjust weighting factor of outstanding shares(i)	—	30,939,876	45,011,391	45,009,184	45,007,386

Adjusted weighted average common shares outstanding—diluted	48,520,865	48,895,633	47,941,180	47,941,180	47,941,180
Adjusted net income per common share—diluted	$0.34	$0.33	$0.34	$0.19	$0.15

(a)
Distributions accumulated to preferred shareholders in arrears were eliminated as of November 6, 2013 through the Distribution and Exchange (as defined in Note 8 to our audited consolidated financial statements), and are not considered in our evaluation of ongoing performance.

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

(e)
Non-cash charges related to impairment of intangible assets at the Elfa segment, which we do not consider in our evaluation of our ongoing performance.

(f)
Gain recorded as a result of the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012, as well as the sale of a building at Elfa in the third quarter of fiscal 2014, which we do not consider in our evaluation of ongoing performance.

(g)
Loss recorded as a result of the repayment of the then outstanding term loan facility and senior subordinated notes in April 2012, and the amendments made to the Senior Secured Term Loan Facility in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing performance.

(h)
Tax impact of adjustments to net income (loss), as well as other unusual or infrequent tax items, including the impact of a $1,839 reduction in tax expense recorded in the second quarter of fiscal 2014 related to a prior period error which resulted in filing an amended tax return, the exclusion of a tax benefit recorded in the third quarter of fiscal 2012 as a result of a reduction in the Swedish tax rate from 26.3% to 22.0%, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets, which we do not consider in our evaluation of ongoing performance.

(i)
Prior periods are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of all prior periods presented.
(9)
Net working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt and revolving lines of credit).

(10)
Long-term debt consists of the current and long-term portions of the Senior Secured Term Loan Facility, the 2014 Elfa Term Loan Facility, Elfa Term Loan Facility, the Revolving Credit Facility, capital lease liabilities, and other mortgages and loans.

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

Overview

        We are the leading specialty retailer of storage and organization products in the United States. We are the original storage and organization specialty retailer and the only national retailer solely devoted to the category. Our goal is to help provide order to an increasingly busy and chaotic world. We provide creative, multifunctional, customizable storage and organization solutions that help our customers save time, save space and improve the quality of their lives. The breadth, depth and quality of our product offerings are designed to appeal to a broad demographic, including our core customers, who are predominantly female, highly educated and busy—from college students to empty nesters.

        Our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation services business. As of February 28, 2015, we operated 70 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 25 states and the District of Columbia. We also offer all of our products directly to customers through our website, optimized mobile site and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

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

How we assess the performance of our business

        We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, and selling, general and administrative expenses. In addition, we also review other important operating metrics such as comparable store sales and average ticket, as well as non-GAAP measures such as adjusted EBITDA and adjusted net income.

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

        Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which begins on December 24th and traditionally runs into February.

Gross profit and gross margin

        Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales in our TCS segment includes the purchase cost of inventory less vendor rebates, in-bound freight, as well as inventory shrinkage. Costs incurred to ship or deliver merchandise to customers, as well as direct installation costs, are also included in cost of sales in our TCS segment. Elfa segment cost of sales from manufacturing operations includes costs associated with production, primarily material, wages, freight and other variable costs, and applicable manufacturing overhead. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures by other retailers. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

        Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be impacted by changes in the mix of products sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Gross margin for our TCS segment is also susceptible to foreign currency risk as purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance. Similarly, gross margin for our Elfa segment is susceptible to foreign currency risk as certain purchases of raw materials are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

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

        Selling, general and administrative expenses include both fixed and variable components and, therefore, is not directly correlated with net sales. The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with expected future store growth.

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

  •
  weather.

        Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our net sales will come from stores not included in our comparable store sales calculation. Accordingly, comparable store sales is only one measure we use to assess the success of our growth strategy.

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

        We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. For reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, refer to "Item 6: Selected Financial and Operating Data."

Adjusted net income

        We use adjusted net income to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP.

        We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and unusual or infrequent tax items. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to "Item 6: Selected Financial and Operating Data."

Note on Dollar Amounts

        All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and average ticket, unless otherwise stated.

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

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
Net sales	$781,866	$748,538	$706,757
Cost of sales (excluding depreciation and amortization)	323,800	308,755	291,146

Gross profit	458,066	439,783	415,611
Selling, general, and administrative expenses (excluding depreciation and amortization)	372,867	354,271	331,097
Stock-based compensation*	1,289	15,137	283
Pre-opening costs*	8,283	6,672	7,562
Trade name impairment+	—	—	15,533
Depreciation and amortization	31,011	30,353	29,550
Restructuring charges+	—	532	6,369
Other expenses	1,132	1,585	987
(Gain) loss on disposal of assets	(3,487)	206	88

Income from operations	46,971	31,027	24,142
Interest expense	17,105	21,185	21,388
Loss on extinguishment of debt*	—	1,229	7,333

Income (loss) before taxes	29,866	8,613	(4,579)
Provision (benefit) for income taxes	7,193	447	(4,449)

Net income (loss)	$22,673	$8,166	$(130)
Less: Distributions accumulated to preferred shareholders	—	(59,747)	(90,349)

Net income (loss) available to common shareholders	$22,673	$(51,581)	$(90,479)

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.4%	41.2%	41.2%

Gross profit	58.6%	58.8%	58.8%

Selling, general, and administrative expenses (excluding depreciation and amortization)	47.7%	47.3%	46.8%
Stock-based compensation*	0.2%	2.0%	0.0%
Pre-opening costs*	1.1%	0.9%	1.1%
Trade name impairment+	0.0%	0.0%	2.2%
Depreciation and amortization	4.0%	4.1%	4.2%
Restructuring charges+	0.0%	0.1%	0.9%
Other expenses	0.1%	0.2%	0.1%
(Gain) loss on disposal of assets	(0.4)%	0.0%	0.0%

Income from operations	6.0%	4.1%	3.4%
Interest expense	2.2%	2.8%	3.0%
Loss on extinguishment of debt*	0.0%	0.2%	1.0%

Income (loss) before taxes	3.8%	1.2%	(0.6)%
Provision (benefit) for income taxes	0.9%	0.1%	(0.6)%

Net income (loss)	2.9%	1.1%	(0.0)%

Operating data:
Comparable store sales growth for the period(1)*	(1.4)%	2.9%	4.4%
Number of stores open at end of period*	70	63	58
Average ticket(2)*	$60.58	$60.55	$57.34
Non-GAAP measures(3):
Adjusted EBITDA(4)	$88,230	$86,101	$87,585
Adjusted net income(5)	$16,501	$16,354	$16,159
Adjusted net income per common share—diluted(5)	$0.34	$0.33	$0.34

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

(4)
EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of the GAAP financial measures of net income (loss) to EBITDA and Adjusted EBITDA refer to "Item 6: Selected Financial and Operating Data."

(5)
Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding; however for prior periods, adjusted diluted weighted average common shares outstanding are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of all prior periods presented. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. For more information and a reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted refer to "Item 6: Selected Financial and Operating Data."

Fiscal 2014 compared to fiscal 2013

Net sales

        The following table summarizes our net sales for fiscal 2014 and fiscal 2013:

	Fiscal 2014	% total	Fiscal 2013	% total
TCS net sales	$697,699	89.2%	$660,365	88.2%
Elfa third party net sales	84,167	10.8%	88,173	11.8%

Net sales	$781,866	100.0%	$748,538	100.0%

        Net sales in fiscal 2014 increased by $33,328, or 4.5%, compared to fiscal 2013. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2013	$748,538
Incremental net sales increase (decrease) due to:
New stores	37,336
Comparable stores (including a $3,923, or 12.2%, increase in online sales)	(3,889)
Elfa third party net sales	(4,006)
Installation services	2,991
Other	896

Net sales for fiscal 2014	$781,866

        The increase in net sales was driven by new stores, with twelve stores generating $37,336 of incremental sales, five of which were opened in fiscal 2013 and seven of which were opened in fiscal 2014. The comparable store sales operating measure based on merchandise orders placed declined 1.4% during fiscal 2014, primarily due to a decrease in transactions, and was partially offset by an increase in average ticket. This led to a decline in net sales from comparable stores based on merchandise deliveries of $3,889. Elfa's third party net sales increased 4.7% in Swedish krona, primarily due to stronger sales in the Nordic market. However, due to the depreciation of the Swedish krona against the U.S. dollar, Elfa's third party net sales in U.S. dollars declined by $4,006. Installation services increased by $2,991, due to an ongoing, focused effort to increase the number of installed spaces sold.

Gross profit and gross margin

        Gross profit in fiscal 2014 increased by $18,283, or 4.2%, compared to fiscal 2013. The increase in gross profit was primarily the result of increased sales, partially offset by lower gross margins. The following table summarizes the gross margin for fiscal 2014 and fiscal 2013 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Fiscal 2014	Fiscal 2013
TCS gross margin	58.3%	58.2%
Elfa gross margin	37.9%	39.6%
Total gross margin	58.6%	58.8%

        TCS gross margin increased 10 basis points during fiscal 2014 primarily due to the appreciation of the U.S. dollar against the Swedish krona. Elfa segment gross margin declined 170 basis points primarily due to increased costs caused by a weaker Swedish krona in fiscal 2014, as well as higher freight costs and a shift in sales mix. On a consolidated basis, gross margin declined 20 basis points, as the decline in Elfa gross margin was partially offset by the impact of TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2014 increased by $18,596, or 5.2%, compared to the fiscal 2013. The increase in selling, general and administrative expenses was primarily due to the increase in sales. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 40 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2014 and fiscal 2013:

	Fiscal 2014 % of net sales	Fiscal 2013 % of net sales
TCS selling, general and administrative	42.7%	41.6%
Elfa selling, general and administrative	5.0%	5.7%

Total selling, general and administrative	47.7%	47.3%

        TCS selling, general and administrative expenses increased by 110 basis points as a percentage of total net sales. The increase was primarily due to decreased leverage of fixed costs as a result of lower comparable store sales, increased costs as a result of being a public company, and implementation of strategic initiatives. Elfa selling, general and administrative expenses decreased by 70 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment.

Stock-based compensation

        We recorded $15,137 of stock-based compensation expense in fiscal 2013 primarily related to stock options granted under the 2013 Equity Plan which immediately vested upon closing of our IPO, as well as the modification of outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting as of October 31, 2013. The $1,289 of stock-based compensation expense recorded in fiscal 2014 is related to stock options granted under the 2013 Equity Plan, which vest ratably over various service periods.

Pre-opening costs

        Pre-opening costs increased by $1,611, or 24.1% in fiscal 2014 to $8,283, as compared to $6,672 in fiscal 2013. The increase was the result of the opening of seven new stores and relocation of one store in fiscal 2014, as compared to the opening of five new stores and relocation of one store in fiscal 2013.

(Gain) loss on disposal of assets

        In fiscal 2014, we recorded a net gain on the disposal of assets of $3,487, as compared to a net loss of $206 in fiscal 2013. On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012. The Company received net proceeds of $3,846 and recorded a gain in connection with the sale of this subsidiary of $3,138 in fiscal 2014. Additionally, on October 31, 2014, the Company completed the sale of a building at Elfa. The Company received net proceeds of $912 and recorded a gain in connection with the sale of the building of $543 in fiscal 2014.

Interest expense

        Interest expense decreased $4,080, or 19.3% in fiscal 2014 to $17,105 as compared to $21,185 in fiscal 2013, primarily due to lower interest rates and repayments on debt obligations. In April 2013, The Container Store, Inc. executed an amendment to the Senior Secured Term Loan Facility (the "Increase and Repricing Transaction"), whereby borrowings under the Senior Secured Term Loan

Facility were increased by $90,000 and accrued interest at a lower rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%. Further, in November 2013, a second amendment was executed to the Senior Secured Term Loan Facility (the "Repricing Transaction"). The Senior Secured Term Loan Facility now accrues interest at a rate of LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. Additionally, a $31,000 repayment on the Senior Secured Term Loan Facility was made in November 2013.

Loss on extinguishment of debt

        Loss on extinguishment of debt was zero in fiscal 2014 as compared to $1,229 in fiscal 2013. In fiscal 2013, we recorded expenses of $1,229 associated with the Increase and Repricing Transaction in April 2013 and the Repricing Transaction in November 2013, including the acceleration of deferred financing costs, legal fees, and other associated costs.

Taxes

        The provision for income taxes in fiscal 2014 was $7,193 as compared to $447 in fiscal 2013. The effective tax rate for fiscal 2014 was 24.1%, as compared to 5.2% in fiscal 2013. In fiscal 2013, the lower effective tax rate was primarily due to the release of a valuation allowance of certain domestic deferred tax assets which was offset by non-deductible costs related to the IPO. In fiscal 2014, the effective tax rate fell below the statutory rate due to a $1,839 reduction in tax expense primarily related to a prior period error in the income tax provision which resulted in filing an amended tax return, a $3,138 non-taxable gain on the sale of a Norwegian subsidiary, a $863 reduction in tax expense related to the utilization and release of a valuation allowance of tax credits in Poland, and the impact of foreign earnings taxed at a rate lower than statutory.

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

Stock-based compensation

        We recorded $15,137 of stock-based compensation expense in fiscal 2013, primarily related to stock options granted under the 2013 Equity Plan which immediately vested upon closing of our IPO, as well as the modification of outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting as of October 31, 2013.

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

Trade name impairment

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

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale (which starts on December 24th and traditionally runs into February). In excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years. In addition, our Annual Shelving Sale occurs in the third fiscal quarter and results in historically higher sales, operating income and cash flows from operations for the period.

Liquidity and Capital Resources

        We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the "Revolving Credit Facility" as further discussed under "Revolving Credit Facility" below), and the SEK 140.0 million (approximately $16,755 as of February 28, 2015) 2014 Elfa revolving credit facility (the "2014 Elfa Revolving Credit Facility" as further discussed under "Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities" below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

        At February 28, 2015, we had $24,994 of cash and $58,851 of additional availability under the Revolving Credit Facility and approximately $13,921 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,338 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

        A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year
	February 28, 2015	March 1, 2014	March 2, 2013
Net cash provided by operating activities	$64,625	$50,605	$45,846
Net cash used in investing activities	(43,944)	(47,669)	(48,905)
Net cash used in financing activities	(12,527)	(9,974)	(22,642)
Effect of exchange rate changes on cash	(1,206)	(267)	(111)

Net increase (decrease) in cash	$6,948	$(7,305)	$(25,812)

Net cash provided by operating activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

        Net cash provided by operating activities was $64,625 for the fiscal year ended February 28, 2015, as non-cash items (primarily depreciation and amortization as well as stock-based compensation charges) of $31,692 were combined with $22,673 of net income and a decrease in working capital of $10,260. The decrease in working capital during fiscal 2014 was primarily due to increased collections on credit card receivables in fiscal 2014 due to the extension of the fiscal 2013 Annual elfa® Sale as well as increased collections from landlords for tenant improvement allowances during fiscal 2014.

        Net cash provided by operating activities was $50,605 for the fiscal year ended March 1, 2014, as non-cash items (primarily depreciation and amortization as well as stock-based compensation charges) of $42,548 were combined with $8,166 of net income and offset by an increase in working capital of $109.

        Net cash provided by operating activities was $45,846 for the fiscal year ended March 2, 2013, as a net loss of $130 was offset by non-cash items of $44,056 (primarily depreciation and amortization as well as trade name impairment charges) and a decrease in working capital of $1,920.

Net cash used in investing activities

        Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

        Our total capital expenditures for the fiscal year ended February 28, 2015 were $48,740 with new store openings and existing store remodels accounting for the majority of spending at $30,299. The remaining capital expenditures of $18,441 were primarily for investments in infrastructure to support growth and strategic initiatives, as well as Elfa manufacturing facility enhancements. Additionally, the Company received net proceeds of $4,796 during fiscal 2014, of which $3,846 related to the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012, and $912 related to the sale of a building at Elfa.

        Our total capital expenditures for the fiscal year ended March 1, 2014 were $48,408 with new store openings and existing store remodels accounting for the majority of spending at $30,872. The remaining capital expenditures of $17,536 were primarily for investments in infrastructure to support growth and strategic initiatives, as well as Elfa manufacturing facility enhancements.

        Our total capital expenditures for the fiscal year ended March 2, 2013 were $49,219 with new store openings and existing store remodels accounting for the majority of spending at $29,481. The remaining capital expenditures of $19,738 were primarily for investments in infrastructure to support growth and strategic initiatives, as well as Elfa manufacturing facility enhancements.

Net cash used in financing activities

        Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, the Elfa Senior Secured Credit Facilities, and the 2014 Elfa Senior Secured Credit Facilities.

        Net cash used in financing activities was $12,527 for the fiscal year ended February 28, 2015, which was mainly attributable to net payments of $11,063 on the Elfa Revolving Credit Facility, 2014 Elfa Revolving Credit Facility, and the Short Term Credit Facility (as further discussed and defined under "Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities" below). The Company made payments of $36,591 on indebtedness outstanding under the Elfa Term Loan Facility, the 2014 Elfa Term Loan Facility, the Senior Secured Term Loan Facility, and the Revolving Credit Facility, which were partially offset by borrowings of $26,000 on the Revolving Credit Facility and borrowings of $8,389 related to the new 2014 Elfa Term Loan Facility. In addition, the Company received proceeds of $742 from the exercise of stock options.

        Net cash used in financing activities was $9,974 for the fiscal year ended March 1, 2014. In April 2013, The Container Store, Inc. increased its borrowings under the Senior Secured Term Loan Facility by $90,000 pursuant to the Increase and Repricing Transaction, which were used to finance a distribution to holders of our 12% Senior Cumulative Preferred Stock (the "Senior Preferred Stock"). Additionally, we completed our IPO during fiscal 2013 which resulted in $237,013 in proceeds from the sale of common stock. The majority of the proceeds, $205,813, were used to pay a distribution to holders of our Senior Preferred Stock and our 12% Junior Cumulative Preferred Stock, while $31,000 was used to pay down a portion of our Senior Secured Term Loan Facility. Finally, the Company made $9,760 of scheduled principal payments on long-term debt during fiscal 2013.

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

        As of February 28, 2015, we had a total of $58,851 of unused borrowing availability under the Revolving Credit Facility, and $3,136 in letters of credit issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of February 28, 2015.

        As of February 28, 2015, Elfa had a total of $13,921 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $2,834 outstanding under the 2014 Elfa Revolving Credit Facility.

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

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of February 28, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of February 28, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities

        On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consisted of a SEK 137.5 million term loan facility, which we refer to as the Elfa Term Loan Facility, and the Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrued interest at a rate of STIBOR+1.775%. Elfa was required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million through maturity. The Elfa Senior Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa's assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below.

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $7,181 as of February 28, 2015) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $16,755 as of February 28, 2015) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $359 as of February 28, 2015) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

        The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of February 28, 2015, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

        On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (the "Short Term Credit Facility"). The Short Term Credit Facility accrued interest at 2.53% and matured on August 28, 2014, at which time all borrowings under the agreement were paid in full to Nordea (approximately $2,152 as of August 28, 2014). The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the first quarter of fiscal 2014.

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

        We recognize shipping and handling fees as revenue when the merchandise is shipped to the customer. Costs of shipping and handling are included in cost of goods sold. We recognize fees for installation and other services as revenue upon completion of the service to the customer. Costs of installation and other services are included in cost of goods sold.

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

Gift cards and merchandise credits

        We sell gift cards to our customers in our stores, online and through our call center. We issue merchandise credits in our stores and through our call center. Revenue associated with sales of gift cards and issuances of merchandise credits is recognized when the gift card or merchandise credit is redeemed by the customer, or when the likelihood of redemption by the customer is remote (i.e. breakage). An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2014) and the breakage amounts are included in net sales in the consolidated statement of operations.

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

Foreign currency forward contracts

        We account for foreign currency forward contracts in accordance with ASC No. 815, Derivatives and Hedging. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly owned subsidiary, Elfa. In the Elfa segment, we utilize foreign currency forward contracts to hedge purchases of raw materials that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

        Generally, the Company's foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company records its foreign currency forward contracts on a gross basis. Forward contracts not designated as hedges are adjusted to fair value through income as selling, general and administrative expenses. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales.

Contractual obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of February 28, 2015, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Fiscal 2015	Fiscal 2016 - 2017	Fiscal 2018 - 2019	Fiscal Thereafter
Recorded contractual obligations
Term loans	$331,374	$5,059	$10,118	$316,197	$—
Revolving loans	2,834	2,834	—	—	—
Capital lease obligations	397	172	215	10	—
Other long-term obligations(1)	323	100	223	—	—
Unrecorded contractual obligations
Estimated interest(2)	59,098	14,601	28,358	16,139	—
Operating leases(3)	506,615	74,336	141,695	107,597	182,987
Letters of credit	3,338	3,338	—	—	—
Purchase obligations(4)	42,573	40,604	1,969	—	—

Total	$946,552	$141,044	$182,578	$439,943	$182,987

(1)
Other long-term obligations include a note payable related to the acquisition of The Container Store Services, LLC in 2012.

(2)
For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of February 28, 2015, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

(3)
We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.

(4)
Purchase obligations include legally binding contracts such as firm commitments for inventory, equipment purchases, marketing-related contracts, software acquisition/license commitments, as well as commitments to make capital expenditures, and legally binding service contracts. Purchase orders for other services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off Balance Sheet Arrangements

        We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

        In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 will be effective for the Company in the first quarter of fiscal 2016. Early adoption permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

        We are subject to foreign currency risk in connection with the operations of our Swedish subsidiary, Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at average rates of exchange for the year. The functional currency of Elfa is the Swedish krona. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2014, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.7 million.

        We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency hedge instruments to mitigate this risk. In fiscal 2014 and fiscal 2013, we used forward currency hedge instruments for 54% and 64% of inventory purchases in Swedish krona at an average SEK rate of 6.9 and 6.7 each year, respectively. Currently, we have hedged approximately 55% of our planned inventory purchases for fiscal 2015 at an average SEK rate of 8.3.

Interest rate risk

        We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At February 28, 2015, borrowings subject to interest rate risk were $334.2 million, we had $58.9 million of additional availability under the Revolving Credit Facility and approximately $13.9 million of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility during fiscal 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Container Store Group, Inc.

        We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of February 28, 2015 and March 1, 2014 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2015. Our audits also included the financial statement schedule included in the consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Container Store Group, Inc. at February 28, 2015 and March 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst and Young LLP
Dallas, Texas
May 8, 2015

The Container Store Group, Inc.

Consolidated balance sheets

(In thousands)	February 28, 2015	March 1, 2014
Assets
Current assets:
Cash	$24,994	$18,046
Accounts receivable, net	24,319	32,273
Inventory	83,724	85,595
Prepaid expenses	7,895	14,121
Income taxes receivable	1,698	83
Deferred tax assets, net	3,256	3,967
Other current assets	11,056	10,322

Total current assets	156,942	164,407
Noncurrent assets:
Property and equipment, net	169,053	161,431
Goodwill	202,815	202,815
Trade names	229,433	242,290
Deferred financing costs, net	7,742	9,699
Noncurrent deferred tax assets, net	1,739	1,323
Other assets	1,333	1,184

Total noncurrent assets	612,115	618,742

Total assets	$769,057	$783,149

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (Continued)

(In thousands, except share and per share amounts)	February 28, 2015	March 1, 2014
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$48,904	$49,282
Accrued liabilities	59,891	58,744
Revolving lines of credit	2,834	16,033
Current portion of long-term debt	5,319	7,527
Income taxes payable	2,188	3,474
Deferred tax liabilities, net	—	29

Total current liabilities	119,136	135,089
Noncurrent liabilities:
Long-term debt	326,775	327,724
Noncurrent deferred tax liabilities, net	82,965	85,442
Deferred rent and other long-term liabilities	38,319	37,708

Total noncurrent liabilities	448,059	450,874

Total liabilities	567,195	585,963
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,983,660 shares issued and outstanding at February 28, 2015, 47,941,180 shares issued and outstanding at March 1, 2014	480	479
Additional paid-in capital	855,322	853,295
Accumulated other comprehensive (loss) income	(18,342)	1,683
Retained deficit	(635,598)	(658,271)

Total shareholders' equity	201,862	197,186

Total liabilities and shareholders' equity	$769,057	$783,149

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal year ended
(In thousands, except share and per share amounts)	February 28, 2015	March 1, 2014	March 2, 2013
Net sales	$781,866	$748,538	$706,757
Cost of sales (excluding depreciation and amortization)	323,800	308,755	291,146

Gross profit	458,066	439,783	415,611
Selling, general, and administrative expenses (excluding depreciation and amortization)	372,867	354,271	331,097
Stock-based compensation	1,289	15,137	283
Pre-opening costs	8,283	6,672	7,562
Trade name impairment	—	—	15,533
Depreciation and amortization	31,011	30,353	29,550
Restructuring charges	—	532	6,369
Other expenses	1,132	1,585	987
(Gain) loss on disposal of assets	(3,487)	206	88

Income from operations	46,971	31,027	24,142
Interest expense	17,105	21,185	21,388
Loss on extinguishment of debt	—	1,229	7,333

Income (loss) before taxes	29,866	8,613	(4,579)
Provision (benefit) for income taxes	7,193	447	(4,449)

Net income (loss)	$22,673	$8,166	$(130)
Less: Distributions accumulated to preferred shareholders	—	(59,747)	(90,349)

Net income (loss) available to common shareholders	$22,673	$(51,581)	$(90,479)
Net income (loss) per common share—basic and diluted	$0.47	$(2.87)	$(30.88)
Weighted-average common shares outstanding—basic	47,971,243	17,955,757	2,929,789
Weighted-average common shares outstanding—diluted	48,520,865	17,955,757	2,929,789

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal year ended
(In thousands)	February 28, 2015	March 1, 2014	March 2, 2013
Net income (loss)	$22,673	$8,166	$(130)
Unrealized loss on financial instruments, net of tax (benefit) provision of $(604), $(239) and $265	(935)	(1,492)	(104)
Pension liability adjustment, net of tax benefit of $4, $51 and $95	(14)	(181)	(298)
Foreign currency translation adjustment	(19,076)	643	816

Comprehensive income	$2,648	$7,136	$284

See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of shareholders' equity

				Senior Preferred Stock		Junior Preferred Stock
		Common stock							Accumulated other comprehensive income (loss)		Treasury stock
								Additional paid-in capital		Retained deficit			Total shareholders' equity
(In thousands, except share amounts)	Par value	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at February 25, 2012	$0.01	2,942,326	$29	202,480	$2	202,480	$2	$454,963	$2,299	$(223,700)	(10,952)	$(606)	$232,989
Net loss		—	—	—	—	—	—	—	—	(130)	—	—	(130)
Stock-based compensation		—	—	—	—	—	—	283	—	—	—	—	283
Foreign currency translation adjustment		—	—	—	—	—	—	—	816	—	—	—	816
Unrealized loss on financial instruments, net of $265 tax provision		—	—	—	—	—	—	—	(104)	—	—	—	(104)
Pension liability adjustment, net of $95 tax benefit		—	—	—	—	—	—	—	(298)	—	—	—	(298)
Purchases of treasury stock		—	—	—	—	—	—	—	—	—	(2,474)	(181)	(181)

Balance at March 2, 2013		2,942,326	29	202,480	2	202,480	2	455,246	2,713	(223,830)	(13,426)	(787)	233,375
Net income		—	—	—	—	—	—	—	—	8,166	—	—	8,166
Payment of distribution to preferred shareholders		—	—	—	—	—	—	—	—	(295,813)	—	—	(295,813)
Exchange preferred shares for common shares		30,619,083	306	(202,182)	(2)	(202,182)	(2)	146,479	—	(146,781)	—	—	—
Issuance of stock in initial public offering, net of costs		14,375,000	144	—	—	—	—	236,869	—	—	—	—	237,013
Excess tax benefit from stock-based compensation		—	—	—	—	—	—	70	—	—	—	—	70
Additions of treasury stock		—	—	—	—	—	—	—	—	—	(737)	(53)	(53)
Retirement of treasury stock		(13,567)	—	(298)	—	(298)	—	(827)	—	(13)	14,163	840	—
Fractional shares payout		—	—	—	—	—	—	(1)	—	—	—	—	(1)
Stock option exercises		18,338	—	—	—	—	—	322	—	—	—	—	322
Stock-based compensation		—	—	.	—	—	—	15,137	—	—	—	—	15,137
Foreign currency translation adjustment		—	—	—	—	—	—	—	643	—	—	—	643
Unrealized loss on financial instruments, net of $239 tax benefit		—	—	—	—	—	—	—	(1,492)	—	—	—	(1,492)
Pension liability adjustment, net of $51 tax benefit		—	—	—	—	—	—	—	(181)	—	—	—	(181)

Balance at March 1, 2014		47,941,180	479	—	—	—	—	853,295	1,683	(658,271)	—	—	197,186
Net income		—	—	—	—	—	—	—	—	22,673	—	—	22,673
Stock-based compensation		—	—	—	—	—	—	1,289	—	—	—	—	1,289
Excess tax provision from stock-based compensation		—	—	—	—	—	—	(4)	—	—	—	—	(4)
Stock option exercises		42,480	1	—	—	—	—	742	—	—	—	—	743
Foreign currency translation adjustment		—	—	—	—	—	—	—	(19,076)	—	—	—	(19,076)
Unrealized loss on financial instruments, net of $604 tax benefit		—	—	—	—	—	—	—	(935)	—	—	—	(935)
Pension liability adjustment, net of $4 tax benefit		—	—	—	—	—	—	—	(14)	—	—	—	(14)

Balance at February 28, 2015	$0.01	47,983,660	$480	—	—	—	—	855,322	(18,342)	(635,598)	—	—	201,862

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal year ended
(In thousands)	February 28, 2015	March 1, 2014	March 2, 2013
Operating activities
Net income (loss)	$22,673	$8,166	$(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,011	30,353	29,550
Stock-based compensation	1,289	15,137	283
Excess tax provision (benefit) from stock-based compensation	4	(70)	—
(Gain) loss on disposal of assets	(3,487)	206	88
Deferred tax expense (benefit)	1,423	(5,791)	(7,906)
Noncash refinancing expense	—	851	4,843
Noncash interest	1,956	1,857	1,462
Trade name impairment	—	—	15,533
Other	(504)	5	203
Changes in operating assets and liabilities:
Accounts receivable	4,137	(6,565)	(4,501)
Inventory	(2,668)	(3,553)	(10,802)
Prepaid expenses and other assets	4,705	(3,974)	(6,353)
Accounts payable and accrued liabilities	5,562	5,613	16,488
Income taxes	(2,582)	1,648	296
Other noncurrent liabilities	1,106	6,722	6,792

Net cash provided by operating activities	64,625	50,605	45,846
Investing activities
Additions to property and equipment	(48,740)	(48,408)	(49,219)
Proceeds from sale of subsidiary, net	3,846	—	—
Proceeds from sale of property and equipment	950	739	314

Net cash used in investing activities	(43,944)	(47,669)	(48,905)
Financing activities
Borrowings on revolving lines of credit	74,411	66,787	75,830
Payments on revolving lines of credit	(85,474)	(64,365)	(73,722)
Borrowings on long-term debt	34,389	126,000	290,000
Payments on long-term debt and capital leases	(36,591)	(76,260)	(304,727)
Payment of debt issuance costs	—	(3,662)	(9,842)
Proceeds from issuance of common stock, net	—	237,013	—
Payment of distributions to preferred shareholders	—	(295,826)	—
Purchase of treasury shares	—	(53)	(201)
Proceeds from the exercise of stock options	742	322	—
Excess tax (provision) benefit from stock-based compensation	(4)	70	—
Reissuance of treasury shares	—	—	20

Net cash used in financing activities	(12,527)	(9,974)	(22,642)
Effect of exchange rate changes on cash	(1,206)	(267)	(111)

Net increase (decrease) in cash	6,948	(7,305)	(25,812)
Cash at beginning of fiscal year	18,046	25,351	51,163

Cash at end of fiscal year	$24,994	$18,046	$25,351
Supplemental information:
Cash paid during the year for:
Interest	$15,255	$20,339	$17,853
Taxes	$7,192	$5,498	$2,028
Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$4,918	$4,616	$2,370
Capital lease obligation incurred	$513	$—	$—
Exchange of outstanding preferred shares for common shares	$—	$551,145	$—

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies

Description of business

        The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the "Company"), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. ("LGP"), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering of its common stock (the "IPO"). As the majority shareholder, LGP retains controlling interest in the Company.

        As of February 28, 2015, The Container Store, Inc. operated 70 stores with an average size of approximately 19,000 selling square feet in 25 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), designs and manufactures component-based shelving and drawer systems that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

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

Fiscal year

        The Company follows a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week "month" and two four-week "months," and its fiscal year ends on the Saturday closest to February 28th. Elfa's fiscal year ends on the last day of the calendar month of February. The fiscal years ended February 28, 2015 (fiscal 2014) and March 1, 2014 (fiscal 2013) included 52 weeks, whereas the fiscal year ended March 2, 2013 (fiscal 2012) included 53 weeks.

Reclassifications and adjustments

        Certain prior period amounts have been reclassified in order to provide consistent comparative information, primarily the reclassification of the noncurrent portion of deferred compensation liabilities from accrued liabilities to the deferred rent and other long-term liabilities line item in the accompanying consolidated balance sheets.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

        During the quarter ended August 30, 2014, the Company identified a prior period error in its income tax provision and filed an amended tax return, which resulted in a $1,839 reduction in the provision for income taxes, as well as an increase to income taxes receivable. We evaluated the impact of the error and determined that it was immaterial to the prior consolidated financial statements and correcting the error in the current fiscal year also was immaterial to the current year's financial statements. As such, the entire amount was recorded during the quarter ended August 30, 2014.

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

Foreign currency translation

        The Company operates foreign subsidiaries in the following countries: Sweden, Norway, Finland, Denmark, Germany, Poland, and France. The functional currency of the Company's foreign operations is the applicable country's currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange. Revenues and expenses of foreign subsidiaries and affiliates are translated at average rates of exchange for the year. Unrealized gains and losses on translation are reported as cumulative translation adjustments through other comprehensive income (loss).

        The functional currency for the Company's wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2014, the rate of exchange from U.S. dollar to Swedish krona increased from 6.4 to 8.4. The carrying amount of assets related to Elfa and subject to currency fluctuation was $113,050 and $146,714 as of February 28, 2015 and March 1, 2014, respectively. Foreign currency realized gains of $171, realized gains of $224, and realized losses of $55 are included in selling, general, and administrative expenses in the consolidated statements of operations in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Revenue recognition

        Revenue from sales related to retail operations is recognized when the merchandise is delivered to the customer at the point of sale. Revenue from sales that are shipped or delivered directly to customers is recognized upon estimated delivery to the customer and includes applicable shipping or delivery revenue. Revenue from sales that are installed is recognized upon completion of the installation service to the customer and includes applicable installation revenue. Revenue from sales of other services is recognized upon the completion of the service. Revenue from sales related to manufacturing operations is recorded upon shipment. Sales are recorded net of sales taxes collected from customers. A sales return allowance is recorded for estimated returns of merchandise subsequent

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

to the balance sheet date that relate to sales prior to the balance sheet date. The returns allowance is based on historical return patterns and reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns allowance.

Gift cards and merchandise credits

        Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2014) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $978, $896, and $695 of gift card breakage in fiscal years 2014, 2013, and 2012, respectively.

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

Leases

        Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease, commencing on the date the Company takes possession of the leased property. Rent expense is recorded in selling, general, and administrative expenses. Pre-opening rent expense is recorded in pre-opening costs in the consolidated income statement. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Advertising

        All advertising costs of the Company are expensed when incurred, or upon the release of the initial advertisement, except for production costs related to catalogs and direct mailings to customers, which are initially capitalized. Production costs related to catalogs and direct mailings consist primarily of printing and postage and are expensed when mailed to the customer, except for direct mailings

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

related to promotional campaigns, which are expensed over the period during which the promotional sales are expected to occur. Advertising costs are recorded in selling, general, and administrative expenses. Pre-opening advertising costs are recorded in pre-opening costs.

        Catalog and direct mailings costs capitalized at February 28, 2015 and March 1, 2014, amounted to $699 and $1,518 respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2014, 2013, and 2012, was $35,388, $33,786, and $32,655, respectively.

Pre-opening costs

        Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Management fee

        In connection with the completion of the Company's IPO, the management fee was eliminated as of November 6, 2013. The Company paid $667 and $1,000 as a management fee to its majority shareholder, LGP, in fiscal years 2013 and 2012, respectively.

Income taxes

        We account for deferred income taxes utilizing Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of February 28, 2015 and March 1, 2014. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

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

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

Accounts receivable are presented net of allowances for doubtful accounts of $230 and $321 at February 28, 2015 and March 1, 2014, respectively.

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

        Depreciation, including amortization of assets recorded under capital lease obligations, is provided using the straight-line method over the estimated useful lives of depreciable assets as follows:

Buildings	30 years
Furniture, fixtures, and equipment	3 to 10 years
Computer software	2 to 5 years
Leasehold improvements	Shorter of useful life or lease term
Capital leases	Shorter of useful life or lease term

        Costs of developing or obtaining software for internal use or developing the Company's website, such as external direct costs of materials or services and internal payroll costs related to the software development projects are capitalized. For the fiscal years ended February 28, 2015, March 1, 2014, and March 2, 2013, the Company capitalized $5,017, $3,104, and $3,252, respectively, and amortized $2,992, $2,761, and $2,210, respectively, of costs in connection with the development of internally used software.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

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

Foreign currency forward contracts

        We account for foreign currency forward contracts in accordance with ASC 815, Derivatives and Hedging. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly owned subsidiary, Elfa. In the Elfa segment, we utilize foreign currency forward contracts to hedge purchases of raw materials that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

        Generally, the Company's foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company records its foreign currency forward contracts on a gross basis. Forward contracts not designated as hedges are adjusted to fair value through income as selling, general and administrative expenses. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales.

Self-insured liabilities

        We are primarily self-insured for workers' compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers' compensation liability and general liability claims reserves based on an analysis of historical claims data. Self-insurance reserves for employee health benefits, workers' compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were $2,522 and $2,648 as of February 28, 2015 and March 1, 2014, respectively.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

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

Recent accounting pronouncements

        In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 will be effective for the Company in the first quarter of fiscal 2016. Early adoption permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

1. Nature of business and summary of significant accounting policies (Continued)

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.

2. Goodwill and trade names

        The Company recorded no impairments during fiscal 2014 and fiscal 2013 as a result of the goodwill and trade names impairment tests performed.

        The Company recorded trade name impairment charges of $15,533 related to the Elfa reporting unit in fiscal 2012. The fair value of the trade name was calculated using a relief from the royalty discounted cash flow approach. The decline in sales of the Elfa reporting unit, coupled with near-term sales forecasts and an increased weighted-average cost of capital, resulted in an estimated fair value that was lower than the carrying value of the trade name during fiscal 2012. The projected cash flows were compared to the trade name carrying value, which resulted in the impairment.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

2. Goodwill and trade names (Continued)

        The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2014 and fiscal 2013:

	Goodwill	Trade names
Balance at March 2, 2013
Gross balance	410,467	273,474
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$241,940
Impairment charge	—	—
Foreign currency translation adjustments	—	350
Balance at March 1, 2014
Gross balance	410,467	273,824
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$242,290
Impairment charge	—	—
Foreign currency translation adjustments	—	(12,857)
Balance at February 28, 2015
Gross balance	410,467	260,967
Accumulated impairment charges	(207,652)	$(31,534)

Total, net	$202,815	$229,433

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

3. Detail of certain balance sheet accounts

	February 28, 2015	March 1, 2014
Accounts receivable, net:
Trade receivables, net	$13,629	$16,746
Credit card receivables	7,892	8,003
Tenant allowances	1,241	5,404
Other receivables	1,557	2,120

	$24,319	$32,273

Inventory:
Finished goods	$79,073	$79,235
Raw materials	3,501	4,677
Work in progress	1,150	1,683

	$83,724	$85,595

Property and equipment, net:
Land and buildings	$21,170	$30,139
Furniture and fixtures	49,219	41,807
Machinery and equipment	70,208	80,124
Computer software and equipment	60,934	50,206
Leasehold improvements	140,805	118,946
Construction in progress	17,560	23,007
Leased vehicles and other	527	—

	360,423	344,229
Less accumulated depreciation and amortization	(191,370)	(182,798)

	$169,053	$161,431

Accrued Liabilities:
Accrued payroll, benefits and bonuses	$20,155	$21,927
Unearned revenue	11,385	11,338
Accrued transaction and property tax	8,503	7,949
Gift cards and store credits outstanding	7,683	6,900
Accrued lease liabilities	3,920	2,806
Accrued interest	2,333	2,481
Other accrued liabilities	5,912	5,343

	$59,891	$58,744

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

4. Long-term debt and revolving lines of credit

        Long-term debt and revolving lines of credit consist of the following:

	February 28, 2015	March 1, 2014
Senior secured term loan facility	$324,911	$328,533
2014 Elfa term loan facility	6,463	—
Elfa term loan facility	—	1,950
2014 Elfa revolving credit facility	2,834	—
Elfa revolving credit facility	—	16,033
Obligations under capital leases	397	—
Other loans	323	4,768
Revolving credit facility	—	—

Total debt	334,928	351,284
Less current portion	(8,153)	(23,560)

Total long-term debt	$326,775	$327,724

        Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to February 28, 2015, are as follows:

Fiscal 2015	$8,165
Fiscal 2016	5,247
Fiscal 2017	5,310
Fiscal 2018	5,064
Fiscal 2019	311,142
Thereafter	—

$334,928

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

February 28, 2015

4. Long-term debt and revolving lines of credit (Continued)

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

        The Senior Secured Term Loan Facility includes restrictions on the ability of the Company's subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

4. Long-term debt and revolving lines of credit (Continued)

lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $189,362 as of February 28, 2015. As of February 28, 2015, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) has occurred.

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of February 28, 2015, we were in compliance with all Revolving Credit Facility covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

4. Long-term debt and revolving lines of credit (Continued)

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

        There was $58,851 available under the Revolving Credit Facility as of February 28, 2015, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended February 28, 2015, were $29,136.

Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities

        On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consisted of a SEK 137.5 million term loan facility, which we refer to as the Elfa Term Loan Facility, and the SEK 175.0 million Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrued interest at a rate of STIBOR+1.775%. Elfa was required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million through maturity. The Elfa Senior Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa's assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $7,181 as of February 28, 2015) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $16,755 as of February 28, 2015) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $359 as of February 28, 2015) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea. As of February 28, 2015, the Company had $13,921 of additional availability under the 2014 Elfa Revolving Credit Facility.

        Under the 2014 Elfa Senior Secured Credit Facilities, Elfa's ability to pay dividends to its parent entity, The Container Store, Inc., is based on its future net income and on historical intercompany practices as between Elfa and The Container Store, Inc. The 2014 Elfa Senior Secured Credit Facilities

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

4. Long-term debt and revolving lines of credit (Continued)

are secured by the majority of assets of Elfa. The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of February 28, 2015, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

        On May 13, 2014, Elfa entered into a credit facility with Nordea for SEK 15.0 million (the "Short Term Credit Facility"). The Short Term Credit Facility accrued interest at 2.53% and matured on August 28, 2014, at which time all borrowings under the agreement were paid in full to Nordea (approximately $2,152 as of August 28, 2014). The total amount of borrowings available under the Short Term Credit Facility was used to pay a mortgage owed on the Poland manufacturing facility in full in the first quarter of fiscal 2014.

Deferred financing costs

        The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In conjunction with the Refinancing Transaction, the Company capitalized $9,467 of fees associated with the Senior Secured Term Loan Facility that will be amortized through April 6, 2019, as well as $375 of fees associated with the Revolving Credit Facility that will be amortized through April 6, 2017. Amortization expense of deferred financing costs was $1,956, $1,857, and $1,462 in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The following is a schedule of amortization expense of deferred financing costs:

Fiscal 2015	$1,958
Fiscal 2016	1,958
Fiscal 2017	1,842
Fiscal 2018	1,831
Fiscal 2019	153
Thereafter	—

$7,742

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

5. Income taxes

        Components of the provision (benefit) for income taxes are as follows:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
Income (loss) before income taxes:
U.S.	$20,597	$4,100	$12,374
Foreign	9,269	4,513	(16,953)

	$29,866	$8,613	$(4,579)

Current
Federal	$3,438	$3,394	$1,283
State	1,483	1,006	991
Foreign	849	1,838	1,183

Total current provision	5,770	6,238	3,457
Deferred
Federal	1,263	(2,398)	343
State	646	(3,651)	331
Foreign	(486)	258	(8,580)

Total deferred benefit	1,423	(5,791)	(7,906)
Total provision (benefit) for income taxes	$7,193	$447	$(4,449)

        The differences between the actual provision (benefit) for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
Provision (benefit) computed at federal statutory rate	$10,453	$3,014	$(1,603)
Permanent differences	163	292	1,387
Change in valuation allowance	(815)	(1,992)	(1,689)
State income taxes, net of federal benefit	1,296	68	973
Effect of foreign income taxes	(1,131)	(547)	1,181
Change in Swedish tax rate	—	—	(2,936)
Prior period error	(1,839)	—	—
Non-taxable gain on sale of Norwegian subsidiary	(690)	—	—
Economic zone credits	(255)	(200)	(1,686)
Other, net	11	(188)	(76)

	$7,193	$447	$(4,449)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

5. Income taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of February 28, 2015 and March 1, 2014, are as follows:

	February 28, 2015	March 1, 2014
Deferred tax assets:
Inventory	$1,420	$2,484
Loss and credit carryforwards	3,499	5,692
Stock compensation	6,341	5,886
Accrued liabilities	4,887	4,068

Subtotal	16,147	18,130
Valuation allowance	(1,688)	(4,297)

Total deferred tax assets	14,459	13,833
Deferred tax liabilities:
Intangibles	(83,454)	(85,935)
Capital assets	(4,291)	(2,885)
Other	(4,684)	(5,194)

Total deferred tax liabilities	(92,429)	(94,014)

Net deferred tax liabilities	$(77,970)	$(80,181)

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

        By the end of fiscal year 2013, the Company's U.S. operations maintained a position of cumulative profits for the most recent three-year period. The cumulative domestic profits coupled with the fiscal year 2013 consolidated pre-tax income and the business plan for profitability in future periods provided assurance that certain domestic future tax benefits more-likely-than-not will be realized. Accordingly, in fiscal year 2013 the Company released a U.S. valuation allowance of $2,753 against certain domestic net deferred tax assets as compared to prior year.

        Prior to the fourth quarter of 2014, the Company maintained a partial valuation allowance against certain Polish deferred tax assets related to Special Economic Zone credits earned by the Company's Polish manufacturing business. During fiscal 2014, significant positive evidence provided assurance that these credits will more-likely-than-not be fully realized. Accordingly, in the fourth quarter of fiscal 2014, the Company released the remaining valuation allowance it had maintained against deferred tax assets

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

5. Income taxes (Continued)

related to these credits. The release resulted in a $680 benefit to the Company's provision for income taxes.

        During the quarter ended August 30, 2014, the Company identified a prior period error in its income tax provision and filed an amended tax return, which resulted in a $1,839 benefit to the provision for income taxes, as well as an increase to income taxes receivable. As a result of the amended return filing, the Company utilized a deferred tax asset and released a valuation allowance of $1,331 related to certain domestic tax credits.

        Foreign and domestic tax credits, net of valuation allowances, totaled approximately $1,602 at February 28, 2015 and approximately $917 at March 1, 2014. The various credits available at February 28, 2015 expire in the 2026 tax year.

        The Company had deferred tax assets for foreign and state net operating loss carryovers of $1,897 at February 28, 2015, and approximately $2,512 at March 1, 2014. Valuation allowances of $1,647 and $2,021 were recorded against the net operating loss deferred tax assets at February 28, 2015 and March 1, 2014, respectively.

        While the Company is not currently under IRS audit, tax years ending March 1, 2008 and forward remain open to examination by virtue of net operating loss carryovers created or utilized in those years.

        The Company accounts for the repatriation of foreign earnings in accordance with ASC 740-30. As such, the Company is partially reinvested based on the guidance provided in ASC 740-30. Undistributed earnings of approximately $33,227 at February 28, 2015 and approximately $43,450 at March 1, 2014 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of those earnings. The decrease in undistributed earnings from fiscal 2013 to fiscal 2014 was primarily related to the translation of foreign earnings from Swedish krona to U.S. dollar. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

6. Employee benefit plans

401(k) Plan

        All domestic employees of the Company who complete 11 months of service are eligible to participate in the Company's 401(k) Plan. Participants may contribute up to 80% of annual compensation, limited to $18.0 thousand annually ($24.0 thousand for participants aged 50 years and over) as of January 1, 2014. During fiscal 2014 and fiscal 2013, the Company matched 100% of employee contributions up to 4% of compensation. During fiscal year 2012, the Company matched 50%

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

6. Employee benefit plans (Continued)

of employee contributions up to 4% of compensation. The amount charged to expense for the Company's matching contribution was $2,737, $2,570, and $997 for the fiscal years 2014, 2013, and 2012, respectively.

Nonqualified retirement plan

        The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair market value of the plan asset recorded in other current assets was $3,951 and $3,401 as of February 28, 2015 and March 1, 2014, respectively. The total fair value of the plan liability recorded in accrued liabilities was $3,966 and $3,417 as of February 28, 2015 and March 1, 2014, respectively.

Pension plan

        The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan.

        The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	February 28, 2015	March 1, 2014
Change in benefit obligation:
Projected benefit obligation, beginning of year	$4,083	$3,721
Service cost	62	54
Interest cost	131	132
Benefits paid	(97)	(107)
Actuarial loss	462	255
Exchange rate (gain) loss	(1,031)	28

Projected benefit obligation, end of year	3,610	4,083
Fair value of plan assets, end of year	—	—

Underfunded status, end of year	$(3,610)	$(4,083)

Discount rate	3.6%	3.6%
Rate of pay increases	3.0%	3.0%

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

6. Employee benefit plans (Continued)

        The following table provides the components of net periodic benefit cost for fiscal years 2014, 2013, and 2012:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$62	$54	$58
Interest cost	131	132	121
Amortization of unrecognized net loss	38	35	21

Net periodic benefit cost for defined benefit plan	231	221	200
Defined contribution plans	2,292	2,243	2,834

Total net periodic benefit cost	$2,523	$2,464	$3,034

7. Stock-based compensation

        In fiscal 2012, the Company implemented the 2012 Stock Option Plan of The Container Store Group, Inc. ("2012 Equity Plan"). The 2012 Equity Plan provided for grants of nonqualified stock options and incentive stock options. On October 31, 2013, the Company's board of directors (the "Board") approved the modification of 240,435 outstanding stock options granted under the 2012 Equity Plan to provide for immediate vesting. The Company recognized approximately $1,846 of compensation expense during fiscal 2013 related to the 2012 Equity Plan, of which $1,594 was due to the modification of these stock options.

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

        On September 1, 2014, the Company granted 24,649 nonqualified stock options under the 2013 Equity Plan to certain employees. The stock options granted vest in equal annual installments over 7 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

7. Stock-based compensation (Continued)

        On October 27, 2014, the Company granted 80,200 nonqualified stock options under the 2013 Equity Plan to non-employee directors of the Company. The stock options granted vest in equal annual installments over 3 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes.

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

        Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense in the consolidated statements of operations, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The Company issues new shares of common stock upon stock option exercise. Stock-based compensation cost was $1,289, $15,137, and $283 during the fiscal year 2014, 2013, and 2012, respectively. As of February 28, 2015, there was a remaining unrecognized compensation cost of $6,858 (net of estimated forfeitures) that the Company expects to be recognized on a straight-line basis over a weighted-average remaining service period of approximately 3.0 years. The intrinsic value of shares exercised was $369 and $342 during fiscal 2014 and 2013, respectively. The fair value of shares vested was $1,205 and $14,976 during fiscal 2014 and 2013, respectively.

        The following table summarizes the Company's stock option activity during fiscal 2014 and 2013:

	Fiscal Year
	February 28, 2015				March 1, 2014				March 2, 2013
	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)
Beginning balance	2,827,492	$17.92			244,064	$17.01			—	—
Granted	104,849	$21.02			2,622,721	$18.00			245,357	$17.01
Exercised	(42,480)	$17.47			(18,338)	$17.54			—	—
Forfeited	(32,202)	$18.00			(20,745)	$17.81			(1,323)	$17.01
Expired	(1,654)	$17.67			(210)	$18.00			—

Ending balance	2,856,005	$18.04	8.60	$1,376	2,827,492	$17.92	9.56	$50,587	244,034	$17.01	9.31	—

Vested and exercisable at end of year	1,975,068	$17.90	8.53	$1,036	1,887,679	$17.88	9.50	$33,849	—	—	—	—

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

7. Stock-based compensation (Continued)

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

        Stock options granted during fiscal year 2014, 2013, and 2012 were granted at a weighted-average grant date fair value of $8.14, $8.26, and $8.60, respectively. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year
	February 28, 2015	March 1, 2014	March 2, 2013
Expected term	6.1 years	5.7 years	6.5 years
Expected volatility	50.42%	48.28%	51.54%
Risk-free interest rate	1.80%	1.49%	1.01%
Dividend yield	0%	0%	0%

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

February 28, 2015

8. Shareholders' equity (Continued)

        On November 6, 2013, the Company completed its IPO. In connection with its IPO, the Company issued and sold 14,375,000 shares of its common stock at a price of $18.00 per share. Upon completion of the offering, the Company received net proceeds of approximately $237,013, after deducting the underwriting discount of $17,466 and offering expenses of $4,271.

        As of February 28, 2015, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 47,983,660 were issued and outstanding.

Preferred stock

        On April 9, 2013, the Company paid a distribution to holders of its Senior Preferred Stock in the amount of $90,000. Refer to Note 4 for a discussion of the Increase and Repricing Transaction whereby $90,000 of additional secured term loans were executed to fund this distribution.

        On October 31, 2013, the Company's board of directors retired 298 shares of Senior Preferred Stock and 298 shares of Junior Preferred Stock held in treasury.

        On November 6, 2013, in connection with the completion of the Company's IPO, a distribution in the aggregate amount of $205,813 (the "Distribution") was paid from the net proceeds of the offering, (i) first, to all 140 holders of the Company's Senior Preferred Stock (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares until such liquidation preference was reduced to $1,000.00 per share and (ii) second, the remainder was distributed to all 140 holders of the Company's Junior Preferred Stock (including LGP and 130 current and former employees of the Company), which reduced the liquidation preference of such shares.

        On November 6, 2013, the Company exchanged the liquidation preference per outstanding share of its Senior Preferred Stock and Junior Preferred Stock, after giving effect to the payment of the Distribution, for 30,619,083 shares of its common stock (the "Exchange"). The amount of common stock issued in the Exchange was determined by dividing (a) the liquidation preference amount of such preferred stock by (b) the IPO price of $18.00 per share. On an as adjusted basis to give effect to the Distribution and prior to the Exchange, the liquidation preference per share of its outstanding Senior Preferred Stock was $1,000.00 and the liquidation preference per share of its outstanding Junior Preferred Stock was $1,725.98.

        As of February 28, 2015, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

9. Accumulated other comprehensive income

        Accumulated other comprehensive income ("AOCI") consists of changes in our foreign currency hedge contracts, minimum pension liability, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign currency hedge instruments	Minimum pension liability	Foreign currency translation	Total
Balance at March 2, 2013	$1,545	$(972)	$2,140	$2,713
Other comprehensive income (loss) before reclassifications, net of tax	(549)	(181)	643	(87)
Amounts reclassified to earnings, net of tax	(943)	—	—	(943)

Net current period other comprehensive (loss) income	(1,492)	(181)	643	(1,030)

Balance at March 1, 2014	$53	$(1,153)	$2,783	$1,683

Other comprehensive (loss) income before reclassifications, net of tax	(1,357)	(14)	(19,076)	(20,447)
Amounts reclassified to earnings, net of tax	422	—	—	422

Net current period other comprehensive (loss) income	(935)	(14)	(19,076)	(20,025)

Balance at February 28, 2015	$(882)	$(1,167)	$(16,293)	$(18,342)

        Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company's consolidated statements of operations. For a description of the Company's use of foreign currency forward contracts, refer to Note 10.

10. Foreign currency forward contracts

        The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly owned subsidiary, Elfa. Forward contracts in the TCS segment are designated as cash flow hedges, as defined by ASC 815. In the Elfa segment, we utilize foreign currency forward contracts to hedge purchases, primarily of raw materials, that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa. Forward contracts in the Elfa segment are economic hedges, and are not designated as cash flow hedges as defined by ASC 815.

        In fiscal 2014, fiscal 2013, and fiscal 2012, the TCS segment used forward contracts for 54%, 64%, and 85% of inventory purchases in Swedish krona each year, respectively. In fiscal 2014, fiscal 2013, and fiscal 2012, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $4,300, $3,500, and zero, which represented 64%, 67%, and zero percent of the Elfa segment's U.S. dollar purchases each year, respectively.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

10. Foreign currency forward contracts (Continued)

        Generally, the Company's foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

        The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records its foreign currency forward contracts on a gross basis and generally does not require collateral from these counterparties because it does not expect any losses from credit exposure.

        The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended February 28, 2015, March 1, 2014, and March 2, 2013. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During fiscal 2014, the Company recognized a net gain of $568 associated with forward contracts not designated as hedge instruments.

        The Company had $882 in accumulated other comprehensive loss related to foreign currency hedge instruments at February 28, 2015. Of the $882, $690 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of February 28, 2015. The Company expects the unrealized loss of $690, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

        The change in fair value of the Company's foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.

11. Leases

        The Company conducts all of its U.S. operations from leased facilities that include a corporate headquarters/warehouse facility and 70 store locations. The corporate headquarters/warehouse and stores are under operating leases that will expire over the next 1 to 20 years. The Company also leases computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

        Most of the operating leases for the stores contain a renewal option at predetermined rental payments for periods of 5 to 20 years. This option enables the Company to retain use of facilities in

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

11. Leases (Continued)

desirable operating areas. The rental payments under certain store leases are based on a minimum rental plus a percentage of the sales in excess of a stipulated amount. These payments are accounted for as contingent rent and expensed when incurred.

        The following is a schedule of future minimum lease payments due under noncancelable operating and capital leases:

	Operating leases	Capital leases
Fiscal 2015	$74,336	$178
Fiscal 2016	72,811	92
Fiscal 2017	68,884	129
Fiscal 2018	61,503	6
Fiscal 2019	46,094	4
Thereafter	182,987	—

Total minimum lease payments	$506,615	$409

Less amount representing interest		(12)

Present value of minimum lease payments		$397

        Rent expense for fiscal years 2014, 2013, and 2012 was $72,643, $68,184, and $63,899, respectively. Included in rent expense is percentage-of-sales rent expense of $633, $819, and $344 for fiscal years 2014, 2013, and 2012, respectively.

12. Commitments and contingencies

        In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,338 as of February 28, 2015.

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

February 28, 2015

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

        As of February 28, 2015 and March 1, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts to stabilize its retail gross margins and to protect its operations from downward currency exposure. Foreign currency hedge instruments are related to the Company's attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company's foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 10 for further information on the Company's hedging activities.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

13. Fair value measurements (Continued)

        The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at February 28, 2015 and March 1, 2014:

Description		Balance Sheet Location	February 28, 2015	March 1, 2014
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,951	$3,401
Foreign currency forward contracts	Level 2	Other current assets	486	—

Total assets			$4,437	$3,401

Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,966	3,417
Foreign currency hedge instruments	Level 2	Accrued liabilities	315	—

Total liabilities			$4,281	$3,417

        Also, as of February 28, 2015, the Company held certain items that are required to be measured at fair value on a nonrecurring basis. These included goodwill and trade names. See Notes 1 and 2 for more information regarding the fair value valuation methodologies of these items. As a result of performing these calculations on an income approach, these values are classified as Level 3 on the fair value hierarchy.

        The fair values of long-term debt were estimated using quoted prices, discounted cash flow analyses, as well as recent transactions for similar types of borrowing arrangements. As of February 28, 2015 and March 1, 2014, the carrying values and estimated fair values of the Company's long-term debt, including current maturities, were:

		February 28, 2015
		Carrying value	Fair value
Senior secured term loan facility	Level 2	$324,911	$320,647
2014 Elfa term loan facility	Level 2	6,463	6,463
Other loans and capital leases	Level 3	720	720

		$332,094	$327,830

		March 1, 2014
		Carrying value	Fair value
Senior secured term loan facility	Level 2	$328,533	$330,176
Elfa term loan facility	Level 2	1,950	1,948
Other loans	Level 3	4,768	4,686

		$335,251	$336,810

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

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

Fiscal year 2014	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$697,699	$84,167	$—	$781,866
Intersegment sales	—	51,291	(51,291)	—
Interest expense, net	14	562	16,529	17,105
Income (loss) before taxes(1)	45,035	9,221	(24,390)	29,866
Capital expenditures(2)	29,889	7,955	10,896	48,740
Depreciation and amortization	17,035	6,066	7,910	31,011
Goodwill	202,815	—	—	202,815
Trade names	187,048	42,385	—	229,433
Assets(2)	627,120	111,015	30,922	769,057

Fiscal year 2013	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$660,365	$88,173	$—	$748,538
Intersegment sales	—	55,856	(55,856)	—
Interest expense, net	55	932	20,198	21,185
Income (loss) before taxes(1)(3)	33,482	6,235	(31,104)	8,613
Capital expenditures(2)	31,324	7,477	9,607	48,408
Depreciation and amortization	15,479	6,374	8,500	30,353
Goodwill	202,815	—	—	202,815
Trade names	187,048	55,242	—	242,290
Assets(2)	611,565	144,432	27,152	783,149

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

14. Segment reporting (Continued)

Fiscal year 2012	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$613,252	$93,505	$—	$706,757
Intersegment sales	—	47,606	(47,606)	—
Interest expense, net	116	932	20,340	21,388
Income (loss) before taxes(1)(3)(4)	47,403	(16,953)	(35,029)	(4,579)
Capital expenditures(2)	27,536	9,094	12,589	49,219
Depreciation and amortization	15,971	6,768	6,811	29,550
Goodwill	202,815	—	—	202,815
Trade names	187,048	54,892	—	241,940
Assets(2)	587,212	142,731	22,877	752,820

(1)
The TCS segment includes stock-based compensation expense of $1,289, $15,137, and $283 for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

(2)
Tangible assets and trade names in the Elfa column are located outside of the United States. Assets and capital expenditures in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of foreign currency hedge instruments.

(3)
The Corporate/Other column includes $1,229 and $7,333 of loss on extinguishment of debt in fiscal 2013 and fiscal 2012, respectively.

(4)
The Elfa segment includes trade name impairment charges of $15,533 in fiscal 2012.

        The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2014, 2013, and 2012:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
elfa®(1)	32%	33%	33%
Closet, Bath, Travel, Laundry	21%	21%	20%
Storage, Box, Shelving	14%	13%	13%
Kitchen, Food Storage, Trash	13%	13%	13%
Office, Collections, Hooks	9%	9%	10%
Containers, Gift Packaging, Seasonal, Impulse	8%	8%	9%
Services & Other	3%	2%	2%

Total	100%	100%	100%

(1)
Includes Elfa segment sales to third parties

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

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

        The following is a reconciliation of net income (loss) available to common shareholders and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Fiscal year ended
	February 28, 2015	March 1, 2014	March 2, 2013
Numerator:
Net income (loss)	$22,673	$8,166	$(130)
Less: Distributions accumulated to preferred shareholders	—	(59,747)	(90,349)

Net income (loss) available to common shareholders	$22,673	$(51,581)	$(90,479)
Denominator:
Weighted-average common shares outstanding—basic	47,971,243	17,955,757	2,929,789
Options and other dilutive securities	549,622	—	—

Weighted-average common shares outstanding—diluted	48,520,865	17,955,757	2,929,789
Net income (loss) per common share—basic and diluted	$0.47	$(2.87)	$(30.88)
Antidilutive securities not included:
Stock options outstanding	830,740	373,414	—

16. Gain on disposal of subsidiary and real estate

        On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012. The Company received net proceeds of $3,846 and recorded a gain on the sale of this subsidiary of $3,138 during fiscal year 2014. Additionally, on October 31, 2014, the Company completed the sale of a building at Elfa. The Company received net proceeds of $912 and recorded a gain on the sale of the building of $543 during fiscal year 2014.

17. Quarterly results of operations (unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of annual net sales and operating income primarily due to Our Annual elfa®

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

17. Quarterly results of operations (unaudited) (Continued)

Sale. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for fiscal 2014 and 2013:

	Fiscal 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales(1)	$224,259	$190,922	$193,247	$173,438
Gross profit(1)	129,689	113,859	113,666	100,852
Income (loss) from operations(1)	21,606	13,756	12,814	(1,205)
Net income (loss)(1)	13,048	6,249	6,955	(3,579)
Net income (loss) available to common shareholders(1)	$13,048	$6,249	$6,955	$(3,579)
Weighted-average shares used in computing basic net income (loss) per share	47,982,276	47,979,581	47,976,500	47,946,616
Weighted-average shares used in computing diluted net income (loss) per share	48,372,125	48,432,143	48,539,762	47,946,616
Basic and diluted net income (loss) per common share	$0.27	$0.13	$0.14	$(0.07)

	Fiscal 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales(1)	$216,822	$188,298	$183,773	$159,645
Gross profit(1)	126,243	112,939	107,396	93,204
Income (loss) from operations(1)	20,630	(871)	11,429	(159)
Net income (loss)(1)	18,340	(9,486)	4,107	(4,795)
Net income (loss) available to common shareholders(1)	$18,340	$(25,083)	$(17,744)	$(27,094)
Weighted-average shares used in computing basic net income (loss) per share	47,927,770	18,036,633	2,929,165	2,929,468
Weighted-average shares used in computing diluted net income (loss) per share	48,889,364	18,036,633	2,929,165	2,929,468
Basic and diluted net income (loss) per common share	$0.38	$(1.39)	$(6.06)	$(9.25)

(1)
The sum of the quarters may not equal the total fiscal year due to rounding.

Schedule I—Condensed Financial Information of registrant—
The Container Store Group, Inc. (parent company only)

Condensed balance sheets

(in thousands)	February 28, 2015	March 1, 2014
Assets
Current assets:
Accounts receivable from subsidiaries	$791	$322

Total current assets	791	322
Noncurrent assets:
Investment in subsidiaries	201,071	197,136

Total noncurrent assets	201,071	197,136

Total assets	$201,862	$197,458
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$—	$272

Total current liabilities	—	272
Noncurrent liabilities	—	—

Total liabilities	—	272
Shareholders' equity:
Common stock	480	479
Additional paid-in capital	855,322	853,295
Retained deficit	(653,940)	(656,588)
Total shareholders' equity	201,862	197,186

Total liabilities and shareholders' equity	$201,862	$197,458

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)

Condensed statements of operations

(in thousands)	February 28, 2015	March 1, 2014	March 2, 2013
Net sales	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—

Gross profit	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—
Stock-based compensation	—	—	—
Pre-opening costs	—	—	—
Trade name impairment	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
(Gain) loss on disposal of assets	—	—	—

Income from operations	—	—	—
Interest expense	—	—	—

Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—

Income before equity in net income of subsidiaries	—	—	—
Net income (loss) of subsidiaries	22,673	8,166	(130)

Net income (loss)	$22,673	$8,166	$(130)

Schedule I—The Container Store Group, Inc.
(parent company only)

Condensed statements of comprehensive income

	Fiscal year ended
(In thousands)	February 28, 2015	March 1, 2014	March 2, 2013
Net income (loss)	$22,673	$8,166	$(130)
Unrealized loss on financial instruments, net of tax (benefit) provision of $(604), $(239) and $265	(935)	(1,492)	(104)
Pension liability adjustment, net of tax benefit of $4, $51 and $95	(14)	(181)	(298)
Foreign currency translation adjustment	(19,076)	643	816

Comprehensive income	$2,648	$7,136	$284

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

February 28, 2015

Note 1: Basis of presentation

        In the parent-company-only financial statements, The Container Store Group, Inc.'s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2014, fiscal 2013, or fiscal 2012.

Note 2: Guarantees and restrictions

        The Container Store Inc., a subsidiary of the Company, has $324,911 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of February 28, 2015. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Senior Secured Term Loan Facility matures on April 6, 2019. The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $189,362 as of February 28, 2015.

        As of February 28, 2015, The Container Store, Inc. also has $58,851 of available credit on the Revolving Credit Facility that provides commitments of up to $75,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility, which matures on April 6, 2017, includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc., in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.25 to 1.0, the Available Amount (as defined in the Revolving Credit Facility) during the term of the Revolving Credit Facility, and pursuant to certain other limited exceptions.

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2015.

Changes in Internal Control

        There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of February 28, 2015, our internal control over financial reporting was effective.

        This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".

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

        The information regarding the Company's executive officers is located at the end of Part I of this Annual Report on Form 10-K. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

        The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 28, 2015 and March 1, 2014
Consolidated Statements of Operations for the Fiscal Years Ended February 28, 2015 , March 1, 2014, and March 2, 2013
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 28, 2015 , March 1, 2014, and March 2, 2013
Consolidated Statements of Shareholders' Equity for the Fiscal years Ended February 28, 2015 , March 1, 2014, and March 2, 2013
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 28, 2015 , March 1, 2014, and March 2, 2013
Notes to Consolidated Financial Statements

2. Financial Statements Schedules

        The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant

        All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1		Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2		Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

4.1		Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/13

4.2		Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/14

4.3		Voting Agreement, dated as of November 6, 2013	10-Q	001-36161	4.2	1/10/14

10.1	†	Second Amended and Restated Employment Agreement dated September 13, 2013 between Kip Tindell and The Container Store Group, Inc.	S-1	333-191465	10.4	9/30/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2	†	Second Amended and Restated Employment Agreement dated September 13, 2013 between Sharon Tindell and The Container Store Group, Inc.	S-1	333-191465	10.5	9/30/13

10.3	†	Second Amended and Restated Employment Agreement dated September 13, 2013 between Melissa Reiff and The Container Store Group, Inc.	S-1	333-191465	10.6	9/30/13

10.4	†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/14

10.5	†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-193255	10.2	9/30/13

10.6	†	The Container Store Group, Inc. 2013 Incentive Award Plan	10-Q	001-36161	10.4	1/10/14

10.7	†	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/13

10.8	†	The Container Store Group, Inc. Senior Executive Bonus Plan	10-Q	001-36161	10.6	1/10/14

10.9	†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/13

10.10		Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/13

10.11		Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/13

10.12		Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014

10.14	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent	S-1	333-191465	10.12	9/30/13

10.15	Amendment No.1, dated as of April 8, 2013, to the ABL Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent and the other lenders party thereto	S-1	333-191465	10.13	9/30/13

10.16	Amendment No. 2, dated as of November 27, 2013 to the Credit Agreement dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent	8-K	001-36161	10.1	11/27/13

10.17	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/13

10.18	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.19		Credit Agreement, dated April 27, 2009, among Elfa International AB, as Borrower, and Tjustbygdens Sparbank AB, as Bank, as transferred to Swedbank AB on January 27, 2012	S-1	333-191465	10.16	9/30/13

10.20	†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/13

10.21		Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2012, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/13

10.22	†	Indemnification and Hold Harmless Agreement, dated as of June 13, 2012, by and between The Container Store Group, Inc. (formerly known as TCS Holdings, Inc.) and William A. Tindell, III	S-1	333-191465	10.20	9/30/13

10.23		Assumption Agreement, dated as of April 2, 2014, by and between The Container Store Group, Inc. and William A. Tindell, III and Rufus Tindell LLC	10-K	001-36161	10.23	5/28/2014

10.24		Master Credit Agreement, dated April 1, 2014, between Elfa International AB, as Borrower, and Nordea Bank AB (publ), as Bank	10-Q	001-36161	10.1	7/11/2014

10.25	†	Employment Agreement, dated 9/1/2014, between The Container Store Group, Inc. and Peter Lodwick	10-Q	001-36161	10.1	10/10/2014

10.26	†	Non-Employee Director Compensation Policy of The Container Store Group, Inc.	10-Q	001-36161	10.1	1/09/2015

21.1		Subsidiary List						*

23.1		Consent of Ernst & Young LLP						*

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)						*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)						*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350						**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350						**

101.INS	XBRL Instance Document						*

101.SCH	XBRL Taxonomy Extension Schema Document						*

101.CAL	XBRL Taxonomy Calculation Linkbase Document						*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						*

101.PRE	XBRL Taxonomy Extension Presentation						*

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
Date: May 8, 2015	/s/ JODI L. TAYLOR Jodi L. Taylor Chief Financial Officer (duly authorized officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. "KIP" TINDELL, III William A. "Kip" Tindell, III	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 8, 2015
/s/ JODI L. TAYLOR Jodi L. Taylor	Chief Financial Officer (principal financial officer)	May 8, 2015
/s/ JEFFREY A. MILLER Jeffrey A. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	May 8, 2015
/s/ SHARON TINDELL Sharon Tindell	Chief Merchandising Officer and Director	May 8, 2015
/s/ MELISSA REIFF Melissa Reiff	President, Chief Operating Officer and Director	May 8, 2015
/s/ JONATHAN SOKOLOFF Jonathan Sokoloff	Director	May 8, 2015
/s/ TIMOTHY FLYNN Timothy Flynn	Director	May 8, 2015

Signature	Title	Date

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	May 8, 2015
/s/ ROBERT E. JORDAN Robert E. Jordan	Director	May 8, 2015
/s/ DANIEL MEYER Daniel Meyer	Director	May 8, 2015
/s/ WALTER ROBB Walter Robb	Director	May 8, 2015
/s/ RAJENDRA SISODIA Rajendra Sisodia	Director	May 8, 2015
/s/ CARYL STERN Caryl Stern	Director	May 8, 2015