Form 10-Q
period 2015-05-30
Container Store Group, Inc.
filed 2015-07-08
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 30, 2015

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

The registrant had 47,983,804 shares of its common stock outstanding as of June 24, 2015.

The Container Store Group, Inc.

Consolidated balance sheets

(In thousands)	May 30, 2015	February 28, 2015	May 31, 2014
	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$9,829	$24,994	$8,610
Accounts receivable, net	21,929	24,319	29,267
Inventory	103,619	83,724	94,626
Prepaid expenses	6,476	7,895	7,953
Income taxes receivable	908	1,698	600
Deferred tax assets, net	3,256	3,256	3,967
Other current assets	10,686	11,056	10,958
Total current assets	156,703	156,942	155,981
Noncurrent assets:
Property and equipment, net	170,851	169,053	164,779
Goodwill	202,815	202,815	202,815
Trade names	228,593	229,433	240,021
Deferred financing costs, net	7,253	7,742	9,210
Noncurrent deferred tax assets, net	2,186	1,739	1,179
Other assets	1,622	1,333	1,211
Total noncurrent assets	613,320	612,115	619,215
Total assets	$770,023	$769,057	$775,196

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

(In thousands, except share and per share amounts)	May 30, 2015	February 28, 2015	May 31, 2014
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$57,035	$48,904	$47,846
Accrued liabilities	52,991	59,891	54,420
Revolving lines of credit	7,407	2,834	23,529
Current portion of long-term debt	5,274	5,319	5,741
Income taxes payable	5	2,188	640
Deferred tax liabilities, net	—	—	29
Total current liabilities	122,712	119,136	132,205
Noncurrent liabilities:
Long-term debt	333,562	326,775	332,306
Noncurrent deferred tax liabilities, net	79,843	82,965	82,638
Deferred rent and other long-term liabilities	37,764	38,319	36,354
Total noncurrent liabilities	451,169	448,059	451,298
Total liabilities	573,881	567,195	583,503

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,983,804 shares issued and outstanding at May 30, 2015; 47,983,660 shares issued and outstanding at February 28, 2015; 47,974,829 shares issued and outstanding at May 31, 2014	480	480	480
Additional paid-in capital	855,648	855,322	854,174
Accumulated other comprehensive loss	(19,189)	(18,342)	(1,111)
Retained deficit	(640,797)	(635,598)	(661,850)
Total shareholders’ equity	196,142	201,862	191,693
Total liabilities and shareholders’ equity	$770,023	$769,057	$775,196

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
(In thousands, except share and per share amounts) (unaudited)	May 30, 2015	May 31, 2014
Net sales	$169,833	$173,438
Cost of sales (excluding depreciation and amortization)	70,505	72,586
Gross profit	99,328	100,852
Selling, general, and administrative expenses (excluding depreciation and amortization)	93,941	90,912
Stock-based compensation	328	277
Pre-opening costs	1,056	2,987
Depreciation and amortization	8,037	7,256
Other expenses	—	525
Loss on disposal of assets	5	100
Loss from operations	(4,039)	(1,205)
Interest expense	4,168	4,302
Loss before taxes	(8,207)	(5,507)
Benefit for income taxes	(3,008)	(1,928)
Net loss	$(5,199)	$(3,579)

Basic and diluted net loss per common share	$(0.11)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	47,983,738	47,946,616

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive loss

	Thirteen Weeks Ended
(In thousands) (unaudited)	May 30, 2015	May 31, 2014
Net loss	$(5,199)	$(3,579)
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $113 and ($16)	174	(53)
Pension liability adjustment	30	61
Foreign currency translation adjustment	(1,051)	(2,802)
Comprehensive loss	$(6,046)	$(6,373)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
(In thousands) (unaudited)	May 30, 2015	May 31, 2014
Operating activities
Net loss	$(5,199)	$(3,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,037	7,256
Stock-based compensation	328	277
Excess tax benefit from stock-based compensation	—	(15)
Loss on disposal of property and equipment	5	100
Deferred tax benefit	(3,043)	(2,106)
Noncash interest	489	489
Other	83	—
Changes in operating assets and liabilities:
Accounts receivable	2,023	2,558
Inventory	(19,811)	(9,728)
Prepaid expenses and other assets	1,009	5,369
Accounts payable and accrued liabilities	4,415	(5,489)
Income taxes	(1,524)	(3,340)
Other noncurrent liabilities	(416)	445
Net cash used in operating activities	(13,604)	(7,763)

Investing activities
Additions to property and equipment	(13,332)	(13,418)
Proceeds from sale of property and equipment	188	—
Net cash used in investing activities	(13,144)	(13,418)

Financing activities
Borrowings on revolving lines of credit	13,967	18,334
Payments on revolving lines of credit	(9,327)	(9,961)
Borrowings on long-term debt	8,000	8,000
Payments on long-term debt	(1,320)	(5,172)
Proceeds from the exercise of stock options	3	587
Excess tax benefit from stock-based compensation	—	15
Net cash provided by financing activities	11,323	11,803

Effect of exchange rate changes on cash	260	(58)
Net decrease in cash	(15,165)	(9,436)
Cash at beginning of period	24,994	18,046
Cash at end of period	$9,829	$8,610

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$2,194	$2,098
Capital lease obligation incurred	$231	$—

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

May 30, 2015

1.              Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission on May 8, 2015.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains controlling interest in the Company.  As of May 30, 2015, The Container Store, Inc. operates 71 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 25 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended May 30, 2015 are not necessarily indicative of the operating results for the full year.  Demand is generally highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Reclassifications

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 will be effective for the Company in the first quarter of fiscal 2016. Early adoption is permitted for financial statements that have not been previously issued. The impact of ASU 2015-03 on our consolidated financial statements includes a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a direct deduction from the carrying amount of the Senior Secured Term Loan Facility. As of May 30, 2015, the Company had $7,021 of net deferred financing costs related to our Senior Secured Term Loan Facility.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.

2. Detail of certain balance sheet accounts

	May 30, 2015	February 28, 2015	May 31, 2014
Inventory:
Finished goods	$98,715	$79,073	$88,354
Raw materials	3,535	3,501	4,668
Work in progress	1,369	1,150	1,604
	$103,619	$83,724	$94,626

Accrued liabilities:
Accrued payroll, benefits and bonuses	$17,254	$20,155	$19,509
Unearned revenue	4,943	11,385	4,472
Accrued transaction and property tax	8,833	8,503	9,370
Gift cards and store credits outstanding	7,935	7,683	7,943
Accrued lease liabilities	3,953	3,920	3,178
Accrued interest	2,392	2,333	2,453
Other accrued liabilities	7,681	5,912	7,495
	$52,991	$59,891	$54,420

3.  Net income (loss) per common share

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per share calculations:

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Numerator:
Net loss	$(5,199)	$(3,579)

Denominator:
Weighted-average common shares outstanding — basic and diluted	47,983,738	47,946,616

Basic and diluted net loss per common share	$(0.11)	$(0.07)

Antidilutive securities not included:
Stock options outstanding	1,269,923	764,192

4.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $492 and $926 for defined contribution plans in the thirteen weeks ended May 30, 2015 and May 31, 2014, respectively.

5.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended May 30, 2015 was 36.7% compared to 35.0% for the thirteen weeks ended May 31, 2014. The increase in the effective tax rate is primarily due to a greater portion of our projected annual earnings expected to come from the U.S., which has a higher tax rate than our foreign subsidiaries.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,326 as of May 30, 2015.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, are shown below for the thirteen weeks ended May 30, 2015:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at February 28, 2015	$(882)	$(1,167)	$(16,293)	$(18,342)

Other comprehensive (loss) income before reclassifications, net of tax	(206)	30	(1,051)	(1,227)
Amounts reclassified to earnings, net of tax	380	—	—	380
Net current period other comprehensive (loss) income	174	30	(1,051)	(847)

Balance at May 30, 2015	$(708)	$(1,137)	$(17,344)	$(19,189)

Amounts reclassified from AOCI to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 8.

8.  Foreign currency forward contracts

The Company’s international operations and purchases of inventory products from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly owned subsidiary, Elfa. Forward contracts in the TCS segment are designated as cash flow hedges, as defined by ASC 815. In the Elfa segment, we utilize foreign currency forward contracts to hedge purchases, primarily of raw materials, that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa. Forward contracts in the Elfa segment are economic hedges and are not designated as cash flow hedges as defined by ASC 815.

During the thirteen weeks ended May 30, 2015 and May 31, 2014, the TCS segment used forward contracts for 100% and zero of inventory purchases in Swedish krona each year, respectively. During the thirteen weeks ended May 30, 2015 and May 31, 2014, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $600 and $1,220, which represented 29% and 62% percent of the Elfa segment’s U.S. dollar purchases each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended May 30, 2015 and May 31, 2014. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the thirteen weeks ended May 30, 2015, the Company recognized a net loss of $83 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had $708 in accumulated other comprehensive loss related to foreign currency hedge instruments at May 30, 2015. Of the $708, $479 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of May 30, 2015. The Company expects the unrealized loss of $479, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 7 of these financial statements.

9.  Fair value measurements

Under GAAP, the Company is required to a) measure certain assets and liabilities at fair value or b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:

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

As of May 30, 2015, February 28, 2015 and May 31, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

Description		Balance Sheet Location	May 30, 2015	February 28, 2015	May 31, 2014
Assets
Nonqualified retirement plan	Level 2	Other current assets	$4,086	$3,951	$3,555
Foreign currency forward contracts	Level 2	Other current assets	394	486	—
Total assets			$4,480	$4,437	$3,555
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	4,094	3,966	3,563
Foreign currency hedge instruments	Level 2	Accrued liabilities	376	315	—
Total liabilities			$4,470	$4,281	$3,563

The fair values of long-term debt were estimated using discounted cash flow analyses, quoted prices, as well as recent transactions for similar types of borrowing arrangements. As of May 30, 2015, February 28, 2015 and May 31, 2014, the carrying values and estimated fair values of the Company’s long-term debt, including current maturities, were:

		May 30, 2015
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$324,005	$321,777
2014 Elfa term loan facility	Level 2	5,983	5,983
Revolving credit facility	Level 3	8,000	8,000
Other loans and capital leases	Level 3	848	848
		$338,836	$336,608

		February 28, 2015
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$324,911	$320,647
2014 Elfa term loan facility	Level 2	6,463	6,463
Other loans and capital leases	Level 3	720	720
		$332,094	$327,830

		May 31, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$327,628	$326,808
Elfa term loan facility	Level 2	935	935
Revolving credit facility	Level 3	8,000	8,000
Other loans	Level 3	1,484	1,484
		$338,047	$337,227

10.  Segment reporting

The Company’s operating segments were determined on the same basis as how management evaluates performance internally. The Company’s two operating segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as the installation services business.

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

Amounts in the Corporate/Other column include unallocated corporate expenses and assets, intersegment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP.

In general, the Company uses the same measurements to calculate earnings or loss before income taxes for operating segments as it does for the consolidated company. However, interest expense related to the Senior Secured Term Loan Facility and the Revolving Credit Facility is recorded in the Corporate/Other column.

			Corporate/
Thirteen Weeks Ended May 30, 2015	TCS	Elfa	Other	Total
Net sales to third parties	$152,740	$17,093	$—	$169,833
Intersegment sales	—	7,612	(7,612)	—
Interest expense, net	5	96	4,067	4,168
Income (loss) before taxes	(1,210)	(1,811)	(5,186)	(8,207)
Assets(1)	627,721	109,616	32,686	770,023

			Corporate/
Thirteen Weeks Ended May 31, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$149,729	$23,709	$—	$173,438
Intersegment sales	—	8,468	(8,468)	—
Interest expense, net	7	161	4,134	4,302
Income (loss) before taxes	(102)	251	(5,656)	(5,507)
Assets(1)	604,651	142,748	27,797	775,196

(1)  Tangible assets in the Elfa column are located outside of the United States. Assets in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of TCS forward contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant new business initiatives may not be successful; our dependence on a single distribution center for all of our stores; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2015.

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

We follow a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. Fiscal 2015 ends on February 27, 2016, fiscal 2014 ended on February 28, 2015 and fiscal 2013 ended on March 1, 2014. The first quarter of fiscal 2015 ended on May 30, 2015 and the first quarter of fiscal 2014 ended on May 31, 2014, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation services business. As of May 30, 2015, we operated 71 stores with an average size of approximately

25,000 square feet (19,000 selling square feet) in 25 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through an omnichannel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

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

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented (categories that are only applicable to our TCS segment are noted with (*)). For segment data, see Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended
	May 30,	May 31,
	2015	2014
Net sales	$169,833	$173,438
Cost of sales (excluding depreciation and amortization)	70,505	72,586
Gross profit	99,328	100,852
Selling, general, and administrative expenses (excluding depreciation and amortization)	93,941	90,912
Stock-based compensation*	328	277
Pre-opening costs*	1,056	2,987
Depreciation and amortization	8,037	7,256
Other expenses	—	525
Loss on disposal of assets	5	100
Loss from operations	(4,039)	(1,205)
Interest expense	4,168	4,302
Loss before taxes	(8,207)	(5,507)
Benefit for income taxes	(3,008)	(1,928)
Net loss	$(5,199)	$(3,579)

	Thirteen Weeks Ended
	May 30,	May 31,
	2015	2014
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.5%	41.9%
Gross profit	58.5%	58.1%
Selling, general and administrative expenses (excluding depreciation and amortization)	55.3%	52.4%
Stock-based compensation*	0.2%	0.2%
Pre-opening costs*	0.6%	1.7%
Depreciation and amortization	4.7%	4.2%
Other expenses	0.0%	0.3%
Loss on disposal of assets	0.0%	0.1%
Loss from operations	(2.4%)	(0.7%)
Interest expense, net	2.5%	2.5%
Loss before taxes	(4.8%)	(3.2%)
Benefit for income taxes	(1.8%)	(1.1%)
Net loss	(3.1%)	(2.1%)
Operating data:
Comparable store sales for the period(1)*	(0.9%)	(0.8%)
Number of stores open at end of period*	71	66
Non-GAAP measures(2):
Adjusted EBITDA(3)	$4,754	$10,202
Adjusted net loss(4)	$(5,199)	$(3,579)
Adjusted net loss per common share - diluted(4)	$(0.11)	$(0.07)

(1) A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth operating measure in a given period is based on merchandise and service orders placed in that period, excluding shipping and delivery, which may not always reflect when the merchandise and services are received by the customer. Prior to fiscal 2015, the comparable store sales growth operating measure did not include net sales from services. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles (“GAAP”).

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

Additionally, this Management’s Discussion and Analysis also refers to Elfa third-party net sales after the conversion of Elfa’s net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate. The Company believes the disclosure of Elfa third-party net sales without the effects of currency exchange rate fluctuations helps investors understand the Company’s underlying performance.

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

A reconciliation of the GAAP financial measure of net loss to the non-GAAP financial measures of EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	May 30,	May 31,
	2015	2014
Net loss	$(5,199)	$(3,579)
Depreciation and amortization	8,037	7,256
Interest expense, net	4,168	4,302
Income tax benefit	(3,008)	(1,928)
EBITDA	3,998	6,051
Pre-opening costs*(a)	1,056	2,987
Noncash rent*(b)	(691)	410
Stock-based compensation*(c)	328	277
Foreign exchange losses (gains)(d)	45	(72)
Other adjustments(e)	18	549
Adjusted EBITDA	$4,754	$10,202

(a)                                 Non-capital expenditures associated with relocating stores and opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)                                 Reflects the extent to which our annual GAAP rent expense has been above or below our cash rent payment due to lease accounting adjustments. The adjustment varies depending on the average age of our lease portfolio (weighted for size), as our GAAP rent expense on younger leases typically exceeds our cash cost, while our GAAP rent expense on older leases is typically less than our cash cost.

(c)                                  Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)                                 Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)                                  Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4) Adjusted net loss and adjusted net loss per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net loss as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net loss per common share—diluted as adjusted net loss divided by the diluted weighted average common shares outstanding. We use adjusted net loss and adjusted net loss per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net loss available to common shareholders and diluted net loss per common share to the non-GAAP financial measures of adjusted net loss and adjusted net loss per common share - diluted is set forth below:

	Thirteen Weeks Ended
	May 30,	May 31,
	2015	2014
Numerator:
Net loss available to common shareholders	$(5,199)	$(3,579)
Distributions accumulated to preferred shareholders	—	—
IPO-related stock-based compensation	—	—
IPO costs	—	—
Restructuring charges	—	—
Goodwill and trade name impairment	—	—
Gain on disposal of subsidiary and real estate	—	—
Loss on extinguishment of debt	—	—
Certain taxes	—	—
Adjusted net loss	$(5,199)	$(3,579)

Denominator:

Weighted average common shares outstanding — diluted	47,983,738	47,946,616

Adjusted net loss per common share - diluted	$(0.11)	$(0.07)

First thirteen weeks of fiscal 2015 compared to first thirteen weeks of fiscal 2014

Net sales

The following table summarizes our net sales for the first thirteen weeks of fiscal 2015 and fiscal 2014:

	May 30, 2015	% total	May 31, 2014	% total
TCS net sales	$152,740	89.9%	$149,729	86.3%
Elfa third party net sales	17,093	10.1%	23,709	13.7%
Net sales	$169,833	100.0%	$173,438	100.0%

Net sales in the first thirteen weeks of fiscal 2015 decreased by $3,605, or 2.1%, compared to the first thirteen weeks of fiscal 2014. The decrease is comprised of the following components:

Net sales
Net sales for the first thirteen weeks of fiscal 2014	$173,438
Incremental net sales increase (decrease) due to:
New stores	5,275
Other stores (including a $2,537, or 32.2%, increase in online sales)	(2,686)
Elfa third party net sales (excluding impact of foreign currency translation)	(1,383)
Impact of foreign currency translation on Elfa third party net sales	(5,233)
Services and other	422
Net sales for the first thirteen weeks of fiscal 2015	$169,833

In the first quarter of fiscal 2015, eight new stores generated $5,275 of incremental sales, seven of which were opened in fiscal 2014 and one of which was opened on the last day of the first quarter of fiscal 2015.  The increase in sales generated by new stores was partially offset by a $2,686 decrease in sales from other stores. We believe that net sales were negatively impacted by approximately $1,500, representing an estimated 1 percentage point decline in comparable store sales, due to west coast port congestion which led to late deliveries of merchandise in the first quarter of fiscal 2015.  Additionally, there was a $6,616 decrease in Elfa third-party net sales, $5,233 of which was related to the impact of foreign currency translation. After converting Elfa’s third-party net sales results from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the first quarter of 2015 and the first quarter of 2014, Elfa third-party net sales declined $1,383, or 5.8%, primarily due to lower sales in Russia and Norway.

Gross profit and gross margin

Gross profit in the first thirteen weeks of fiscal 2015 decreased by $1,524, or 1.5%, compared to the first thirteen weeks of fiscal 2014. The decrease in gross profit was primarily the result of decreased sales. The following table summarizes the gross margin for the first thirteen weeks of fiscal 2015 and fiscal 2014 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	May 30, 2015	May 31, 2014
TCS gross margin	58.2%	58.2%
Elfa gross margin	39.3%	40.9%
Total gross margin	58.5%	58.1%

TCS gross margin remained consistent at 58.2%, as the impact of the stronger U.S. dollar on gross margin was offset by a shift in timing of elfa® product offers and the introduction of everyday free shipping on orders over $75, combined with a shift in product and services mix.  Elfa gross margin declined primarily due to higher freight costs. On a consolidated basis, gross margin increased 40 basis points, as the decline in Elfa gross margin was more than offset by the stability in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first thirteen weeks of fiscal 2015 increased by $3,029, or 3.3%, compared to the first thirteen weeks of fiscal 2014. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the first thirteen weeks of fiscal 2015 and fiscal 2014:

	May 30, 2015	May 31, 2014
	% of net sales	% of net sales
TCS selling, general and administrative	49.4%	45.9%
Elfa selling, general and administrative	5.9%	6.5%
Total selling, general and administrative	55.3%	52.4%

TCS selling, general and administrative expenses increased by 350 basis points as a percentage of total net sales. The increase was primarily due to the impact of a larger percentage of total net sales coming from the TCS segment, combined with increased healthcare costs, increased costs related to strategic initiatives, and deleveraging of occupancy costs.  Elfa selling, general and administrative expenses decreased by 60 basis points as a percentage of total net sales, as increased sales and product development costs were more than offset by the impact of a smaller percentage of total net sales coming from the Elfa segment.

Pre-opening costs

Pre-opening costs decreased by $1,931, or 64.6% in the first thirteen weeks of fiscal 2015 to $1,056, as compared to $2,987 in the first thirteen weeks of fiscal 2014. We opened one store in the first quarter of fiscal 2015, as compared to three stores in the first quarter of fiscal 2014.

Taxes

The benefit for income taxes in the first thirteen weeks of fiscal 2015 was $3,008 as compared to $1,928 in the first thirteen weeks of fiscal 2014. The effective tax rate for the first quarter of fiscal 2015 was 36.7%, as compared to 35.0% in the first quarter of fiscal 2014.  The increase in the effective tax rate is primarily due to a greater portion of our projected annual earnings expected to come from the U.S., which has a higher tax rate than our foreign subsidiaries.

Liquidity and Capital Resources

We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $16,423 as of May 30, 2015) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

At May 30, 2015, we had $9,829 of cash and $63,864 of additional availability under the Revolving Credit Facility and approximately $9,016 of additional availability under the Elfa Revolving Credit Facility. There were $3,326 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 30,	May 31,
	2015	2014
Net cash used in operating activities	$(13,604)	$(7,763)
Net cash used in investing activities	(13,144)	(13,418)
Net cash provided by financing activities	11,323	11,803
Effect of exchange rate changes on cash	260	(58)
Net decrease in cash	$(15,165)	$(9,436)

Net cash used in operating activities

Cash from operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $13,604 for the thirteen weeks ended May 30, 2015. Non-cash items of $5,899 were more than offset by a net loss of $5,199 and a net change in operating assets and liabilities of $14,304, primarily due to an increase in merchandise inventory during the thirteen weeks ended May 30, 2015.

Net cash used in operating activities was $7,763 for the thirteen weeks ended May 31, 2014. Non-cash items of $6,001 were more than offset by a net loss of $3,579 and a net change in operating assets and liabilities of $10,185, primarily due to an increase in merchandise inventory during the thirteen weeks ended May 31, 2014.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the thirteen weeks ended May 30, 2015 were $13,332 with investments in information technology and our distribution center accounting for the majority of spending at $8,614. The remaining capital expenditures of $4,718 were for the new store openings and existing store remodels.

Our total capital expenditures for the thirteen weeks ended May 31, 2014 were $13,418 with new store openings and existing store remodels accounting for the majority of spending at $9,710. We opened three new stores during the first quarter of fiscal 2014. The remaining capital expenditures of $3,708 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, the Elfa Senior Secured Credit Facilities, and the 2014 Elfa Senior Secured Credit Facilities (as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below).

Net cash provided by financing activities was $11,323 for the thirteen weeks ended May 30, 2015. This included net proceeds of $8,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $4,640 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $1,320 for repayment of long-term indebtedness.

Net cash provided by financing activities was $11,803 for the thirteen weeks ended May 31, 2014. This included net proceeds of $8,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $8,373 from borrowings under the Elfa Revolving Credit Facility, the 2014 Elfa Revolving Credit Facility, and a short term credit facility (the “Short Term Credit Facility”, as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $5,172 for repayment of long-term indebtedness. In addition, the Company received proceeds of $587 from the exercise of stock options.

As of May 30, 2015, we had a total of $63,864 of unused borrowing availability under the Revolving Credit Facility. There were $8,000 of borrowings outstanding under the Revolving Credit Facility as of May 30, 2015.

As of May 30, 2015, Elfa had a total of $9,016 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $7,407 outstanding under the 2014 Elfa Revolving Credit Facility.

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

On April 8, 2013, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into Amendment No.1 to the Senior Secured Term Loan Facility, pursuant to which the borrowings under the Senior Secured Term Loan Facility were increased to $362,250 and the interest rate on such borrowings was decreased to a rate of LIBOR + 4.25%, subject to a LIBOR floor of 1.25% (the “Increase and Repricing Transaction”). The maturity date remained as April 6, 2019. Additionally, pursuant to the Increase and Repricing Transaction (i) the senior secured leverage ratio covenant referenced below was eliminated and (ii) we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance due on April 6, 2019. The additional $90,000 of borrowings was used to finance a distribution to holders of our senior preferred stock in the amount of $90,000, which was paid on April 9, 2013.

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

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of May 30, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of May 30, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities

On April 27, 2009, Elfa entered into senior secured credit facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consisted of a SEK 137.5 million term loan facility (the “Elfa Term Loan Facility”) and a revolving credit facility (the “Elfa Revolving Credit Facility” and, together with the Elfa Term Loan Facility, the “Elfa Senior Secured Credit Facilities”). On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrued interest at a rate of STIBOR+1.775%. Elfa was required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million through maturity. The Elfa Senior Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa’s assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below.

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $7,039 as of May 30, 2015) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $16,423 as of May 30, 2015) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $352 as of May 30, 2015) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of May 30, 2015, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Critical accounting policies and estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015. As of May 30, 2015, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of May 30, 2015 has not significantly changed since February 28, 2015. Our market risk profile as of February 28, 2015 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 8, 2015. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 30, 2015.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended May 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                                               RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015.

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

The Container Store Group, Inc.
(Registrant)

Date: July 8, 2015	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: July 8, 2015	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)