Form 10-Q
period 2015-08-29
Container Store Group, Inc.
filed 2015-10-07
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The registrant had 47,986,975 shares of its common stock outstanding as of September 23, 2015.

The Container Store Group, Inc.

Consolidated balance sheets

	August 29,	February 28,	August 30,
	2015	2015	2014

(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$16,379	$24,994	$15,298
Accounts receivable, net	25,661	24,319	27,732
Inventory	105,722	83,724	95,708
Prepaid expenses	10,084	7,895	9,675
Income taxes receivable	1,447	1,698	2,257
Deferred tax assets, net	3,256	3,256	3,967
Other current assets	8,910	11,056	9,798
Total current assets	171,459	156,942	164,435
Noncurrent assets:
Property and equipment, net	174,589	169,053	170,562
Goodwill	202,815	202,815	202,815
Trade names	228,838	229,433	237,821
Deferred financing costs, net	6,764	7,742	8,721
Noncurrent deferred tax assets, net	2,483	1,739	1,158
Other assets	1,747	1,333	1,064
Total noncurrent assets	617,236	612,115	622,141
Total assets	$788,695	$769,057	$786,576

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	August 29,	February 28,	August 30,
	2015	2015	2014

(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$47,469	$48,904	$46,600
Accrued liabilities	58,532	59,891	57,032
Revolving lines of credit	9,981	2,834	16,779
Current portion of long-term debt	5,256	5,319	5,985
Income taxes payable	259	2,188	1,305
Deferred tax liabilities, net	-	-	29
Total current liabilities	121,497	119,136	127,730
Noncurrent liabilities:
Long-term debt	347,411	326,775	343,264
Noncurrent deferred tax liabilities, net	81,395	82,965	83,555
Deferred rent and other long-term liabilities	38,555	38,319	36,469
Total noncurrent liabilities	467,361	448,059	463,288
Total liabilities	588,858	567,195	591,018

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,986,975 shares issued and outstanding at August 29, 2015; 47,983,660 shares issued and outstanding at February 28, 2015; 47,979,297 shares issued and outstanding at August 30, 2014	480	480	480
Additional paid-in capital	856,027	855,322	854,516
Accumulated other comprehensive loss	(18,546)	(18,342)	(4,543)
Retained deficit	(638,124)	(635,598)	(654,895)
Total shareholders’ equity	199,837	201,862	195,558
Total liabilities and shareholders’ equity	$788,695	$769,057	$786,576

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands, except share and per share amounts) (unaudited)	2015	2014	2015	2014
Net sales	$195,482	$193,247	$365,315	$366,685
Cost of sales (excluding depreciation and amortization)	81,657	79,581	152,162	152,167
Gross profit	113,825	113,666	213,153	214,518
Selling, general, and administrative expenses (excluding depreciation and amortization)	93,579	90,261	187,520	181,173
Stock-based compensation	349	269	677	546
Pre-opening costs	2,820	2,359	3,876	5,346
Depreciation and amortization	8,378	7,567	16,415	14,823
Other expenses	-	282	-	807
Loss on disposal of assets	7	114	12	214
Income from operations	8,692	12,814	4,653	11,609
Interest expense	4,230	4,383	8,398	8,685
Income (loss) before taxes	4,462	8,431	(3,745)	2,924
Provision (benefit) for income taxes	1,789	1,476	(1,219)	(452)
Net income (loss)	$2,673	$6,955	$(2,526)	$3,376

Net income (loss) per common share - basic and diluted	$0.06	$0.14	$(0.05)	$0.07

Weighted-average common shares outstanding - basic	47,985,181	47,976,500	47,984,459	47,961,558
Weighted-average common shares outstanding - diluted	48,027,676	48,539,762	47,984,459	48,611,985

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands) (unaudited)	2015	2014	2015	2014
Net income (loss)	$2,673	$6,955	$(2,526)	$3,376
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $291, ($238), $404, and ($223)	452	(333)	626	(386)
Pension liability adjustment	(9)	59	21	120
Foreign currency translation adjustment	200	(3,158)	(851)	(5,960)
Comprehensive income (loss)	$3,316	$3,523	$(2,730)	$(2,850)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	August 29,	August 30,
(In thousands) (unaudited)	2015	2014
Operating activities
Net (loss) income	$(2,526)	$3,376
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,415	14,823
Stock-based compensation	677	546
Excess tax benefit from stock-based compensation	-	(10)
Loss on disposal of property and equipment	12	214
Deferred tax benefit	(1,979)	(442)
Noncash interest	978	978
Other	137	-
Changes in operating assets and liabilities:
Accounts receivable	(1,755)	3,495
Inventory	(21,495)	(11,494)
Prepaid expenses and other assets	(699)	4,921
Accounts payable and accrued liabilities	931	(1,751)
Income taxes	(1,797)	(4,316)
Other noncurrent liabilities	318	844
Net cash (used in) provided by operating activities	(10,783)	11,184

Investing activities
Additions to property and equipment	(25,847)	(30,917)
Proceeds from investment grant	479	-
Proceeds from sale of property and equipment	191	6
Net cash used in investing activities	(25,177)	(30,911)

Financing activities
Borrowings on revolving lines of credit	29,529	45,523
Payments on revolving lines of credit	(22,344)	(43,383)
Borrowings on long-term debt	23,000	25,015
Payments on long-term debt	(2,640)	(10,533)
Proceeds from the exercise of stock options	59	664
Excess tax benefit from stock-based compensation	-	10
Net cash provided by financing activities	27,604	17,296

Effect of exchange rate changes on cash	(259)	(317)
Net decrease in cash	(8,615)	(2,748)
Cash at beginning of period	24,994	18,046
Cash at end of period	$16,379	$15,298

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,897	$1,116
Capital lease obligation incurred	358	-

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

August 29, 2015

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company. As of August 29, 2015, The Container Store, Inc. operated 73 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 26 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended August 29, 2015 are not necessarily indicative of the operating results for the full year. Demand is generally highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Reclassifications

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In addition, in August 2015, ASU 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements includes a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a direct deduction from the carrying amount of the Senior Secured Term Loan Facility, while net deferred financing costs related to our Revolving Credit Facility will remain an asset. As of August 29, 2015, the Company had $6,563 of net deferred financing costs related to our Senior Secured Term Loan Facility.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements.  In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is still evaluating the impact of implementation of this standard on its financial statements.

2.  Detail of certain balance sheet accounts

	August 29,	February 28,	August 30,
	2015	2015	2014
Inventory:
Finished goods	$100,421	$79,073	$89,787
Raw materials	4,867	3,501	4,419
Work in progress	434	1,150	1,502
	$105,722	$83,724	$95,708

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$19,027	$20,155	$21,122
Unearned revenue	7,838	11,385	5,375
Accrued transaction and property tax	10,019	8,503	8,806
Gift cards and store credits outstanding	7,926	7,683	7,162
Accrued lease liabilities	4,063	3,920	3,415
Accrued interest	2,392	2,333	2,530
Other accrued liabilities	7,267	5,912	8,622
	$58,532	$59,891	$57,032

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

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$2,673	$6,955	$(2,526)	$3,376

Denominator:
Weighted-average common shares outstanding — basic	47,985,181	47,976,500	47,984,459	47,961,558
Weighted-average common shares outstanding — diluted	48,027,676	48,539,762	47,984,459	48,611,985

Net income (loss) per common share - basic and diluted	$0.06	$0.14	$(0.05)	$0.07

Antidilutive securities not included:
Stock options outstanding	2,647,169	795,124	1,234,244	-

4.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $659 and $388 for defined contribution plans in the thirteen weeks ended August 29, 2015 and August 30, 2014, respectively. The Company contributed $1,151 and $1,314 for defined contribution plans in the twenty-six weeks ended August 29, 2015 and August 30, 2014, respectively.

5.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended August 29, 2015 was 40.1% compared to 17.5% for the thirteen weeks ended August 30, 2014. The increase in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 primarily related to a refund of tax paid in a prior period, combined with a shift in the mix of projected domestic and foreign earnings.

The Company’s effective income tax rate for the twenty-six weeks ended August 29, 2015 was 32.6%  compared to (15.5%) for the twenty-six weeks ended August 30, 2014. The increase in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 primarily related to a refund of tax paid in a prior period, the effects of a pre-tax loss in the first half of fiscal 2015, as well as a change in mix between projected domestic and foreign earnings.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,627 as of August 29, 2015.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, are shown below for the twenty-six weeks ended August 29, 2015:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at February 28, 2015	$(882)	$(1,167)	$(16,293)	$(18,342)

Other comprehensive (loss) income before reclassifications, net of tax	(113)	21	(851)	(943)
Amounts reclassified to earnings, net of tax	739	-	-	739
Net current period other comprehensive income (loss)	626	21	(851)	(204)

Balance at August 29, 2015	$(256)	$(1,146)	$(17,144)	$(18,546)

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

During the twenty-six weeks ended August 29, 2015 and August 29, 2014, the TCS segment used forward contracts for 93% and 28% of inventory purchases in Swedish krona each year, respectively. During the twenty-six weeks ended August 29, 2015 and August 29, 2014, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $1,765 and $1,780, which represented 46% and 53% of the Elfa segment’s U.S. dollar purchases each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended August 29, 2015 and August 29, 2014. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the twenty-six weeks ended August 29, 2015, the Company recognized a net unrealized loss of $137 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had $256 in accumulated other comprehensive loss related to foreign currency hedge instruments at August 29, 2015. Of the $256, $292 represents a loss for settled foreign currency hedge instruments related to inventory on hand as of August 29, 2015. The Company expects the loss of $292, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of August 29, 2015, February 28, 2015 and August 30, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			August 29,	February 28,	August 30,
Description		Balance Sheet Location	2015	2015	2014
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,947	$3,951	$3,772
Foreign currency forward contracts	Level 2	Other current assets	342	486	-
Foreign currency hedge instruments	Level 2	Other current assets	60	-	-
Total assets			$4,349	$4,437	$3,772
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,936	3,966	3,788
Foreign currency hedge instruments	Level 2	Accrued liabilities	-	315	486
Total liabilities			$3,936	$4,281	$4,274

The fair values of long-term debt were estimated using discounted cash flow analyses, quoted prices, as well as recent transactions for similar types of borrowing arrangements. As of August 29, 2015, February 28, 2015 and August 30, 2014, the carrying values and estimated fair values of the Company’s long-term debt, including current maturities, were:

			August 29, 2015
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$323,099	$322,292
2014 Elfa term loan facility	Level 2	5,664	5,664
Revolving credit facility	Level 3	23,000	23,000
Other loans and capital leases	Level 3	904	904
		$352,667	$351,860

			February 28, 2015
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$324,911	$320,647
2014 Elfa term loan facility	Level 2	6,463	6,463
Other loans and capital leases	Level 3	720	720
		$332,094	$327,830

			August 30, 2014
		Carrying	Fair
		value	value
Senior secured term loan facility	Level 2	$326,722	$324,271
2014 Elfa term loan facility	Level 2	8,602	8,602
Revolving credit facility	Level 3	13,000	13,000
Other loans	Level 3	925	925
		$349,249	$346,798

10.  Segment reporting

The Company’s operating segments were determined on the same basis as how management evaluates performance internally. The Company’s two operating segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as installation and organizing services.

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

			Corporate/
Thirteen Weeks Ended August 29, 2015	TCS	Elfa	Other	Total
Net sales to third parties	$179,483	$15,999	$-	$195,482
Intersegment sales	-	11,396	(11,396)	-
Interest expense, net	1	97	4,132	4,230
Income (loss) before taxes	10,373	783	(6,694)	4,462
Assets(1)	647,332	107,736	33,627	788,695

			Corporate/
Thirteen Weeks Ended August 30, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$174,814	$18,433	$-	$193,247
Intersegment sales	-	12,680	(12,680)	-
Interest expense, net	5	246	4,132	4,383
Income (loss) before taxes	15,441	(213)	(6,797)	8,431
Assets(1)	628,971	130,061	27,544	786,576

			Corporate/
Twenty-Six Weeks Ended August 29, 2015	TCS	Elfa	Other	Total
Net sales to third parties	$332,223	$33,092	$-	$365,315
Intersegment sales	-	19,008	(19,008)	-
Interest expense, net	6	193	8,199	8,398
Income (loss) before taxes	9,163	(1,028)	(11,880)	(3,745)
Assets(1)	647,332	107,736	33,627	788,695

			Corporate/
Twenty-Six Weeks Ended August 30, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$324,543	$42,142	$-	$366,685
Intersegment sales	-	21,148	(21,148)	-
Interest expense, net	12	407	8,266	8,685
Income (loss) before taxes	15,339	38	(12,453)	2,924
Assets(1)	628,971	130,061	27,544	786,576

(1)  Assets in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of TCS forward contracts.

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

We follow a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. Fiscal 2015 ends on February 27, 2016, fiscal 2014 ended on February 28, 2015 and fiscal 2013 ended on March 1, 2014. The second quarter of fiscal 2015 ended on August 29, 2015 and the second quarter of fiscal 2014 ended on August 30, 2014, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation services business. As of August 29, 2015, we operated 73 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 26 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through an omnichannel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Net sales	$195,482	$193,247	$365,315	$366,685
Cost of sales (excluding depreciation and amortization)	81,657	79,581	152,162	152,167
Gross profit	113,825	113,666	213,153	214,518
Selling, general, and administrative expenses (excluding depreciation and amortization)	93,579	90,261	187,520	181,173
Stock-based compensation*	349	269	677	546
Pre-opening costs*	2,820	2,359	3,876	5,346
Depreciation and amortization	8,378	7,567	16,415	14,823
Other expenses	-	282	-	807
Loss on disposal of assets	7	114	12	214
Income from operations	8,692	12,814	4,653	11,609
Interest expense	4,230	4,383	8,398	8,685
Income (loss) before taxes	4,462	8,431	(3,745)	2,924
Provision (benefit) for income taxes	1,789	1,476	(1,219)	(452)
Net income (loss)	$2,673	$6,955	$(2,526)	$3,376

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.8%	41.2%	41.7%	41.5%
Gross profit	58.2%	58.8%	58.3%	58.5%
Selling, general and administrative expenses (excluding depreciation and amortization)	47.9%	46.7%	51.3%	49.4%
Stock-based compensation*	0.2%	0.1%	0.2%	0.1%
Pre-opening costs*	1.4%	1.2%	1.1%	1.5%
Depreciation and amortization	4.3%	3.9%	4.5%	4.0%
Other expenses	0.0%	0.1%	0.0%	0.2%
Loss on disposal of assets	0.0%	0.1%	0.0%	0.1%
Income from operations	4.4%	6.6%	1.3%	3.2%
Interest expense	2.2%	2.3%	2.3%	2.4%
Income (loss) before taxes	2.3%	4.4%	(1.0%)	0.8%
Provision (benefit) for income taxes	0.9%	0.8%	(0.3%)	(0.1%)
Net income (loss)	1.4%	3.6%	(0.7%)	0.9%
Operating data:
Comparable store sales(1)*	0.1%	(0.4%)	(0.3%)	(0.6%)
Number of stores open at end of period*	73	67	73	67
Non-GAAP measures(2):
Adjusted EBITDA(3)	$19,795	$23,378	$24,549	$33,580
Adjusted net income (loss)(4)	$2,673	$5,116	$(2,526)	$1,537
Adjusted net income (loss) per common share - diluted(4)	$0.06	$0.11	$(0.05)	$0.03

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

Additionally, this Management’s Discussion and Analysis also refers to Elfa third party net sales after the conversion of Elfa’s net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate. The Company believes the disclosure of Elfa third party net sales without the effects of currency exchange rate fluctuations helps investors understand the Company’s underlying performance.

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

A reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Net income (loss)	$2,673	$6,955	$(2,526)	$3,376
Depreciation and amortization	8,378	7,567	16,415	14,823
Interest expense, net	4,230	4,383	8,398	8,685
Income tax provision (benefit)	1,789	1,476	(1,219)	(452)
EBITDA	17,070	20,381	21,068	26,432
Pre-opening costs*(a)	2,820	2,359	3,876	5,346
Noncash rent*(b)	(435)	40	(1,126)	450
Stock-based compensation*(c)	349	269	677	546
Foreign exchange (gains) losses(d)	(26)	21	19	(51)
Other adjustments(e)	17	308	35	857
Adjusted EBITDA	$19,795	$23,378	$24,549	$33,580

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

(4) Adjusted net income (loss) and adjusted net income (loss) per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per common share—diluted as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share - diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common shareholders	$2,673	$6,955	$(2,526)	$3,376
Distributions accumulated to preferred shareholders	-	-	-	-
IPO-related stock-based compensation	-	-	-	-
IPO costs	-	-	-	-
Restructuring charges	-	-	-	-
Goodwill and trade name impairment	-	-	-	-
Gain on disposal of subsidiary and real estate	-	-	-	-
Loss on extinguishment of debt	-	-	-	-
Certain taxes(a)	-	(1,839)	-	(1,839)
Adjusted net income (loss)	$2,673	$5,116	$(2,526)	$1,537

Denominator:
Adjusted weighted average common shares outstanding -diluted	48,027,676	48,539,762	47,984,459	48,611,985

Adjusted net income (loss) per common share - diluted	$0.06	$0.11	$(0.05)	$0.03

(a)                                 Includes unusual or infrequent tax items, including the impact of a $1.8 million reduction in tax expense recorded in fiscal 2014 primarily related to a refund of tax paid in a prior period, which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended August 29, 2015 Compared to Thirteen Weeks Ended August 30, 2014

Net sales

The following table summarizes our net sales for the thirteen weeks ended August 29, 2015 and August 30, 2014:

	Thirteen Weeks Ended

	August 29, 2015	% total	August 30, 2014	% total
TCS net sales	$179,483	91.8%	$174,814	90.5%
Elfa third party net sales	15,999	8.2%	18,433	9.5%
Net sales	$195,482	100.0%	$193,247	100.0%

Net sales in the thirteen weeks ended August 29, 2015 increased by $2,235, or 1.2%, compared to the thirteen weeks ended August 30, 2014. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended August 30, 2014	$193,247
Incremental net sales increase (decrease) due to:
New stores	7,688
Other stores (including a $5,687, or 70.8%, increase in online sales)	(2,847)
Elfa third party net sales (excluding impact of foreign currency translation)	1,386
Impact of foreign currency translation on Elfa third party net sales	(3,820)
Services and other	(172)
Net sales for the thirteen weeks ended August 29, 2015	$195,482

In the second quarter of fiscal 2015, ten new stores generated $7,688 of incremental sales, seven of which were opened in fiscal 2014 and three of which were opened in the first half of fiscal 2015. The increase in sales generated by new stores was partially offset by a $2,847 decrease in sales from other stores. Elfa third party net sales were negatively impacted by foreign currency translation of $3,820 during the second quarter. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the second quarter of fiscal 2015 and the second quarter of fiscal 2014, Elfa third party net sales increased $1,386 primarily due to higher sales in Sweden.

Gross profit and gross margin

Gross profit in the thirteen weeks ended August 29, 2015 increased by $159, or 0.1%, compared to the thirteen weeks ended August 30, 2014. The increase in gross profit was primarily the result of increased sales, partially offset by a decline in consolidated gross margin. The following table summarizes the gross margin for the second quarter of fiscal 2015 and fiscal 2014 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirteen Weeks Ended

	August 29, 2015	August 30, 2014
TCS gross margin	57.9%	59.3%
Elfa gross margin	38.1%	34.7%
Total gross margin	58.2%	58.8%

TCS gross margin decreased by 140 basis points, largely due to the April 2015 introduction of everyday free shipping on orders over $75, a higher response to other promotional offers, and a growing mix of lower-margin service sales during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. This was partially offset by the impact of the stronger U.S. dollar. While the introduction of everyday free shipping on orders over $75 has reduced the gross margin rate, the Company believes that increased sales volume associated with the strategy more than offset the related costs. We expect the introduction of everyday free shipping on orders over $75 will continue to impact gross margin for the remainder of fiscal 2015. Elfa segment gross margin improved primarily due to improved production efficiency as a result of investments in automation, as well as a shift in sales mix. On a consolidated basis, gross margin decreased 60 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended August 29, 2015 increased by $3,318, or 3.7%, compared to the thirteen weeks ended August 30, 2014. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 120 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the second quarter of fiscal 2015 and fiscal 2014:

	Thirteen Weeks Ended

	August 29, 2015	August 30, 2014
	% of net sales	% of net sales
TCS selling, general and administrative	43.7%	41.9%
Elfa selling, general and administrative	4.2%	4.8%
Total selling, general and administrative	47.9%	46.7%

TCS selling, general and administrative expenses increased by 180 basis points as a percentage of total net sales. The increase was primarily due to increased investment in store payroll for enhanced sales floor coverage and in the distribution center due to fulfillment of an increased number of orders shipped directly to customers, expected costs incurred related to major initiatives, combined with a larger percentage of total net sales coming from the TCS segment. Fiscal 2015 continues to serve as an investment year for the Company as it takes the necessary steps to support its strategic initiatives. Elfa selling, general and administrative expenses decreased by 60 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment.

Pre-opening costs

Pre-opening costs increased by $461, or 19.5%, in the thirteen weeks ended August 29, 2015 to $2,820, as compared to $2,359 in the thirteen weeks ended August 30, 2014. We opened two new stores and relocated one store in the second quarter of fiscal 2015, and we opened one new store and relocated one store in the second quarter of fiscal 2014.

Taxes

The provision for income taxes in the thirteen weeks ended August 29, 2015 was $1,789 as compared to $1,476 in the thirteen weeks ended August 30, 2014. The effective tax rate for the second quarter of fiscal 2015 was 40.1%, as compared to 17.5% in the second quarter of fiscal 2014. The increase in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 primarily related to a refund of tax paid in a prior period, combined with a shift in the mix of projected domestic and foreign earnings.

Twenty-Six Weeks Ended August 29, 2015 Compared to Twenty-Six Weeks Ended August 30, 2014

Net sales

The following table summarizes our net sales for the twenty-six weeks ended August 29, 2015 and August 30, 2014:

	Twenty-Six Weeks Ended
	August 29, 2015	% total	August 30, 2014	% total
TCS net sales	$332,223	90.9%	$324,543	88.5%
Elfa third party net sales	33,092	9.1%	42,142	11.5%
Net sales	$365,315	100.0%	$366,685	100.0%

Net sales in the first half of fiscal 2015 decreased by $1,370, or 0.4%, compared to the first half of fiscal 2014. This decrease is comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended August 30, 2014	$366,685
Incremental net sales increase (decrease) due to:
New stores	12,963
Other stores (including a $7,313, or 39.3%, increase in online sales)	(5,533)
Elfa third party net sales (excluding impact of foreign currency translation)	3
Impact of foreign currency translation on Elfa third party net sales	(9,053)
Services and other	250
Net sales for the twenty-six weeks ended August 29, 2015	$365,315

In the first half of 2015, ten new stores generated $12,963 of incremental sales, seven of which were opened in fiscal 2014 and three of which were opened in the first half of fiscal 2015. The increase in sales generated by new stores was partially offset by a $5,533 decrease in sales from other stores. Elfa third party net sales were negatively impacted by foreign currency translation of $9,053 during the first half of fiscal 2015. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the first half of fiscal 2015 and the first half of fiscal 2014, Elfa third party sales remained consistent as a result of improved sales in Sweden offset by lower sales in Russia and Norway.

Gross profit and gross margin

Gross profit in the first half of fiscal 2015 decreased by $1,365, or 0.6%, compared to the first half of fiscal 2014. The decrease in gross profit was primarily the result of decreased sales. The following table summarizes the gross margin for the first half of fiscal 2015 and fiscal 2014 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014
TCS gross margin	58.0%	58.8%
Elfa gross margin	38.7%	37.9%
Total gross margin	58.3%	58.5%

TCS gross margin decreased by 80 basis points, largely due to the April 2015 introduction of everyday free shipping on orders over $75, a higher response to other promotional offers, and a growing mix of lower-margin service sales during the first half of fiscal 2015 as compared to the first half of fiscal 2014. This was partially offset by the impact of the stronger U.S. dollar. While the introduction of everyday free shipping on orders over $75 has reduced the gross margin rate, the Company believes that increased sales volume associated with the strategy more than offset the related costs. We expect the introduction of everyday free shipping on orders over $75 will continue to impact gross margin for the remainder of fiscal 2015. Elfa segment gross margin improved primarily due to improved production efficiency as a result of investments in automation, as well as a shift in sales mix, partially offset by higher freight costs. On a consolidated basis, gross margin decreased 20 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first half of fiscal 2015 increased by $6,347, or 3.5%, compared to the first half of fiscal 2014. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 190 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the first half of fiscal 2015 and fiscal 2014:

	Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014
	% of net sales	% of net sales
TCS selling, general and administrative	46.3%	43.8%
Elfa selling, general and administrative	5.0%	5.6%
Total selling, general and administrative	51.3%	49.4%

TCS selling, general and administrative expenses increased by 250 basis points as a percentage of total net sales, primarily due to a larger percentage of total net sales coming from the TCS segment, combined with increased investment in store payroll for enhanced sales floor coverage and in the distribution center due to fulfillment of an increased number of orders shipped directly to customers, expected costs incurred related to major initiatives, and an increase in healthcare costs. Fiscal 2015 continues to serve as an investment year for the Company as it takes the necessary steps to support its strategic initiatives. Elfa selling, general and administrative expenses decreased by 60 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment.

Pre-opening costs

Pre-opening costs decreased by $1,470, or 27.5% in the first half of fiscal 2015 to $3,876, as compared to $5,346 in the first half of fiscal 2014. We opened three new stores and relocated one store in the first half of fiscal 2015, and we opened four new stores and relocated one store in the first half of fiscal 2014.

Taxes

The benefit for income taxes in the first half of fiscal 2015 was $1,219 as compared to $452 in the first half of fiscal 2014. The effective tax rate for the first half of fiscal 2015 was 32.6%, as compared to (15.5%) in the first half of fiscal 2014. The increase in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 primarily related to a refund of tax paid in a prior period, the effects of a pre-tax loss in the first half of fiscal 2015, as well as a change in mix between projected domestic and foreign earnings.

Liquidity and Capital Resources

We rely on cash flows from operations, a $75,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $16,520 as of August 29, 2015) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which occurs during our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months.

At August 29, 2015, we had $16,379 of cash and $48,594 of additional availability under the Revolving Credit Facility and approximately $6,539 of additional availability under the 2014 Elfa Revolving Credit Facility.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 29,	August 30,
	2015	2014
Net cash (used in) provided by operating activities	$(10,783)	$11,184
Net cash used in investing activities	(25,177)	(30,911)
Net cash provided by financing activities	27,604	17,296
Effect of exchange rate changes on cash	(259)	(317)
Net decrease in cash	$(8,615)	$(2,748)

Net cash (used in) provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $10,783 for the twenty-six weeks ended August 29, 2015. Non-cash items of $16,240 were offset by a net loss of $2,526 and a net change in operating assets and liabilities of $24,497, primarily due to an increase in merchandise inventory during the twenty-six weeks ended August 29, 2015.

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

Our total capital expenditures for the twenty-six weeks ended August 29, 2015 were $25,847 with new store openings, relocations and existing store remodels accounting for $10,841. We opened three new stores and relocated one store during the first half of fiscal 2015. The remaining capital expenditures of $15,006 were primarily for investments in strategic initiatives, our distribution center and information technology. Additionally, during the thirteen weeks ended August 29, 2015, Elfa received a grant from the Swedish government of $479 related to Elfa’s investment in a Swedish production line that was activated in September 2014.

Our total capital expenditures for the twenty-six weeks ended August 30, 2014 were $30,917 with new store openings, relocations and existing store remodels accounting for the majority of spending at $19,205. We opened four new stores and relocated one store during the first half of fiscal 2014. The remaining capital expenditures of $11,712 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash provided by financing activities was $27,604 for the twenty-six weeks ended August 29, 2015. This included net proceeds of $23,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $7,185 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds from borrowings under the Revolving Credit Facility and 2014 Elfa Revolving Credit Facility were partially offset by payments of $2,640 for repayment of long-term indebtedness. In addition, the Company received proceeds of $59 from the exercise of stock options.

Net cash provided by financing activities was $17,296 for the twenty-six weeks ended August 30, 2014. This included net proceeds of $13,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $6,557 from borrowings under the Elfa Senior Secured Credit Facilities, 2014 Elfa Senior Secured Credit Facilities and a short term credit facility (the “Short Term Credit Facility”, as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) to support higher working capital needs. The net proceeds from borrowings under the Revolving Credit Facility were partially offset by payments of $2,935 for repayment of long-term indebtedness. In addition, the Company received proceeds of $664 from the exercise of stock options.

As of August 29, 2015, we had a total of $48,594 of unused borrowing availability under the Revolving Credit Facility, and $23,000 of borrowings outstanding under the Revolving Credit Facility.

As of August 29, 2015, Elfa had a total of $6,539 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $9,981 of borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

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

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of August 29, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of August 29, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $7,080 as of August 29, 2015) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $16,520 as of August 29, 2015) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $354 as of August 29, 2015) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of

August 29, 2015, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015. As of August 29, 2015, there were no significant changes to any of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of August 29, 2015 has not significantly changed since February 28, 2015. Our market risk profile as of February 28, 2015 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 8, 2015. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 29, 2015.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 29, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Container Store Group, Inc.
(Registrant)

Date: October 7, 2015	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: October 7, 2015	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)