Form 10-Q
period 2015-11-28
Container Store Group, Inc.
filed 2016-01-07
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2015

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

The registrant had 47,986,975 shares of its common stock outstanding as of December 23, 2015.

The Container Store Group, Inc.

Consolidated balance sheets

	November 28,	February 28,	November 29,
	2015	2015	2014

(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$14,571	$24,994	$13,965
Accounts receivable, net	24,170	24,319	24,036
Inventory	109,296	83,724	103,850
Prepaid expenses	8,438	7,895	9,259
Income taxes receivable	1,637	1,698	3,205
Deferred tax assets, net	3,256	3,256	3,967
Other current assets	11,584	11,056	14,589
Total current assets	172,952	156,942	172,871
Noncurrent assets:
Property and equipment, net	175,239	169,053	168,859
Goodwill	202,815	202,815	202,815
Trade names	227,659	229,433	234,557
Deferred financing costs, net	6,540	7,742	8,231
Noncurrent deferred tax assets, net	2,285	1,739	1,055
Other assets	1,703	1,333	1,178
Total noncurrent assets	616,241	612,115	616,695
Total assets	$789,193	$769,057	$789,566

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	November 28,	February 28,	November 29,
	2015	2015	2014

(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$50,435	$48,904	$50,163
Accrued liabilities	57,744	59,891	54,837
Revolving lines of credit	8,415	2,834	10,250
Current portion of long-term debt	5,239	5,319	5,332
Income taxes payable	300	2,188	1,377
Deferred tax liabilities, net	-	-	29
Total current liabilities	122,133	119,136	121,988
Noncurrent liabilities:
Long-term debt	350,950	326,775	348,489
Noncurrent deferred tax liabilities, net	81,200	82,965	84,101
Deferred rent and other long-term liabilities	38,357	38,319	38,657
Total noncurrent liabilities	470,507	448,059	471,247
Total liabilities	592,640	567,195	593,235

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,986,975 shares issued and outstanding at November 28, 2015; 47,983,660 shares issued and outstanding at February 28, 2015; 47,981,512 shares issued and outstanding at November 29, 2014	480	480	480
Additional paid-in capital	856,515	855,322	855,038
Accumulated other comprehensive loss	(20,587)	(18,342)	(10,541)
Retained deficit	(639,855)	(635,598)	(648,646)
Total shareholders’ equity	196,553	201,862	196,331
Total liabilities and shareholders’ equity	$789,193	$769,057	$789,566

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except share and per share amounts)	November 28,	November 29,	November 28,	November 29,
(unaudited)	2015	2014	2015	2014
Net sales	$197,241	$190,922	$562,556	$557,607
Cost of sales (excluding depreciation and amortization)	81,137	77,063	233,299	229,230
Gross profit	116,104	113,859	329,257	328,377
Selling, general, and administrative expenses (excluding depreciation and amortization)	101,949	93,842	289,469	275,015
Stock-based compensation	487	404	1,164	950
Pre-opening costs	2,994	1,597	6,870	6,943
Depreciation and amortization	8,834	7,776	25,249	22,599
Other expenses	-	363	-	1,170
Loss (gain) on disposal of assets	52	(3,879)	64	(3,665)
Income from operations	1,788	13,756	6,441	25,365
Interest expense	4,213	4,265	12,611	12,950
(Loss) income before taxes	(2,425)	9,491	(6,170)	12,415
(Benefit) provision for income taxes	(694)	3,242	(1,913)	2,790
Net (loss) income	$(1,731)	$6,249	$(4,257)	$9,625

Net (loss) income per common share - basic and diluted	$(0.04)	$0.13	$(0.09)	$0.20

Weighted-average common shares outstanding - basic	47,986,975	47,979,581	47,985,298	47,967,566
Weighted-average common shares outstanding - diluted	47,986,975	48,432,143	47,985,298	48,555,828

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28,	November 29,	November 28,	November 29,
(In thousands) (unaudited)	2015	2014	2015	2014
Net (loss) income	($1,731)	$6,249	($4,257)	$9,625
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $159, $(361), $564, and $(584)	248	(560)	874	(946)
Pension liability adjustment	41	87	62	207
Foreign currency translation adjustment	(2,330)	(5,525)	(3,181)	(11,485)
Comprehensive (loss) income	$(3,772)	$251	$(6,502)	$(2,599)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	November 28,	November 29,
(In thousands) (unaudited)	2015	2014
Operating activities
Net (loss) income	$(4,257)	$9,625
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,249	22,599
Stock-based compensation	1,164	950
Excess tax benefit from stock-based compensation	-	(90)
Loss (gain) on disposal of assets	64	(3,665)
Deferred tax (benefit) expense	(2,806)	1,249
Noncash interest	1,460	1,467
Other noncash items	181	-
Changes in operating assets and liabilities:
Accounts receivable	(1,153)	5,101
Inventory	(24,931)	(21,048)
Prepaid expenses and other assets	(1,093)	(460)
Accounts payable and accrued liabilities	3,871	3,149
Income taxes	(1,948)	(4,660)
Other noncurrent liabilities	422	1,447
Net cash (used in) provided by operating activities	(3,777)	15,664

Investing activities
Additions to property and equipment	(36,446)	(40,359)
Proceeds from investment grant	479	-
Proceeds from sale of subsidiary, net	-	3,846
Proceeds from sale of property and equipment	199	935
Net cash used in investing activities	(35,768)	(35,578)

Financing activities
Borrowings on revolving lines of credit	46,222	60,374
Payments on revolving lines of credit	(40,354)	(64,223)
Borrowings on long-term debt	33,000	34,748
Payments on long-term debt	(8,981)	(15,319)
Payment of debt issuance costs	(258)	-
Proceeds from the exercise of stock options	59	704
Excess tax benefit from stock-based compensation	-	90
Net cash provided by financing activities	29,688	16,374

Effect of exchange rate changes on cash	(566)	(541)
Net decrease in cash	(10,423)	(4,081)
Cash at beginning of period	24,994	18,046
Cash at end of period	$14,571	$13,965
Supplemental disclosures of non-cash activities:
Purchases of property and equipment (included in accounts payable)	$2,060	$1,464
Capital lease obligation incurred	$374	$-

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

November 28, 2015

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company. The Container Store, Inc. consists of our retail stores, website and call center, as well as our installation and organizational services business. As of November 28, 2015, The Container Store, Inc. operated 77 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 28 states and the District of Columbia. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended November 28, 2015 are not necessarily indicative of the operating results for the full year. Demand is generally highest in the fourth fiscal quarter due to Our Annual elfa® Sale, and lowest in the first fiscal quarter.

Reclassifications

Certain prior period amounts have been reclassified in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

Recent accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe the implementation of this standard will result in a material impact to its financial statements and will early adopt the guidance at the end of its fourth quarter of fiscal year 2015.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In addition, in August 2015, ASU 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements will include a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a direct deduction from the carrying amount of the Senior Secured Term Loan Facility, while net deferred financing costs related to our Revolving Credit Facility will remain an asset. As of November 28, 2015, the Company had $6,106 of net deferred financing costs related to our Senior Secured Term Loan Facility.

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

2.  Long-term debt and revolving lines of credit

On October 8, 2015, The Container Store, Inc. executed an amendment (“Amendment No. 2”) to its revolving credit facility (the “Revolving Credit Facility”). Under the terms of Amendment No. 2, among other items, (i) the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.’s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt, (ii) the aggregate principal amount of the facility was increased from $75,000 to $100,000, (iii) the interest rate decreased from a range of LIBOR + 1.25% to 1.75% to LIBOR + 1.25% and (iv) the uncommitted incremental revolving facility was increased from $25,000 to $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

As provided in Amendment No. 2, the Revolving Credit Facility will continue to be used for working capital and other general corporate purposes.  Amendment No. 2 allows for swing line advances of up to $15,000 and the issuance of letters of credit of up to $40,000, increased from the previous swing line limits of $7,500 and letter of credit limits of $25,000.

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. The Company capitalized $258 of fees associated with Amendment No. 2 that will be amortized through October 8, 2020.

3. Detail of certain balance sheet accounts

	November 28,	February 28,	November 29,
	2015	2015	2014
Inventory:
Finished goods	$104,538	$79,073	$98,460
Raw materials	4,416	3,501	4,260
Work in progress	342	1,150	1,130
	$109,296	$83,724	$103,850

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$17,569	$20,155	$17,865
Accrued transaction and property tax	11,813	8,503	11,083
Gift cards and store credits outstanding	8,158	7,683	8,192
Unearned revenue	5,603	11,385	3,649
Accrued lease liabilities	4,185	3,920	3,658
Accrued interest	2,345	2,333	2,451
Other accrued liabilities	8,071	5,912	7,939
	$57,744	$59,891	$54,837

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

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(1,731)	$6,249	$(4,257)	$9,625

Denominator:
Weighted-average common shares outstanding — basic	47,986,975	47,979,581	47,985,298	47,967,566
Weighted-average common shares outstanding — diluted	47,986,975	48,432,143	47,985,298	48,555,828

Net (loss) income per common share - basic and diluted	$(0.04)	$0.13	$(0.09)	$0.20

Antidilutive securities not included:
Stock options outstanding	2,907,034	843,581	2,870,248	812,886

5.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $593 and $893 for defined contribution plans in the thirteen weeks ended November 28, 2015 and November 29, 2014, respectively. The Company contributed $1,744 and $2,207 for defined contribution plans in the thirty-nine weeks ended November 28, 2015 and November 29, 2014, respectively.

6.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended November 28, 2015 was 28.6% compared to 34.2% for the thirteen weeks ended November 29, 2014. In the third quarter of fiscal 2015, the effective tax rate fell below the U.S. statutory rate primarily due to the mix of permanently reinvested foreign earnings that are subject to lower foreign tax rates. In the third quarter of fiscal 2014, the effective tax rate fell below the U.S. statutory rate primarily due to a non-taxable gain on the sale of a Norwegian subsidiary and the mix of permanently reinvested foreign earnings that are subject to lower foreign tax rates.

The Company’s effective income tax rate for the thirty-nine weeks ended November 28, 2015 was 31.0% compared to 22.5% for the thirty-nine weeks ended November 29, 2014.  During the first thirty-nine weeks of fiscal 2015, the effective tax rate fell below the U.S. statutory rate primarily due to the mix of permanently reinvested foreign earnings that are subject to lower foreign tax rates. During the first thirty-nine weeks of fiscal 2014, the effective tax rate fell below the U.S. statutory rate primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 related to a refund of tax paid in a prior period, a non-taxable gain on the sale of a Norwegian subsidiary recorded in the third quarter of fiscal 2014, and the mix of permanently reinvested foreign earnings that are subject to lower foreign tax rates.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,598 as of November 28, 2015.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

8.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, are shown below for the thirty-nine weeks ended November 28, 2015:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at February 28, 2015	$(882)	$(1,167)	$(16,293)	$(18,342)

Other comprehensive (loss) income before reclassifications, net of tax	(95)	62	(3,181)	(3,214)
Amounts reclassified to earnings, net of tax	969	-	-	969
Net current period other comprehensive income (loss)	874	62	(3,181)	(2,245)

Balance at November 28, 2015	$(8)	$(1,105)	$(19,474)	$(20,587)

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

During the thirty-nine weeks ended November 28, 2015 and November 29, 2014, the TCS segment used forward contracts for 86% and 49% of inventory purchases in Swedish krona each year, respectively. During the thirty-nine weeks ended November 28, 2015 and November 29, 2014, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $3,580 and $3,500, which represented 58% and 70% of the Elfa segment’s U.S. dollar purchases each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended November 28, 2015 and November 29, 2014. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the thirty-nine weeks ended November 28, 2015, the Company recognized a net unrealized loss of $181 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had $8 in accumulated other comprehensive loss related to foreign currency hedge instruments at November 28, 2015, all of which represents a loss for settled foreign currency hedge instruments related to inventory on hand as of November 28, 2015. The Company expects the loss of $8, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of November 28, 2015, February 28, 2015 and November 29, 2014, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency forward contracts consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s foreign currency forward contract activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			November 28,	February 28,	November 29,
Description		Balance Sheet Location	2015	2015	2014
Assets
Nonqualified retirement plan	Level 2	Other current assets	$4,124	$3,951	$3,955
Foreign currency forward contracts	Level 2	Other current assets	290	486	-
Total assets			$4,414	$4,437	$3,955
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	4,132	3,966	3,962
Foreign currency hedge instruments	Level 2	Accrued liabilities	-	315	641
Total liabilities			$4,132	$4,281	$4,603

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of November 28, 2015, February 28, 2015 and November 29, 2014, the estimated fair value of the Company’s long-term debt, including current maturities, was $339,474, $327,830, and $349,545, respectively.

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

			Corporate/
Thirteen Weeks Ended November 28, 2015	TCS	Elfa	Other	Total
Net sales to third parties	$177,638	$19,603	$-	$197,241
Intersegment sales	-	21,147	(21,147)	-
Interest expense, net	-	76	4,137	4,213
Income (loss) before taxes	1,951	4,268	(8,644)	(2,425)
Assets(1)	650,223	104,937	34,033	789,193

			Corporate/
Thirteen Weeks Ended November 29, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$168,468	$22,454	$-	$190,922
Intersegment sales	-	24,776	(24,776)	-
Interest expense, net	2	130	4,133	4,265
Income (loss) before taxes(2)	9,161	10,207	(9,877)	9,491
Assets(1)	638,235	125,925	25,406	789,566

			Corporate/
Thirty-Nine Weeks Ended November 28, 2015	TCS	Elfa	Other	Total
Net sales to third parties	$509,861	$52,695	$-	$562,556
Intersegment sales	-	40,155	(40,155)	-
Interest expense, net	6	269	12,336	12,611
Income (loss) before taxes	11,114	3,240	(20,524)	(6,170)
Assets(1)	650,223	104,937	34,033	789,193

			Corporate/
Thirty-Nine Weeks Ended November 29, 2014	TCS	Elfa	Other	Total
Net sales to third parties	$493,011	$64,596	$-	$557,607
Intersegment sales	-	45,924	(45,924)	-
Interest expense, net	14	537	12,399	12,950
Income (loss) before taxes(2)	24,500	10,245	(22,330)	12,415
Assets(1)	638,235	125,925	25,406	789,566

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report, including without limitation statements regarding factors expected to impact gross margin; anticipated effects of investment in our strategic initiatives; and liquidity, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that we will not achieve the anticipated results of our strategic initiatives; our dependence on a single distribution center for all of our stores; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2015.

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

We follow a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week “month” and two four-week “months”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to February 28. Fiscal 2015 ends on February 27, 2016, fiscal 2014 ended on February 28, 2015 and fiscal 2013 ended on March 1, 2014. The third quarter of fiscal 2015 ended on November 28, 2015 and the third quarter of fiscal 2014 ended on November 29, 2014, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•      The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of November 28, 2015, we operated 77 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 28 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through an omnichannel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters in Coppell, Texas.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Net sales	$197,241	$190,922	$562,556	$557,607
Cost of sales (excluding depreciation and amortization)	81,137	77,063	233,299	229,230
Gross profit	116,104	113,859	329,257	328,377
Selling, general, and administrative expenses (excluding depreciation and amortization)	101,949	93,842	289,469	275,015
Stock-based compensation*	487	404	1,164	950
Pre-opening costs*	2,994	1,597	6,870	6,943
Depreciation and amortization	8,834	7,776	25,249	22,599
Other expenses	-	363	-	1,170
Loss (gain) on disposal of assets	52	(3,879)	64	(3,665)
Income from operations	1,788	13,756	6,441	25,365
Interest expense	4,213	4,265	12,611	12,950
(Loss) income before taxes	(2,425)	9,491	(6,170)	12,415
(Benefit) provision for income taxes	(694)	3,242	(1,913)	2,790
Net (loss) income	$(1,731)	$6,249	$(4,257)	$9,625

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.1%	40.4%	41.5%	41.1%
Gross profit	58.9%	59.6%	58.5%	58.9%
Selling, general and administrative expenses (excluding depreciation and amortization)	51.7%	49.2%	51.5%	49.3%
Stock-based compensation*	0.2%	0.2%	0.2%	0.2%
Pre-opening costs*	1.5%	0.8%	1.2%	1.2%
Depreciation and amortization	4.5%	4.1%	4.5%	4.1%
Other expenses	0.0%	0.2%	0.0%	0.2%
Loss (gain) on disposal of assets	0.0%	(2.0%)	0.0%	(0.7%)
Income from operations	0.9%	7.2%	1.1%	4.5%
Interest expense	2.1%	2.2%	2.2%	2.3%
(Loss) income before taxes	(1.2%)	5.0%	(1.1%)	2.2%
(Benefit) provision for income taxes	(0.4%)	1.7%	(0.3%)	0.5%
Net (loss) income	(0.9%)	3.3%	(0.8%)	1.7%
Operating data:
Comparable store sales*(1)	0.5%	(3.5%)	0.0%	(1.6%)
Number of stores open at end of period*	77	69	77	69
Non-GAAP measures(2):
Adjusted EBITDA(3)	$13,833	$23,398	$38,382	$56,978
Adjusted net (loss) income(4)	$(1,731)	$3,207	$(4,257)	$4,744
Adjusted net (loss) income per common share - diluted(4)	$(0.04)	$0.07	$(0.09)	$0.10

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

A reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Net income (loss)	$(1,731)	$6,249	$(4,257)	$9,625
Depreciation and amortization	8,834	7,776	25,249	22,599
Interest expense, net	4,213	4,265	12,611	12,950
Income tax provision (benefit)	(694)	3,242	(1,913)	2,790
EBITDA	10,622	21,532	31,690	47,964
Pre-opening costs*(a)	2,994	1,597	6,870	6,943
Noncash rent*(b)	(462)	(397)	(1,588)	53
Stock-based compensation*(c)	487	404	1,164	950
Foreign exchange (gains) losses+(d)	168	(121)	187	(172)
Other adjustments(e)	24	383	59	1,240
Adjusted EBITDA	$13,833	$23,398	$38,382	$56,978

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

A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share - diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Numerator:
Net (loss) income available to common shareholders	$(1,731)	$6,249	$(4,257)	$9,625
Distributions accumulated to preferred shareholders	-	-	-	-
IPO-related stock-based compensation	-	-	-	-
IPO costs	-	-	-	-
Restructuring charges	-	-	-	-
Goodwill and trade name impairment	-	-	-	-
Gain on disposal of subsidiary and real estate+(a)	-	(3,830)	-	(3,830)
Loss on extinguishment of debt	-	-	-	-
Certain taxes(b)	-	788	-	(1,051)
Adjusted net (loss) income	$(1,731)	$3,207	$(4,257)	$4,744

Denominator:
Weighted average common shares outstanding – diluted	47,986,975	48,432,143	47,985,298	48,555,828

Adjusted net (loss) income per common share - diluted	$(0.04)	$0.07	$(0.09)	$0.10

(a)                                 Gain recorded as a result of the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa’s restructuring efforts in fiscal 2012, as well as the sale of a building at Elfa in the third quarter of fiscal 2014, which we do not consider in our evaluation of ongoing performance.

(b)                                 Tax impact of adjustments to net income (loss), as well as other unusual or infrequent tax items, including the impact of a $1.8 million reduction in tax expense recorded in fiscal 2014 primarily related to a refund of tax paid in a prior period, which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended November 28, 2015 Compared to Thirteen Weeks Ended November 29, 2014

Net sales

The following table summarizes our net sales for the thirteen weeks ended November 28, 2015 and November 29, 2014:

	Thirteen Weeks Ended

	November 28, 2015	% total	November 29, 2014	% total
TCS net sales	$177,638	90.1%	$168,468	88.2%
Elfa third party net sales	19,603	9.9%	22,454	11.8%
Net sales	$197,241	100.0%	$190,922	100.0%

Net sales in the thirteen weeks ended November 28, 2015 increased by $6,319, or 3.3%, compared to the thirteen weeks ended November 29, 2014. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended November 29, 2014	$190,922
Incremental net sales increase (decrease) due to:
New stores	9,766
Other stores (including a $6,074, or 63.0%, increase in online sales)	(767)
Elfa third party net sales (excluding impact of foreign currency translation)	486
Impact of foreign currency translation on Elfa third party net sales	(3,337)
Services and other	171
Net sales for the thirteen weeks ended November 28, 2015	$197,241

In the third quarter of fiscal 2015, eleven new stores generated $9,766 of incremental sales, four of which were opened in fiscal 2014 and seven of which were opened in fiscal 2015. The increase in sales generated by new stores was partially offset by a $767 decrease in sales from other stores. Elfa third party net sales were negatively impacted by foreign currency translation of $3,337 during the third quarter. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the third quarter of fiscal 2015 and the third quarter of fiscal 2014, Elfa third party net sales increased $486 primarily due to improved sales in Sweden and Norway partially offset by lower sales in Russia.

Gross profit and gross margin

Gross profit in the thirteen weeks ended November 28, 2015 increased by $2,245, or 2.0%, compared to the thirteen weeks ended November 29, 2014. The increase in gross profit was primarily the result of increased sales, partially offset by a decline in consolidated gross margin. The following table summarizes the gross margin for the third quarter of fiscal 2015 and fiscal 2014 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirteen Weeks Ended

	November 28, 2015	November 29, 2014
TCS gross margin	57.7%	58.9%
Elfa gross margin	39.3%	39.0%
Total gross margin	58.9%	59.6%

TCS gross margin decreased by 120 basis points, largely due to the April 2015 introduction of everyday free shipping on orders over $75, increased sales of elfa® product during the annual Shelving Sale promotion, increased sales related to other promotional activities, and a growing mix of lower-margin service sales (such as installation and organization services) during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. This was partially offset by the positive impact of the stronger U.S. dollar. While the introduction of everyday free shipping on orders over $75 has reduced the gross margin rate, the Company believes that increased sales volume associated with the strategy continued to more than offset the related costs. We expect the introduction of everyday free shipping on orders over $75, the growing mix of lower-margin service sales, and the impact of the stronger dollar will continue to impact gross margin for the remainder of fiscal 2015. Elfa segment gross margin improved primarily due to lower direct materials costs, as well as a shift in sales mix, partially offset by increased freight costs. On a consolidated basis, gross margin decreased 70 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended November 28, 2015 increased by $8,107, or 8.6%, compared to the thirteen weeks ended November 29, 2014. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 250 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the third quarter of fiscal 2015 and fiscal 2014:

	Thirteen Weeks Ended

	November 28, 2015	November 29, 2014
	% of net sales	% of net sales
TCS selling, general and administrative	46.5%	43.8%
Elfa selling, general and administrative	5.2%	5.4%
Total selling, general and administrative	51.7%	49.2%

TCS selling, general and administrative expenses increased by 270 basis points as a percentage of total net sales. The increase was primarily due to a larger percentage of total net sales coming from the TCS segment, combined with costs incurred related to strategic initiatives, increased investment in store payroll for enhanced sales floor coverage and distribution center payroll due to fulfillment of an increased number of orders shipped directly to customers, an increase in healthcare costs, and one-time storage costs incurred in connection with a distribution center automation project. Fiscal 2015 continues to serve as an investment year for the Company as it takes the necessary steps to support its strategic initiatives. We expect the increased distribution center payroll and increased healthcare costs will continue to impact selling, general and administrative expenses for the remainder of fiscal 2015. Elfa selling, general and administrative expenses decreased by 20 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment, partially offset by increased sales and marketing costs, and increased warehousing costs.

Pre-opening costs

Pre-opening costs increased by $1,397, or 87.5%, in the thirteen weeks ended November 28, 2015 to $2,994, as compared to $1,597 in the thirteen weeks ended November 29, 2014. We opened four new stores in the third quarter of fiscal 2015, and we opened two new stores in the third quarter of fiscal 2014.

Depreciation and amortization

Depreciation and amortization increased by $1,058, or 13.6%, in the thirteen weeks ended November 28, 2015 to $8,834, as compared to $7,776 in the thirteen weeks ended November 29, 2014. The increase in depreciation and amortization is primarily related to the increase in the number of stores.

Loss (gain) on disposal of assets

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

Taxes

The benefit for income taxes in the thirteen weeks ended November 28, 2015 was $694 as compared to a provision of $3,242 in the thirteen weeks ended November 29, 2014. The effective tax rate for the third quarter of fiscal 2015 was 28.6%, as compared to 34.2% in the third quarter of fiscal 2014. The decrease in the effective tax rate is primarily due to a pre-tax loss in the third quarter of 2015 as compared to pre-tax income in the third quarter of 2014, combined with a shift in the mix of projected domestic and foreign earnings. These amounts are partially offset by a reduction to the tax rate in the third quarter of 2014 resulting from a non-taxable gain on the sale of a Norwegian subsidiary.

Thirty-Nine Weeks Ended November 28, 2015 Compared to Thirty-Nine Weeks Ended November 29, 2014

Net sales

The following table summarizes our net sales for the thirty-nine weeks ended November 28, 2015 and November 29, 2014:

	Thirty-Nine Weeks Ended

	November 28, 2015	% total	November 29, 2014	% total
TCS net sales	$509,861	90.6%	$493,011	88.4%
Elfa third party net sales	52,695	9.4%	64,596	11.6%
Net sales	$562,556	100.0%	$557,607	100.0%

Net sales in the thirty-nine weeks ended November 28, 2015 increased by $4,949, or 0.9%, compared to the thirty-nine weeks ended November 29, 2014. This increase is comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended November 29, 2014	$557,607
Incremental net sales increase (decrease) due to:
New stores	22,729
Other stores (including a $14,298, or 56.0%, increase in online sales)	(6,300)
Elfa third party net sales (excluding impact of foreign currency translation)	489
Impact of foreign currency translation on Elfa third party net sales	(12,390)
Services and other	421
Net sales for the thirty-nine weeks ended November 28, 2015	$562,556

In the thirty-nine weeks ended November 28, 2015, fourteen new stores generated $22,729 of incremental sales, seven of which were opened in fiscal 2014 and seven of which were opened in the first thirty-nine weeks of fiscal 2015. The increase in sales generated by new stores was partially offset by a $6,300 decrease in sales from other stores. Elfa third party net sales were negatively impacted by foreign currency translation of $12,390 during the thirty-nine weeks ended November 28, 2015. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the fiscal 2015 period and the fiscal 2014 period, Elfa third party net sales remained consistent as a result of improved sales in Sweden offset by lower sales in Russia and Norway.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended November 28, 2015 increased by $880, or 0.3%, compared to the thirty-nine weeks ended November 29, 2014. The increase in gross profit was primarily the result of increased sales. The following table summarizes the gross margin for the thirty-nine weeks ended November 28, 2015 and November 29, 2014 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Thirty-Nine Weeks Ended

	November 28, 2015	November 29, 2014
TCS gross margin	57.9%	58.8%
Elfa gross margin	38.9%	38.4%
Total gross margin	58.5%	58.9%

TCS gross margin decreased by 90 basis points, largely due to the April 2015 introduction of everyday free shipping on orders over $75, increased promotional sales of elfa® product, including sales of elfa® product during the annual Shelving Sale promotion in the third quarter of fiscal 2015, a higher response to other promotional activities, and a growing mix of lower-margin service sales (such as installation and organization) during the thirty-nine weeks ended November 28, 2015 as compared to the thirty-nine weeks ended November 29, 2014. This was partially offset by the positive impact of the stronger U.S. dollar. While the introduction of everyday free shipping on orders over $75 has reduced the gross margin rate, the Company believes that increased sales volume associated with the strategy continued to more than offset the related costs. We expect the introduction of everyday free shipping on orders over $75, the growing mix of lower-margin service sales, and the impact of the stronger dollar will continue to impact gross margin for the remainder of fiscal 2015. Elfa segment gross margin improved primarily due to improved production efficiency as a result of investments in automation, as well as a shift in sales mix, partially offset by higher freight costs. On a consolidated basis, gross margin decreased 40 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended November 28, 2015 increased by $14,454, or 5.3%, compared to the thirty-nine weeks ended November 29, 2014. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 220 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the thirty-nine weeks ended November 28, 2015 and the thirty-nine weeks ended November 29, 2014:

	Thirty-Nine Weeks Ended

	November 28, 2015	November 29, 2014
	% of net sales	% of net sales
TCS selling, general and administrative	46.4%	43.8%
Elfa selling, general and administrative	5.1%	5.5%
Total selling, general and administrative	51.5%	49.3%

TCS selling, general and administrative expenses increased by 260 basis points as a percentage of total net sales, primarily due to a larger percentage of total net sales coming from the TCS segment, combined with costs incurred related to major initiatives, increased investment in store payroll for enhanced sales floor coverage and distribution center payroll due to fulfillment of an increased number of orders shipped directly to customers, and an increase in healthcare costs. Fiscal 2015 continues to serve as an investment year for the Company as it takes the necessary steps to support its strategic initiatives. We expect the increased distribution center payroll and increased healthcare costs will continue to impact selling, general and administrative expenses for the remainder of fiscal 2015. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment, partially offset by increased sales and marketing costs, and increased warehousing costs.

Pre-opening costs

Pre-opening costs decreased by $73, or 1.1% in the thirty-nine weeks ended November 28, 2015 to $6,870, as compared to $6,943 in the thirty-nine weeks ended November 29, 2014. We opened seven new stores and relocated one store in the thirty-nine weeks ended November 28, 2015, and we opened six new stores and relocated one store in the thirty-nine weeks ended November 29, 2014.

Depreciation and amortization

Depreciation and amortization increased by $2,650, or 11.7%, in the thirteen weeks ended November 28, 2015 to $25,249, as compared to $22,599 in the thirteen weeks ended November 29, 2014. The increase in depreciation and amortization is primarily related to the increase in the number of stores.

Loss (gain) on disposal of assets

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

Taxes

The benefit for income taxes in the thirty-nine weeks ended November 28, 2015 was $1,913 as compared to a provision of $2,790 in the thirty-nine weeks ended November 29, 2014. The effective tax rate for the thirty-nine weeks ended November 28, 2015 was 31.0%, as compared to 22.5% in the thirty-nine weeks ended November 29, 2014. The increase in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 primarily related to a refund of tax paid in a prior period, the effects of a year-to-date fiscal 2015 pre-tax loss, a non-taxable gain on the sale of a Norwegian subsidiary recorded in the third quarter of fiscal 2014, as well as a change in mix between projected domestic and foreign earnings.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $16,054 as of November 28, 2015) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is seasonal as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual elfa® Sale which occurs during our fourth fiscal quarter. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months.

At November 28, 2015, we had $14,571 of cash and $62,873 of additional availability under the Revolving Credit Facility and approximately $7,639 of additional availability under the 2014 Elfa Revolving Credit Facility.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 28,	November 29,
	2015	2014
Net cash (used in) provided by operating activities	$(3,777)	$15,664
Net cash used in investing activities	(35,768)	(35,578)
Net cash provided by financing activities	29,688	16,374
Effect of exchange rate changes on cash	(566)	(541)
Net decrease in cash	$(10,423)	$(4,081)

Net cash (used in) provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $3,777 for the thirty-nine weeks ended November 28, 2015. Non-cash items of $25,312 were offset by a net loss of $4,257 and a net change in operating assets and liabilities of $24,832, primarily due to an increase in merchandise inventory during the thirty-nine weeks ended November 28, 2015.

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

Our total capital expenditures for the thirty-nine weeks ended November 28, 2015 were $36,446 with new store openings, relocations and existing store remodels accounting for $15,539. We opened seven new stores and relocated one store during the thirty-nine weeks ended November 28, 2015. The remaining capital expenditures of $20,907 were primarily for investments in strategic initiatives, our distribution center and information technology.

Additionally, during the thirty-nine weeks ended November 28, 2015, Elfa received a grant from the Swedish government of $479 related to Elfa’s investment in a Swedish production line that was activated in September 2014.

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

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2014 Elfa Revolving Credit Facility.

Net cash provided by financing activities was $29,688 for the thirty-nine weeks ended November 28, 2015. This included net proceeds of $28,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $5,868 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds from borrowings under the Revolving Credit Facility and 2014 Elfa Revolving Credit Facility were partially offset by payments of $3,981 for repayment of long-term indebtedness. In addition, the Company paid $258 of fees associated with the amendment to the Revolving Credit Facility (“Amendment No. 2”) and received proceeds of $59 from the exercise of stock options.

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

As of November 28, 2015, we had a total of $62,873 of unused borrowing availability under the Revolving Credit Facility, and $28,000 of borrowings outstanding under the Revolving Credit Facility.

As of November 28, 2015, Elfa had a total of $7,639 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $8,415 of borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

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

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of November 28, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a $75,000 asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility accrued interest at LIBOR+1.25% to 1.75%, subject to adjustment based on average daily excess availability over the preceding quarter, and the maturity date was April 6, 2017.

On October 8, 2015, The Container Store, Inc. executed an amendment to the Revolving Credit Facility (“Amendment No. 2”). Under the terms of Amendment No. 2, among other items, (i) the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.’s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt, (ii) the aggregate principal amount of the facility was increased from $75,000 to $100,000, (iii) the interest rate decreased from a range of LIBOR + 1.25% to 1.75% to LIBOR + 1.25% and (iv) the uncommitted incremental revolving facility was increased from $25,000 to $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

As provided in Amendment No. 2, the Revolving Credit Facility will continue to be used for working capital and other general corporate purposes. Amendment No. 2 allows for swing line advances of up to $15,000 and the issuance of letters of credit of up to $40,000, increased from the previous swing line limits of $7,500 and letter of credit limits of $25,000.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of November 28, 2015, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $6,880 as of November 28, 2015) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $16,054 as of November 28, 2015) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $344 as of November 28, 2015) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of November 28, 2015, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015. As of November 28, 2015, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no significant changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the SEC on May 8, 2015, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of November 28, 2015 has not significantly changed since February 28, 2015. Our market risk profile as of February 28, 2015 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 8, 2015. See Note 9 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 28, 2015.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended November 28, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Amendment No. 2 to Credit Agreement, dated as of October 8, 2015, by and among The Container Store, Inc., as borrower, JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, Wells Fargo Bank, National Association, as lender, and the guarantors party thereto.	8-K	001-36161	10.1	10/9/15

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation					*

*                                          Filed herewith.

**                                        Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.
(Registrant)

Date: January 7, 2016	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: January 7, 2016	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)