Form 10-K
period 2016-02-27
Container Store Group, Inc.
filed 2016-05-10
CIK 1411688

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         As of August 28, 2015, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $285,096,211. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

         As of April 22, 2016, the number of shares of common stock outstanding was 47,986,975.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements related to: anticipated effects of the change in our fiscal year end, anticipated financial performance, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and relocations, expectations regarding key growth initiatives, expectations regarding impact of marketing and expense savings programs, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

        The following discussion contains references to fiscal 2016, fiscal 2015, fiscal 2014, and fiscal 2013, which represent our fiscal years ending April 1, 2017, February 27, 2016, February 28, 2015, and March 1, 2014, respectively.

Change in Fiscal Year

        On March 30, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end from the 52- or 53-week period ending on the Saturday closest to February 28 to the 52- or 53-week period ending on the Saturday closest to March 31. The fiscal year change is effective beginning with the Company's 2016 fiscal year, which began April 3, 2016 and will end April 1, 2017 (the "New Fiscal Year"). As a result of the change, the Company had a March 2016 fiscal month transition period which began February 28, 2016 and ended April 2, 2016. The results of the transition period are expected to be reported in the Company's Form 10-Q to be filed for the first quarter of the New Fiscal Year, which will end on July 2, 2016, and in the Company's Form 10-K to be filed for the New Fiscal Year. Because the fiscal year change was not effective until after the completion of the Company's 2015 fiscal year, the financial and other information reported herein continues to be reported based on the Company's prior fiscal year.

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

        We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the "IPO"). Our common stock now trades on the New York Stock Exchange ("NYSE") under the symbol "TCS." In fiscal 2015, we generated net sales of $794.6 million. Today our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation and organizational services business. We operate 79 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 28 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas. In fiscal 2015, TCS had net sales of $724.1 million, which represented approximately 91% of our total net sales.

  •
  Elfa, The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa's shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 40% of Elfa's total sales in fiscal 2015. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2015, the Elfa segment had $70.6 million of third party net sales, which represented approximately 9% of our total net sales.

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

        On March 30, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. The fiscal year change became effective beginning with the Company's 2016 fiscal year, which began on April 3, 2016 and will end on April 1, 2017 (the "New Fiscal Year"). As a result of the change, the Company had a March 2016 fiscal month transition period from February 28, 2016 to April 2, 2016. The results of the transition period are expected to be reported in the Company's Form 10-Q to be filed for the first quarter of the New Fiscal Year, which will end on July 2, 2016, and in the Company's Form 10-K to be filed for the New Fiscal Year.

Our Unique Product Mix and Distinctive Vendor Relationships

        We merchandise more than 11,000 products in each of our stores and online and well over half of our sales come from exclusive or proprietary products. Each year, we introduce approximately 2,000 new SKUs on average into the assortment. Additionally, we execute a solutions-based (versus items-based) approach to selling through our highly trained salespeople. We believe by selling solutions made up of exclusive proprietary products that you simply can't find anywhere else, it helps to differentiate us from competition.

        Our stores are typically organized into 16 distinct lifestyle departments. The products sold in each department are as follows:

Lifestyle departments	Select products
Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage
Box	Corrugated Boxes, Packing Material, Tape, Storage Bags, Specialty Boxes
Closet	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks
Collections	Media Storage, Photo Storage, Display, Small Craft and Parts Organizers
Containers	Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers
Custom Closets
Includes elfa® collection of Wall and Door Rack Systems, Drawer Systems and Accessories, Ventilated and Solid Shelving Systems, Utility and Garage Systems and TCS Closets™, an exclusive luxury solid closet system with drawers, integrated lighting and accessories
Food Storage	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage
Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes
Hooks	Wall Mounted, Self Adhesive, Magnetic, Overdoor, Removable
Kitchen	Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers
Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools
Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards
Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs

Lifestyle departments	Select products
Storage	Drawers, Boxes and Bins, Totes, Crates, Carts
Trash	Recycle Bins, Wastebaskets, Open Cans, Step-on Cans, Bags
Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

        We strive to form meaningful, long-lasting relationships with more than 800 vendors from around the world. We have been developing and refining our distinctive relationship-focused approach to our vendors for over 37 years. We do not view vendor negotiations, or any business relationship, as a zero-sum game, but rather as an opportunity to creatively craft mutually beneficial relationships, which we believe has fostered a unique sense of loyalty among our vendors. Seventeen of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. Our strong vendor relationships benefit us in a number of ways, including an increased number of exclusive products, competitive pricing and favorable payment terms. We estimate that over half of our net sales in fiscal 2015 were generated from merchandise exclusive to The Container Store.

        For the TCS segment, our top 10 vendors, excluding Elfa, accounted for less than 29% of our total purchases in fiscal 2015. Approximately 17% of our fiscal 2015 TCS segment purchases were attributed to intercompany purchases from our Elfa segment. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors. Accordingly, we generally operate without any contractual assurances of continued supply, pricing or access to new products. Further, due to our vertical integration of Elfa, we have control over the sourcing and availability of our best selling and highest margin product, elfa®. We are the exclusive distributor of elfa® products in the United States. Each of our stores includes an elfa® Custom Design Center where our highly trained experts can assist customers in designing and installing a customized storage solution. In fiscal 2015, the elfa® department represented approximately $176.0 million, or approximately 24%, of TCS net sales, which included approximately $130.4 million of elfa® Custom Design Center net sales with an average ticket of $650.

Key Growth Initiatives

Driving comparable store sales growth:

        We believe we can grow our comparable store sales by continuing to provide a differentiated shopping experience through our solutions-based selling approach, new product and service introductions and well-maintained stores. In fiscal year 2015, we continued to focus on three key initiatives as we position our company for sustained long-term growth.

  •
  TCS Closets ™:  We completed the rollout of our line of custom, luxury closets to all stores in fiscal 2015. We continue to believe that TCS Closets provides a unique opportunity to drive comparable store sales through higher average ticket. The rollout included a complete remodel of the custom closet department featuring new displays for TCS Closets and elfa®. TCS Closets average ticket has exceeded $10,000 since launching the new product line. We offer the complete solution—not just the closet, but the full array of closet organization products that accompany the closet, as well as a national footprint with millions of customers coming through the door each year. We believe that selling closets is our core competency and that there is no other comparable retailer executing this high ticket, high quality, custom closet business. The initial focus for TCS Closets has been the closet, but based on customer demand and current trends, we intend to expand our offering of TCS Closets solutions to other areas of the home. We believe that we have a unique strategic position that allows us to meaningfully increase overall average ticket with our focus on custom closets, and with our highly trained and experienced sales force, which has been selling proprietary, custom-designed elfa® product solutions for over 37 years. Additionally, we have plans to implement a new customer financing program, with a planned launch in fiscal 2016, which is a key component of our focus on custom closets.

  •
  Contained Home ™:  We concluded the rollout of Contained Home™ to all stores in fiscal 2015. The in-home, customized design and organization service where expert organizers come directly into customers' homes continues to see an average ticket in excess of $2,500 as of February 27, 2016.

  •
  POP! Perfectly Organized Perks ®:  As of February 27, 2016, our customer frequency program has reached more than 3.3 million customer enrollments. We leverage this program to drive traffic and sales through one-on-one, customized connections, offers and conversations with these loyal customers.

Expanding our store base:

        We believe that our expansion opportunities in the United States are significant and that we have a long runway of growth to more than 300 stores. The rate of future store additions in any particular period is inherently uncertain and is subject to numerous factors that are outside of the Company's control. As a result, we do not currently have an anticipated time frame for such expansion. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 79 stores extends to 28 states and the District of Columbia. We opened a total of ten new stores (including one relocation) in the 2015 fiscal year and we expect to open a total of eight new stores (including one relocation) in the 2016 fiscal year. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future. Our new store opening execution strategy involves a strategic formula of hiring, training, marketing, and public relations and culminates in a multi-day grand opening celebration in partnership with a local charity. This distinctive approach enables our new stores to deliver strong sales volume more quickly.

Enhancing our customer experience:

        We are a multi-channel retailer, with a fully-integrated website, responsive mobile site, and call center to complement our physical stores. Our website, www.containerstore.com, is intended to replicate the store experience offering the same product assortment and real time inventory information for our stores, as well as certain products found exclusively online. In April 2015, we launched free shipping on orders over $75 to enhance our multi-channel customer experience. Additionally, our customers are able to purchase online and pick up at a store, with curbside pick-up in most markets, or request same-day home delivery in select markets. The website, mobile site, and call center sales channels accounted for an aggregate of approximately 14.0% of TCS net sales in fiscal 2015.

        Knowing many of our customers utilize our website for research before visiting our stores, we continue to create opportunities to further improve the customer experience by creating cohesive marketing campaigns, which extend across all channels—digital and offline. We are able to enhance the customer's experience and deepen loyalty by creating these consistent, relevant messages, regardless of which channel is being used. We aim to continuously create more capabilities throughout the length of the shopping experience by synergistically combining the strengths of each channel—online, mobile and in-store. As a result, customer loyalty is enhanced through a more engaging experience having a wider variety of convenient shopping options, each executed consistently with excellence.

 What We Stand For—Organization with Heart

        The Container Store has been getting people organized for more than 37 years, and since 1978, we've also been running our business guided by our values-based set of principles. Back then, we just called it doing business. Today, we're proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like-minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. Businesses that practice Conscious Capitalism® have leaders who "walk the talk" by developing and nurturing a conscious culture. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, community and shareholders—is the right thing to do.

        Consistent with our commitment to Conscious Capitalism, we believe that happy employees lead directly to better performance and higher profits. We believe in putting employees first and staying true to our seven Foundation Principles™—simple business philosophies that guide each decision we make. One of those Foundation Principles is 1 Great Person = 3 Good People in terms of business productivity—that's our hiring philosophy. In fact, in fiscal 2015, we hired only 5% of job applicants. Our employee-first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. In fact, full-time store employees receive more than 260 hours of formal training in their first year alone—significantly higher than industry average. Our stores offer flexible work schedules, comprehensive benefits and above industry average compensation to both full-time and part-time employees. As a result, TCS has an average full-time employee turnover rate of approximately 10% annually, significantly below the retail average. It's for these reasons and more that The Container Store has been named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® 17 years in a row.

        As of February 27, 2016, we had approximately 5,300 employees, of which approximately 4,700 were TCS employees and approximately 600 were Elfa employees. Of the 4,700 TCS employees, approximately 3,000 were part-time employees.

        You can learn about our Foundation Principles® and Conscious Capitalism® on our blog, www.whatwestandfor.com. The information contained on our blog is not incorporated by reference into this Annual Report on Form 10-K.

Distribution

        In the TCS segment, substantially all of our merchandise flows through a centralized distribution center prior to transport to our retail stores. Our distribution center is co-located with our corporate offices in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 78,000 square feet of corporate office space and approximately 1 million square feet of warehouse space.

        Our Coppell, Texas distribution center is utilized for retail store replenishment and direct-to-customer orders. With the exception of the Dallas / Fort Worth market, we utilize third party truckload carriers to transport all of our products to our stores. We utilize best in class logistics technology to optimize operations and current processes for picking, packing and shipping while providing a strong foundation for future growth. We believe our enhanced distribution and supply chain operations allow us to distribute merchandise to our stores and customers in an efficient and cost-effective manner, improving our customer's overall buying experience. We continue to strengthen our distribution center with ongoing process and material handling improvements in order to achieve even greater efficiencies in service levels and the management of our inventory. This includes automation improvements to enhance our store fulfillment and customer delivery logistics performance.

        Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. We believe that the size and scalability of the distribution center is sufficient to support our future expansion over the next 2 to 3 years. We are currently considering the need for a second distribution center in the longer term.

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

Competition

        We operate within the storage and organization category which extends across many retail segments including housewares, office supplies and travel, among many others. Our category of retail is highly fragmented and we are the only national retailer solely devoted to it. However, storage and organization products are sold by a variety of retailers, including mass merchants and specialty retail chains that devote a smaller portion of their merchandise assortment to storage and organization than our stores, and internet-based retailers. Some of these retailers are larger and have greater financial, marketing and other resources than The Container Store. We compete with such retailers on the basis of vendor relationships, product selection, product quality, brand recognition, price, customer service, convenience, effective consumer marketing and promotional activities, and the ability to identify and satisfy emerging consumer preferences, among other things. We believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of product assortment compare favorably to those of our competitors.

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on December 24th and runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years, although we expect this percentage to decrease as a result of the change in our fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31, effective beginning with the 2016 fiscal year. For more information regarding our use of adjusted net income, and a reconciliation of adjusted net income to the GAAP financial measure of net income (loss) available to common shareholders, see "Item 6: Selected Financial and Operating Data."

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

        Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending generally and for discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, a decrease in home purchases may lead to decreased consumer spending on home-related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. In particular, consumer purchases of discretionary items, such as our elfa® and TCS Closets™ closet systems, tend to decline during recessionary periods when disposable income is lower.

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

        We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas. Our stores are leased from third parties and generally have an initial term of ten to fifteen years. Many of our lease agreements also have additional five-year renewal options and certain leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of sales, or "percentage rent," if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

        Our comparable store sales have fluctuated significantly in the past based on a number of economic, seasonal, and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2011, our quarterly comparable store sales growth has ranged from a decrease of 3.5% to an increase of 8.8%. This variability could cause our comparable store sales to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock. Our comparable store sales growth could vary for many reasons, including the impact of new stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing locations, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any prior year of above-average sales results.

We are undertaking a number of significant business initiatives at the same time and if these initiatives are not successful, they may have a negative impact on our operating results.

        We are rapidly increasing the number of our stores and undertaking several business initiatives, such as Contained HomeTM, our in-home, customized design and organization service, POP! Perfectly Organized Perks®, our customer frequency program, and TCS ClosetsTM, our exclusive collection of solid, custom-built closet solutions. We may incur costs for these initiatives before we realize any corresponding revenue.

        The number of current business initiatives could strain our financial, operational and management resources. In addition, these initiatives may not be successful or may take longer than planned to be successful. If we are not successful in managing our current store growth and the initiatives that are underway, we could experience an adverse impact on our financial condition and results of operations.

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

If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.

        Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers' preferences. A small number of our employees, including our buying team, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant, appealing and convenient shopping experience. If we are not successful in creating a pleasant, appealing and convenient shopping experience we may lose customers or fail to obtain new customers. If we do not succeed in introducing and sourcing new products that consumers want to buy or maintaining good relationships with our vendors, or are unable to provide a pleasant, appealing and convenient shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, which would adversely impact our business, financial condition and results of operations.

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

        During fiscal 2015, approximately 80% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

        Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 17% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2015 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2015, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.2 million.

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

        We currently primarily depend on cash flow from operations, our revolving credit facility, or the Revolving Credit Facility, and Elfa's revolving credit facility, or the 2014 Elfa Revolving Credit Facility, to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

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

We depend on key executive management.

        We depend on the leadership and experience of our key executive management, including Kip Tindell, Melissa Reiff, Sharon Tindell and Jodi Taylor. Particularly with the planned transition in our executive leadership, the loss of the services of any of our executive management members could have a material adverse effect on our business and prospects. As there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

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

        None of our U.S.-based employees is currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole. As of February 27, 2016, approximately 64% of Elfa's employees (approximately 7% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Our costs may increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.

        Increases in our costs that are beyond our control, including items such as increases in commodity prices for raw materials that are directly or indirectly related to the production and distribution of our products, such as the prices of steel, oil, resin and pulp, increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, higher tax rates and the cost of compliance with changes in laws and regulations, including accounting standards, may negatively impact our financial results.

We are subject to risks associated with our dependence on foreign imports for our merchandise.

        During fiscal 2015, excluding purchases for Elfa, we purchased approximately 24% of our merchandise from manufacturers located in the United States and approximately 76% from manufacturers located outside the United States (including approximately 44% from manufacturers located in China). In addition, some of the merchandise we purchase from manufacturers in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our manufacturers are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign manufacturer relationships and to develop new ones. While we rely on our long-term relationships with our foreign manufacturers, we have no long-term contracts with them and transact business on an order by order basis. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

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

        As of February 27, 2016, we had total outstanding debt of $327.9 million and an additional $90.8 million of availability under the Revolving Credit Facility and the Elfa Revolving Credit Facility. We may incur additional indebtedness in the future. Our high degree of leverage could have important consequences to us, including:

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

  •
  exposing us to the risk of increased interest rates as our borrowings under our term loan, or the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities are at variable rates;

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

        Our fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, many of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

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

        We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2015, we purchased merchandise from approximately 800 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

        We lease all of our properties at the TCS segment and the group headquarters and sales offices at the Elfa segment, and each is classified as an operating lease. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 will be effective for the Company in the first quarter of fiscal 2019 and we are still evaluating the financial impact of implementation of this standard.

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

        Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale (which traditionally starts on December 24th and runs into February). In fact, in excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years, although we expect this percentage to decrease as a result of the change in our fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31, effective beginning with the 2016 fiscal year. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

        LGP owns approximately 27.5 million shares, or 57.3%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, designate a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

We are a "controlled company" within the meaning of the New York Stock Exchange listing requirements and as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. You do not have the same protection afforded to shareholders of companies that are subject to such corporate governance requirements.

        Because of the aggregate voting power over our Company held by certain affiliates of LGP, we are considered a "controlled company" for the purposes of the New York Stock Exchange listing requirements. As such, we are exempt from the corporate governance requirements that our board of directors, our culture and compensation committee and our nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

        We intend to continue to utilize these exemptions afforded to a "controlled company" in the future. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

        The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, the obligors under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future.

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

        To comply with the requirements of Section 404, we have taken and may need to take various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify a material weakness in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease all of our 79 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. Further, certain leases also include a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of February 27, 2016 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Maryland	1	Pennsylvania	1
Arkansas	1	Massachusetts	3	Rhode Island	1
California	13	Minnesota	1	Tennessee	1
Colorado	3	Missouri	1	Texas	12
Delaware	1	Nevada	1	Utah	1
Florida	5	New Jersey	2	Virginia	3
Georgia	3	New York	5	Washington	2
Illinois	5	North Carolina	2	Wisconsin	1
Indiana	1	Ohio	2	District of Columbia	1
Kansas	1	Oregon	1
				Total	79

        We also lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The initial term for this lease expires in April 2019, and we retain three five-year renewal options.

        Elfa leases its approximately 13,000 square foot group headquarters in Malmö, Sweden. In addition, Elfa owns four manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), Koszalin, Poland (approximately 90,000 square feet), and Lahti, Finland (approximately 60,000 square feet).

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

Executive Officers of the Registrant

Name	Age	Position(s)
Executive Officers:
William A. ("Kip") Tindell, III	63	Chief Executive Officer and Chairman of the Board of Directors
Sharon Tindell	60	Chief Merchandising Officer and Director
Melissa Reiff	61	President, Chief Operating Officer and Director
Jodi Taylor	53	Chief Financial Officer and Secretary
Peter A. Lodwick	60	Vice President and General Counsel
Per von Mentzer	56	Chief Executive Officer of Elfa

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

        Melissa Reiff has served as our President since early 2006 and has served on our board of directors since August 2007 and more recently became President and Chief Operating Officer in March 2013 (and on the board of directors of The Container Store, Inc. since February 2006). Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing. She created and formalized our Sales and Marketing department and was responsible for sales management, training, advertising, e-business marketing, public relations and new store grand opening launches. In 2003 Ms. Reiff assumed the role of Executive Vice President of Stores and Marketing, as she was responsible for further integrating the stores and marketing functions. As President and Chief Operating Officer, Ms. Reiff is responsible for the business areas of Store Leadership, Marketing (including Advertising, Online, Customer Relationship Management, Public Relations, Cultural Programs, Community Relations and Social Media), Training and Development, Recruiting, Information Systems, Legal, Loss Prevention and Logistics and Distribution. Ms. Reiff is also credited with enhancing The Container Store's approach to launching new stores. Ms. Reiff has played a critical role in enhancing and strengthening The Container Store's employee-first culture centered around our values-based Foundation Principles. She is a member of the Dallas chapter of the American Marketing Association, International Women's Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. Ms. Reiff has served on the board of directors of Etsy since April 2015, where she is also a member of the Compensation Committee. She also serves on Southern Methodist University's Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Ms. Reiff was honored with the 2012-2013 SMU Cox School of Business Distinguished Alumna award. Ms. Reiff was selected to our board of directors because she possesses particular knowledge and experience in retail and merchandising, communication and interpersonal skills, as well as our business.

        Jodi Taylor has served as our Chief Financial Officer since December 2007 and as our Secretary since October 2013. Ms. Taylor is responsible for the business areas of Finance, Accounting, Investor Relations, Real Estate, Payroll, Benefits, Travel, New Store and Remodel Process, Store Facilities and Purchasing. Prior to joining us, Ms. Taylor served as Chief Financial Officer and Secretary from 1998 to 2007 at Harold's, a then publicly-traded apparel retailer which filed for bankruptcy in 2008. From 1986-1998, Ms. Taylor was an executive with Baby Superstore, Inc. or successor companies, which after an IPO in 1994, was ultimately acquired by Toys "R" Us, Inc. in 1996. Ms. Taylor was formerly an auditor with Deloitte, Haskins, & Sells (now Deloitte & Touche).

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock trades on The New York Stock Exchange ("NYSE"), under the symbol "TCS." The following table sets forth the highest and lowest sales prices for our common stock on the NYSE for the periods indicated.

	Highest	Lowest
Fiscal 2014
First quarter	$37.25	$25.16
Second quarter	$30.68	$20.32
Third quarter	$24.00	$15.49
Fourth quarter	$21.73	$16.59
Fiscal 2015
First quarter	$23.50	$15.80
Second quarter	$19.20	$15.00
Third quarter	$17.70	$9.71
Fourth quarter	$10.46	$3.77

        The number of stockholders of record of our common stock as of April 22, 2016 was 70. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of The Container Store Group, Inc. under the Securities Act or the Exchange Act.

        The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 1, 2013 (the date our common stock commenced trading on the NYSE) through February 27, 2016 in comparison to the NYSE Composite Index and the S&P Retailing Select Index. The graph and the table below assume that $100 was invested at the market close on November 1, 2013 in the common stock of The Container Store Group, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/1/2013	3/1/2014	2/28/2015	2/27/2016
The Container Store Group, Inc.	100.00	98.92	50.88	14.56
NYSE Composite Index	100.00	104.07	110.43	96.02
S&P Retailing Select Index	100.00	101.21	116.35	102.88

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated financial data for each of the years ended February 27, 2016 (fiscal 2015), February 28, 2015 (fiscal 2014), and March 1, 2014 (fiscal 2013) and the selected consolidated balance sheet data as of February 27, 2016 and February 28, 2015 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended March 2, 2013 (fiscal 2012) and February 25, 2012 (fiscal 2011) and the selected consolidated balance sheet data as of March 1, 2014, March 2, 2013, and February 25, 2012 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not indicative of the results to be expected in the future. Fiscal 2012 included 53 weeks, whereas fiscal 2015, fiscal 2014, fiscal 2013, and fiscal 2011 included 52 weeks. Categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+). For segment data, see Note 14 to our consolidated financial statements.

        All dollar amounts in this Selected Financial and Operating Data are in thousands, except per share amounts, unless otherwise stated.

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012
Consolidated statement of operations
Net sales	$794,630	$781,866	$748,538	$706,757	$633,619
Cost of sales (excluding depreciation and amortization)	331,079	323,800	308,755	291,146	266,355

Gross profit	463,551	458,066	439,783	415,611	367,264

Selling, general and administrative expenses (excluding depreciation and amortization)	393,810	372,867	354,271	331,097	293,665
Stock-based compensation*	1,556	1,289	15,137	283	—
Pre-opening costs*	9,033	8,283	6,672	7,562	5,203
Goodwill and trade name impairment+	—	—	—	15,533	47,037
Depreciation and amortization	34,230	31,011	30,353	29,550	27,451
Restructuring charges+	—	—	532	6,369	133
Other expenses	—	1,132	1,585	987	193
Loss (gain) on disposal of assets	61	(3,487)	206	88	210

Income (loss) from operations	24,861	46,971	31,027	24,142	(6,628)
Interest expense, net	16,810	17,105	21,185	21,388	25,417
Loss on extinguishment of debt*	—	—	1,229	7,333	—

Income (loss) before taxes	8,051	29,866	8,613	(4,579)	(32,045)
Provision (benefit) for income taxes(1)	2,909	7,193	447	(4,449)	(1,374)

Net income (loss)	$5,142	$22,673	$8,166	$(130)	$(30,671)
Less: Distributions accumulated to preferred shareholders(2)	—	—	(59,747)	(90,349)	(78,575)

Net income (loss) available to common shareholders(2)	$5,142	$22,673	$(51,581)	$(90,479)	$(109,246)

Net income (loss) per common share—basic and diluted(2)	$0.11	$0.47	$(2.87)	$(30.88)	$(37.26)
Weighted-average common shares outstanding—basic	47,985,717	47,971,243	17,955,757	2,929,789	2,931,996
Weighted-average common shares outstanding—diluted	47,985,717	48,520,865	17,955,757	2,929,789	2,931,996

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012
Operating data:
Comparable store sales growth for the period*(3)	0.0%	(1.4)%	2.9%	4.4%	7.6%
Number of stores open at end of period*	79	70	63	58	53
Non-GAAP measures(4):
Adjusted EBITDA(5)	$68,159	$88,230	$86,101	$87,585	$75,644
Adjusted EBITDA margin(5)	8.6%	11.3%	11.5%	12.4%	11.9%
Adjusted net income(6)	$5,142	$16,501	$16,354	$16,159	$8,921
Adjusted net income per common share—diluted(6)	$0.11	$0.34	$0.33	$0.34	$0.19

	As of
	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012
Consolidated balance sheet data:
Cash	$13,609	$24,994	$18,046	$25,351	$51,163
Net working capital(8)	22,913	20,965	34,832	29,651	24,128
Total assets	763,768	769,057	783,149	752,820	746,678
Long-term debt(9)	327,157	332,094	335,251	285,371	300,166
Total stockholders' equity	207,068	201,862	197,186	233,375	232,989

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

(2)
For fiscal 2011 through fiscal 2013, common stockholders did not share in net income due to earnings not exceeding the accrued distributions on the Company's preferred stock. For fiscal 2011 through 2013, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

(3)
In fiscal 2012, the Company's fiscal year included 53 weeks. As a result, sales recorded in weeks one through fifty-two of fiscal 2013 and 2011 are comparable to weeks two through fifty-three of fiscal 2012. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth operating measure in a given period is based on merchandise and service orders placed in that period, excluding shipping and delivery, which may not always reflect when the merchandise and services are received by the customer. Prior to fiscal 2015, the comparable store sales growth operating measure did not include net sales from services. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles ("GAAP").

(4)
We have presented EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (5) and (6) of this table for further information regarding why we believe each non-GAAP financial measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each of the non-GAAP financial measures.

(5)
EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period presented in accordance with GAAP.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are included in this Annual Report on Form 10-K because they are key metrics used by management, our board of directors and LGP to assess our financial performance. In addition, we use Adjusted EBITDA in connection with covenant compliance and executive performance evaluations, and we use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock compensation expense. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin supplementally. Our measures of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

  A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012
Net income (loss)	$5,142	$22,673	$8,166	$(130)	$(30,671)
Depreciation and amortization	34,230	31,011	30,353	29,550	27,451
Interest expense, net	16,810	17,105	21,185	21,388	25,417
Income tax expense (benefit)	2,909	7,193	447	(4,449)	(1,374)

EBITDA	59,091	77,982	60,151	46,359	20,823
Management fees*(a)	—	—	667	1,000	500
Pre-opening costs*(b)	9,033	8,283	6,672	7,562	5,000
Goodwill and trade name impairment+(c)	—	—	—	15,533	47,037
IPO costs*(d)	—	—	1,259	—	—
Noncash rent*(e)	(1,844)	(374)	260	2,014	1,935
Restructuring charges+(f)	—	—	532	6,369	133
Stock-based compensation*(g)	1,556	1,289	15,137	283	—
Loss on extinguishment of debt*(h)	—	—	1,229	7,333	—
Foreign exchange (gains) losses+(i)	241	(171)	(224)	55	(66)
Other adjustments(j)	82	1,221	418	1,077	282

Adjusted EBITDA	$68,159	$88,230	$86,101	$87,585	$75,644

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

  (j)
  Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance, costs incurred in preparation for being a public company, and other charges.

(6)
Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding; however for fiscal 2013, 2012, and 2011 adjusted diluted weighted average common shares outstanding are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the period. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share— diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

  A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013	February 25, 2012
Numerator:
Net income (loss) available to common shareholders	$5,142	$22,673	$(51,581)	$(90,479)	$(109,246)
Distributions accumulated to preferred shareholders(a)	—	—	59,747	90,349	78,575
IPO related stock-based compensation*(b)	—	—	14,602	—	—
IPO costs*(c)	—	—	1,259	—	—
Restructuring charges+(d)	—	—	532	6,369	133
Goodwill and trade name impairment+(e)	—	—	—	15,533	47,037
Gain on disposal of subsidiary and real estate+(f)	—	(3,681)	—	—	—
Loss on extinguishment of debt*(g)	—	—	1,229	7,333	—
Taxes(h)	—	(2,491)	(9,434)	(12,946)	(7,578)

Adjusted net income	$5,142	$16,501	$16,354	$16,159	$8,921
Denominator:
Weighted average common shares outstanding—diluted	47,985,717	48,520,865	17,955,757	2,929,789	2,931,996
Adjust weighting factor of outstanding shares(i)	—	—	30,939,876	45,011,391	45,009,184

Adjusted weighted average common shares outstanding—diluted	47,985,717	48,520,865	48,895,633	47,941,180	47,941,180
Adjusted net income per common share—diluted	$0.11	$0.34	$0.33	$0.34	$0.19

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

  (f)
  Gain recorded as a result of the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012, as well as the sale of a building at Elfa in fiscal 2014, which we do not consider in our evaluation of ongoing performance.

  (g)
  Loss recorded as a result of the repayment of the then outstanding term loan facility and senior subordinated notes in April 2012, and the amendments made to the Senior Secured Term Loan Facility in April 2013 and November 2013, which we do not consider in our evaluation of our ongoing performance.

  (h)
  Tax impact of adjustments to net income (loss), as well as other unusual or infrequent tax items, including the impact of a $1.8 million reduction in tax expense recorded in fiscal 2014 primarily related to a refund of tax paid in a prior period, the exclusion of a tax benefit recorded in the third quarter of fiscal 2012 as a result of a reduction in the Swedish tax rate from 26.3% to 22.0%, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets, which we do not consider in our evaluation of ongoing performance.

  (i)
  Fiscal 2013, 2012, and 2011 are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the applicable fiscal year.
(8)
Net working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt and revolving lines of credit).

(9)
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

        Our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of February 27, 2016, we operated 79 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 28 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

Recent Events

        As part of the Company's long-term succession plan, on May 9, 2016, the Company announced that Melissa Reiff, current President and Chief Operating Officer, will become the retailer's Chief Executive Officer, succeeding William A. ("Kip") Tindell, III, and Sharon Tindell will add President to her current Chief Merchandising Officer title. Kip Tindell, current Chairman and Chief Executive Officer, will retain his role as Chairman of the Company's Board of Directors. In addition, Jodi Taylor, Chief Financial Officer and Secretary, will add Chief Administrative Officer to her current title. These changes will be effective July 1, 2016.

How we assess the performance of our business

        We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, and selling, general and administrative expenses. In addition, we also review other important operating metrics such as comparable store sales and non-GAAP measures such as EBITDA and Adjusted EBITDA and adjusted net income.

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

        Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which traditionally begins on December 24th and runs into February. However, due to the change in our fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31, the Company expects to realize more sales in the fiscal third quarter than it did in prior years. The fiscal year change is effective beginning with the Company's 2016 fiscal year, which will now begin on April 3, 2016 and end on April 1, 2017.

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

        Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be impacted by changes in the mix of products and services sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Additionally, sales of products typically provide a higher gross margin than sales of services. Gross margin for our TCS segment is also susceptible to foreign currency risk as purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance. Similarly, gross margin for our Elfa segment is susceptible to foreign currency risk as certain purchases of raw materials are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

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

EBITDA and Adjusted EBITDA

        EBITDA and Adjusted EBITDA are key metrics used by management, our board of directors and LGP to assess our financial performance. In addition, we use Adjusted EBITDA in connection with covenant compliance, executive performance evaluations, and to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

Adjusted net income and adjusted net income per common share—diluted

        We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share—diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP.

        We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding; however for fiscal 2013 adjusted diluted weighted common shares outstanding are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the fiscal year. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to "Item 6: Selected Financial and Operating Data."

Adjustment for currency exchange rate fluctuations

        Additionally, this Management's Discussion and Analysis also refers to Elfa third party net sales after the conversion of Elfa's net sales from Swedish krona to U.S. dollars using the prior year's conversion rate. The Company believes the disclosure of Elfa third party net sales without the effects of currency exchange rate fluctuations helps investors understand the Company's underlying performance.

Note on Dollar Amounts

        All dollar amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.

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

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Net sales	$794,630	$781,866	$748,538
Cost of sales (excluding depreciation and amortization)	331,079	323,800	308,755

Gross profit	463,551	458,066	439,783
Selling, general, and administrative expenses (excluding depreciation and amortization)	393,810	372,867	354,271
Stock-based compensation*	1,556	1,289	15,137
Pre-opening costs*	9,033	8,283	6,672
Depreciation and amortization	34,230	31,011	30,353
Restructuring charges+	—	—	532
Other expenses	—	1,132	1,585
Loss (gain) on disposal of assets	61	(3,487)	206

Income from operations	24,861	46,971	31,027
Interest expense	16,810	17,105	21,185
Loss on extinguishment of debt*	—	—	1,229

Income before taxes	8,051	29,866	8,613
Provision for income taxes	2,909	7,193	447

Net income	$5,142	$22,673	$8,166
Less: Distributions accumulated to preferred shareholders	—	—	(59,747)

Net income (loss) available to common shareholders	$5,142	$22,673	$(51,581)

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.7%	41.4%	41.2%

Gross profit	58.3%	58.6%	58.8%

Selling, general, and administrative expenses (excluding depreciation and amortization)	49.6%	47.7%	47.3%
Stock-based compensation*	0.2%	0.2%	2.0%
Pre-opening costs*	1.1%	1.1%	0.9%
Depreciation and amortization	4.3%	4.0%	4.1%
Restructuring charges+	0.0%	0.0%	0.1%
Other expenses	0.0%	0.1%	0.2%
Loss (gain) on disposal of assets	0.0%	(0.4)%	0.0%

Income from operations	3.1%	6.0%	4.1%
Interest expense	2.1%	2.2%	2.8%
Loss on extinguishment of debt*	0.0%	0.0%	0.2%

Income before taxes	1.0%	3.8%	1.2%
Provision for income taxes	0.4%	0.9%	0.1%

Net income	0.6%	2.9%	1.1%

Operating data:
Comparable store sales growth for the period(1)*	0.0%	(1.4)%	2.9%
Number of stores open at end of period*	79	70	63
Non-GAAP measures(2):
Adjusted EBITDA(2)	$68,159	$88,230	$86,101
Adjusted net income(2)	$5,142	$16,501	$16,354
Adjusted net income per common share—diluted(2)	$0.11	$0.34	$0.33

(1)
A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth operating measure in a given period is based on merchandise and service orders placed in that period, excluding shipping and delivery, which may not always reflect when the merchandise and services are received by the customer. Prior to fiscal 2015, the comparable store sales growth operating measure did not include net sales from services. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles ("GAAP").

(2)
We have presented EBITDA, Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) see "How we assess the performance of our business" above and "Item 6: Selected Financial and Operating Data." For more information regarding our use of adjusted net income and adjusted net income per common share—diluted, and a reconciliation of adjusted net income and adjusted net income per common share—diluted to the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share, see "How we assess the performance of our business" above and "Item 6: Selected Financial and Operating Data."

Fiscal 2015 compared to fiscal 2014

Net sales

        The following table summarizes our net sales for fiscal 2015 and fiscal 2014:

	Fiscal 2015	% total	Fiscal 2014	% total
TCS net sales	$724,079	91.1%	$697,699	89.2%
Elfa third party net sales	70,551	8.9%	84,167	10.8%

Net sales	$794,630	100.0%	$781,866	100.0%

        Net sales in fiscal 2015 increased by $12,764, or 1.6%, compared to fiscal 2014. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2014	$781,866
Incremental net sales increase (decrease) due to:
New stores	35,005
Other stores (including a $20,341, or 56.4%, increase in online sales)	(9,359)
Elfa third party net sales (excluding impact of foreign currency translation)	(513)
Impact of foreign currency translation on Elfa third party net sales	(13,103)
Services and other	734

Net sales for fiscal 2015	$794,630

        The increase in net sales was driven by new stores, with sixteen stores generating $35,005 of incremental sales, nine of which were opened in fiscal 2015 and seven of which were opened in fiscal 2014. The increase in sales generated by new stores was partially offset by a $9,359 decrease in sales from other stores, primarily due to increased promotional activities in fiscal 2015. Elfa third party net sales were negatively impacted by foreign currency translation of $13,103 during fiscal 2015. After converting Elfa's third party net sales from Swedish krona to U.S. dollars using the fiscal 2014 conversion rate for both fiscal 2015 and fiscal 2014, Elfa third party net sales declined slightly as a result of lower sales in Russia and Norway. This decline was almost completely offset by improved sales in Sweden.

Gross profit and gross margin

        Gross profit in fiscal 2015 increased by $5,485, or 1.2%, compared to fiscal 2014. The increase in gross profit was primarily the result of increased sales, partially offset by lower gross margins. The following table summarizes the gross margin for fiscal 2015 and fiscal 2014 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	Fiscal 2015	Fiscal 2014
TCS gross margin	57.7%	58.3%
Elfa gross margin	39.0%	37.9%
Total gross margin	58.3%	58.6%

        TCS gross margin decreased 60 basis points during fiscal 2015, largely due to increased promotional activities, the April 2015 introduction of everyday free shipping on orders over $75, and a growing mix of lower-margin service sales in fiscal 2015 as compared to fiscal 2014. This was partially offset by the impact of the stronger U.S. dollar. While the introduction of everyday free shipping on orders over $75 has reduced the gross margin rate, increased sales volumes associated with the strategy more than offset the related costs. We expect the year over year impact to gross margin for everyday free shipping to stabilize in connection with the anniversary of the introduction of this strategy in the first quarter of fiscal 2016. We also expect the growing mix of lower-margin service sales to continue in fiscal 2016. Elfa segment gross margin increased 110 basis points primarily due to improved production efficiencies and stabilization of freight costs, partially offset by increased direct materials costs. On a consolidated basis, gross margin declined 30 basis points, as the decline in TCS gross margin more than offset the improvement in Elfa gross margin due to a larger percentage of net sales coming from the TCS segment.

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2015 increased by $20,943, or 5.6%, compared to fiscal 2014. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 190 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2015 and fiscal 2014:

	Fiscal 2015 % of net sales	Fiscal 2014 % of net sales
TCS selling, general and administrative	44.9%	42.7%
Elfa selling, general and administrative	4.7%	5.0%

Total selling, general and administrative	49.6%	47.7%

        TCS selling, general and administrative expenses increased by 220 basis points as a percentage of total net sales, primarily due to a larger percentage of total net sales coming from the TCS segment, costs incurred related to major initiatives, increased investment in store payroll for enhanced sales floor coverage and distribution center payroll due to fulfillment of an increased number of orders shipped directly to customers, and an increase in healthcare costs. Fiscal 2015 served as an investment year for the Company to support our strategic initiatives. We also expect to realize improved selling, general and administrative expense margins in fiscal 2016 with the implementation of an expense savings program, which includes a company-wide salary and wage freeze and a 401k match freeze, a reduction in payroll, plus extensive efforts to drive costs out of the business in a way that does not compromise the success of our custom closet focus, or harm our company culture. Elfa selling, general and administrative expenses decreased by 30 basis points as a percentage of total net sales, primarily due to a smaller percentage of total net sales coming from the Elfa segment.

Pre-opening costs

        Pre-opening costs increased by $750, or 9.1% in fiscal 2015 to $9,033, as compared to $8,283 in fiscal 2014. The increase was the result of the opening of nine new stores and relocation of one store in fiscal 2015, as compared to the opening of seven new stores and relocation of one store in fiscal 2014.

Depreciation and amortization

        Depreciation and amortization increased by $3,219, or 10.4%, in fiscal 2015 to $34,230, as compared to $31,011 in fiscal 2014. The increase in depreciation and amortization is primarily related to an increase in the number of stores.

Loss (gain) on disposal of assets

        In fiscal 2015, we recorded a net loss of $61 on the disposal of assets, as compared to a net gain on the disposal of assets of $3,487 in fiscal 2014. On October 3, 2014, the Company completed the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012. The Company received net proceeds of $3,846 and recorded a gain in connection with the sale of this subsidiary of $3,138 in fiscal 2014. Additionally, on October 31, 2014, the Company completed the sale of a building at Elfa. The Company received net proceeds of $912 and recorded a gain in connection with the sale of the building of $543 in fiscal 2014.

Taxes

        The provision for income taxes in fiscal 2015 was $2,909 as compared to $7,193 in fiscal 2014. The effective tax rate for fiscal 2015 was 36.1%, as compared to 24.1% in fiscal 2014. The increase in the effective tax rate is primarily due to a $1.8 million reduction in tax expense recorded in the second quarter of fiscal 2014 related to a refund of tax paid in a prior period, as well as a shift in the mix of domestic and foreign earnings.

Fiscal 2014 compared to fiscal 2013

Net sales

        The following table summarizes our net sales for fiscal 2014 and fiscal 2013:

	Fiscal 2014	% total	Fiscal 2013	% total
TCS net sales	$697,699	89.2%	$660,365	88.2%
Elfa third party net sales	84,167	10.8%	88,173	11.8%

Net Sales	$781,866	100.0%	$748,538	100.0%

        Net sales in fiscal 2014 increased by $33,328, or 4.5%, compared to fiscal 2013. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2013	$748,538
Incremental net sales increase (decrease) due to:
New stores	37,336
Comparable stores (including a $3,923, or 12.2%, increase in online sales)	(3,889)
Elfa third party net sales (excluding impact of foreign currency translation)	4,121
Impact of foreign currency translation on Elfa third party net sales	(8,127)
Installation services	2,991
Other	896

Net sales for fiscal 2014	$781,866

        The increase in net sales was driven by new stores, with twelve stores generating $37,336 of incremental sales, five of which were opened in fiscal 2013 and seven of which were opened in fiscal 2014. The comparable store sales operating measure based on merchandise orders placed declined 1.4% during fiscal 2014, primarily due to a decrease in transactions, and was partially offset by an increase in average ticket(1). This led to a decline in net sales from comparable stores based on merchandise deliveries of $3,889. Elfa's third party net sales increased 4.7% in Swedish krona, primarily due to stronger sales in the Nordic market. However, due to the depreciation of the Swedish krona against the U.S. dollar, Elfa's third party net sales in U.S. dollars declined by $4,006. Installation services increased by $2,991, due to an ongoing, focused effort to increase the number of installed spaces sold.

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

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2014 increased by $18,596, or 5.2%, compared to the fiscal 2013. The increase in selling, general and administrative expenses was primarily due to the

(1)
Average ticket is calculated by dividing (a) sales of merchandise by our TCS segment by (b) the number of transactions for the period comprising such sales.

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

Stock-based compensation

        We recorded $15,137 of stock-based compensation expense in fiscal 2013 primarily related to stock options granted under the Company's 2013 Incentive Award Plan (the "2013 Equity Plan") which immediately vested upon closing of our IPO, as well as the modification of outstanding stock options granted under the 2012 Stock Option Plan of The Container Store Group, Inc. (the "2012 Equity Plan") to provide for immediate vesting as of October 31, 2013. The $1,289 of stock-based compensation expense recorded in fiscal 2014 is related to stock options granted under the 2013 Equity Plan, which vest ratably over various service periods.

Pre-opening costs

        Pre-opening costs increased by $1,611, or 24.1% in fiscal 2014 to $8,283, as compared to $6,672 in fiscal 2013. The increase was the result of the opening of seven new stores and relocation of one store in fiscal 2014, as compared to the opening of five new stores and relocation of one store in fiscal 2013.

Loss (gain) on disposal of assets

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

Taxes

        The provision for income taxes in fiscal 2014 was $7,193 as compared to $447 in fiscal 2013. The effective tax rate for fiscal 2014 was 24.1%, as compared to 5.2% in fiscal 2013. In fiscal 2013, the lower effective tax rate was primarily due to the release of a valuation allowance of certain domestic deferred tax assets which was offset by non-deductible costs related to the IPO. In fiscal 2014, the effective tax rate fell below the statutory rate due to a $1,839 reduction in tax expense primarily related to a prior period error in the income tax provision which resulted in filing an amended tax return, a $3,138 non-taxable gain on the sale of a Norwegian subsidiary, a $863 reduction in tax expense related to the utilization and release of a valuation allowance of tax credits in Poland, and the impact of foreign earnings taxed at a rate lower than the statutory rate.

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale (which traditionally starts on December 24th and runs into February). In excess of 60% of our adjusted net income was derived in the fiscal fourth quarter in the past three years, although we expect this percentage to decrease as a result of the change in our fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31, effective beginning with the 2016 fiscal year.

Liquidity and Capital Resources

        We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the "Revolving Credit Facility" as further discussed under "Revolving Credit Facility" below), and the SEK 140.0 million (approximately $16,334 as of February 27, 2016) 2014 Elfa revolving credit facility (the "2014 Elfa Revolving Credit Facility" as further discussed under "Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities" below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months.

        At February 27, 2016, we had $13,609 of cash and $75,159 of additional availability under the Revolving Credit Facility and approximately $15,614 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,594 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

        A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year
	February 27, 2016	February 28, 2015	March 1, 2014
Net cash provided by operating activities	$42,307	$64,625	$50,605
Net cash used in investing activities	(45,750)	(43,944)	(47,669)
Net cash used in financing activities	(7,516)	(12,527)	(9,974)
Effect of exchange rate changes on cash	(426)	(1,206)	(267)

Net (decrease) increase in cash	$(11,385)	$6,948	$(7,305)

Net cash provided by operating activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

        Net cash provided by operating activities was $42,307 for the fiscal year ended February 27, 2016, as non-cash items (primarily depreciation and amortization as well as stock-based compensation charges) of $39,047 were combined with $5,142 of net income and partially offset by an increase in working capital of $1,882. The increase in working capital during fiscal 2015 was primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable, as well as the increase in accounts payable and accrued liabilities, was primarily related to a shift in timing of the end of Our Annual elfa® Sale in fiscal 2015. The increase in inventory was primarily related to the addition of nine new stores during the fiscal year.

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

        Our total capital expenditures for the fiscal year ended February 27, 2016 were $46,431 with new store openings and existing store remodels accounting for $19,226. The remaining capital expenditures of $27,205 were primarily for strategic initiatives and distribution center automation, as well as investments in infrastructure to support growth and Elfa manufacturing facility enhancements.

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

        Net cash used in financing activities was $7,516 for the fiscal year ended February 27, 2016, which was mainly attributable to payments of $5,246 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2014 Elfa Senior Secured Term Loan Facility. The Company borrowed and repaid $33,000 on the Revolving Credit Facility during fiscal 2015, and made net payments of $2,063 on the 2014 Elfa Revolving Credit Facility (as further discussed and defined under "Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities" below). The Company also paid $266 in debt issuance costs related to Amendment No. 2 to the Revolving Credit Facility (as further discussed and defined under "Revolving Credit Facility" below). In addition, the Company received proceeds of $59 from the exercise of stock options.

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

        As of February 27, 2016, we had a total of $75,159 of unused borrowing availability under the Revolving Credit Facility, and $3,406 in letters of credit issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of February 27, 2016.

        As of February 27, 2016, Elfa had a total of $15,614 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $721 outstanding under the 2014 Elfa Revolving Credit Facility.

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

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of February 27, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

        On October 8, 2015, The Container Store, Inc. executed an amendment to the Revolving Credit Facility ("Amendment No. 2"). Under the terms of Amendment No. 2, among other items, (i) the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.'s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt, (ii) the aggregate principal amount of the facility was increased from $75,000 to $100,000, (iii) the interest rate decreased from a range of LIBOR + 1.25% to 1.75% to LIBOR + 1.25% and (iv) the uncommitted incremental revolving facility was increased from $25,000 to $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

        As provided in Amendment No. 2, the Revolving Credit Facility will continue to be used for working capital and other general corporate purposes. Amendment No. 2 allows for swing line advances of up to $15,000 and the issuance of letters of credit of up to $40,000, increased from the previous swing line limits of $7,500 and letter of credit limits of $20,000.

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of February 27, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $7,000 as of February 27, 2016) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $16,334 as of February 27, 2016) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $350 as of February 27, 2016) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

        The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of February 27, 2016, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

        We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, we are partially reinvested in our Swedish subsidiary Elfa and thus do not record a temporary difference. We are partially reinvested since we have permanently reinvested our past earnings at Elfa; however, we do not assert that all future earnings will be reinvested into Elfa.

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

Stock-based compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

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

Intangibles and long-lived assets

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test goodwill for recoverability. We have identified two reporting units and we have selected the fourth fiscal quarter to perform our annual goodwill impairment testing.

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

        The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach, as well as a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management's expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

        For our TCS segment, we generally evaluate long-lived tangible assets at the store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level. For our Elfa segment, we evaluate long-lived tangible assets at the segment level.

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

Contractual obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of February 27, 2016, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$326,188	$5,023	$10,045	$311,120	$—
Revolving loans	721	721	—	—	—
Capital lease obligations	745	250	488	7	—
Other long-term obligations	224	100	124	—	—
Unrecorded contractual obligations
Estimated interest(1)	45,430	14,522	28,502	2,406	—
Operating leases(2)	536,177	77,160	148,159	108,695	202,163
Letters of credit	3,594	3,594	—	—	—
Purchase obligations(3)	27,528	26,968	560	—	—

Total(4)	$940,607	$128,338	$187,878	$422,228	$202,163

(1)
For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of February 27, 2016, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

(2)
We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.

(3)
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

(4)
The table above excludes deferred lease incentives, defined benefit pension plan obligations, and deferred compensation, which were included in "Deferred rent and other long-term liabilities" in the consolidated balance sheet as of February 27, 2016. Deferred lease incentives were excluded from the table above as such amounts do not represent known contractual obligations for future cash payments. Defined benefit pension plan obligations and deferred compensation were excluded from the table as the timing of the forthcoming cash payments is uncertain.

Off Balance Sheet Arrangements

        We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

        Please refer to Note 1—Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

        We are subject to foreign currency risk in connection with the operations of our Swedish subsidiary, Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at average rates of exchange for the year. The functional currency of Elfa is the Swedish krona. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2015, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.2 million.

        We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency hedge instruments to mitigate this risk. In each of fiscal 2015 and fiscal 2014, we used forward currency hedge instruments for 54% of inventory purchases in Swedish krona at an average SEK rate of 8.3 and 6.9 each year, respectively. Currently, we have hedged zero of our planned inventory purchases for fiscal 2016.

Interest rate risk

        We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At February 27, 2016, borrowings subject to interest rate risk were $326.9 million, we had $75.2 million of additional availability under the Revolving Credit Facility and approximately $15.6 million of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility during fiscal 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Container Store Group, Inc.

        We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of February 27, 2016 and February 28, 2015 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 27, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Container Store Group, Inc. at February 27, 2016 and February 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 27, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of classifying deferred tax assets and liabilities effective February 27, 2016.

/s/ Ernst and Young LLP
Dallas, Texas
May 10, 2016

The Container Store Group, Inc.

Consolidated balance sheets

(In thousands)	February 27, 2016	February 28, 2015
Assets
Current assets:
Cash	$13,609	$24,994
Accounts receivable, net	28,843	24,319
Inventory	86,435	83,724
Prepaid expenses	8,692	7,895
Income taxes receivable	157	1,698
Deferred tax assets, net	—	3,256
Other current assets	8,695	11,056

Total current assets	146,431	156,942
Noncurrent assets:
Property and equipment, net	176,117	169,053
Goodwill	202,815	202,815
Trade names	228,368	229,433
Deferred financing costs, net	6,068	7,742
Noncurrent deferred tax assets, net	2,090	1,739
Other assets	1,879	1,333

Total noncurrent assets	617,337	612,115

Total assets	$763,768	$769,057

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (Continued)

(In thousands, except share and per share amounts)	February 27, 2016	February 28, 2015
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$40,274	$48,904
Accrued liabilities	69,635	59,891
Revolving lines of credit	721	2,834
Current portion of long-term debt	5,373	5,319
Income taxes payable	—	2,188

Total current liabilities	116,003	119,136
Noncurrent liabilities:
Long-term debt	321,784	326,775
Noncurrent deferred tax liabilities, net	80,720	82,965
Deferred rent and other long-term liabilities	38,193	38,319

Total noncurrent liabilities	440,697	448,059

Total liabilities	556,700	567,195
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,986,975 shares issued and outstanding at February 27, 2016, 47,983,660 shares issued and outstanding at February 28, 2015	480	480
Additional paid-in capital	856,879	855,322
Accumulated other comprehensive loss	(19,835)	(18,342)
Retained deficit	(630,456)	(635,598)

Total shareholders' equity	207,068	201,862

Total liabilities and shareholders' equity	$763,768	$769,057

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal year ended
(In thousands, except share and per share amounts)	February 27, 2016	February 28, 2015	March 1, 2014
Net sales	$794,630	$781,866	$748,538
Cost of sales (excluding depreciation and amortization)	331,079	323,800	308,755

Gross profit	463,551	458,066	439,783
Selling, general, and administrative expenses (excluding depreciation and amortization)	393,810	372,867	354,271
Stock-based compensation	1,556	1,289	15,137
Pre-opening costs	9,033	8,283	6,672
Depreciation and amortization	34,230	31,011	30,353
Restructuring charges	—	—	532
Other expenses	—	1,132	1,585
Loss (gain) on disposal of assets	61	(3,487)	206

Income from operations	24,861	46,971	31,027
Interest expense	16,810	17,105	21,185
Loss on extinguishment of debt	—	—	1,229

Income before taxes	8,051	29,866	8,613
Provision for income taxes	2,909	7,193	447

Net income	$5,142	$22,673	$8,166
Less: Distributions accumulated to preferred shareholders	—	—	(59,747)

Net income (loss) available to common shareholders	$5,142	$22,673	$(51,581)
Net income (loss) per common share—basic and diluted	$0.11	$0.47	$(2.87)
Weighted-average common shares outstanding—basic	47,985,717	47,971,243	17,955,757
Weighted-average common shares outstanding—diluted	47,985,717	48,520,865	17,955,757

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal year ended
(In thousands)	February 27, 2016	February 28, 2015	March 1, 2014
Net income	$5,142	$22,673	$8,166
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $606, $(604) and $(239)	853	(935)	(1,492)
Pension liability adjustment, net of tax provision (benefit) of $39, $(4) and $(51)	175	(14)	(181)
Foreign currency translation adjustment	(2,521)	(19,076)	643

Comprehensive income	$3,649	$2,648	$7,136

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders' equity

				Senior Preferred Stock		Junior Preferred Stock
		Common stock							Accumulated other comprehensive income (loss)		Treasury stock
								Additional paid-in capital		Retained deficit			Total shareholders' equity
(In thousands, except share amounts)	Par value	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 2, 2013	$0.01	2,942,326	29	202,480	2	202,480	2	455,246	2,713	(223,830)	(13,426)	(787)	233,375
Net income		—	—	—	—	—	—	—	—	8,166	—	—	8,166
Payment of distribution to preferred shareholders		—	—	—	—	—	—	—	—	(295,813)	—	—	(295,813)
Exchange preferred shares for common shares		30,619,083	306	(202,182)	(2)	(202,182)	(2)	146,479	—	(146,781)	—	—	—
Issuance of stock in initial public offering, net of costs		14,375,000	144	—	—	—	—	236,869	—	—	—	—	237,013
Excess tax benefit from stock-based compensation		—	—	—	—	—	—	70	—	—	—	—	70
Additions of treasury stock		—	—	—	—	—	—	—	—	—	(737)	(53)	(53)
Retirement of treasury stock		(13,567)	—	(298)	—	(298)	—	(827)	—	(13)	14,163	840	—
Fractional shares payout		—	—	—	—	—	—	(1)	—	—	—	—	(1)
Stock option exercises		18,338	—	—	—	—	—	322	—	—	—	—	322
Stock-based compensation		—	—	.	—	—	—	15,137	—	—	—	—	15,137
Foreign currency translation adjustment		—	—	—	—	—	—	—	643	—	—	—	643
Unrealized loss on financial instruments, net of $239 tax benefit		—	—	—	—	—	—	—	(1,492)	—	—	—	(1,492)
Pension liability adjustment, net of $51 tax benefit		—	—	—	—	—	—	—	(181)	—	—	—	(181)

Balance at March 1, 2014		47,941,180	479	—	—	—	—	853,295	1,683	(658,271)	—	—	197,186
Net income		—	—	—	—	—	—	—	—	22,673	—	—	22,673
Stock-based compensation		—	—	—	—	—	—	1,289	—	—	—	—	1,289
Excess tax provision from stock-based compensation		—	—	—	—	—	—	(4)	—	—	—	—	(4)
Stock option exercises		42,480	1	—	—	—	—	742	—	—	—	—	743
Foreign currency translation adjustment		—	—	—	—	—	—	—	(19,076)	—	—	—	(19,076)
Unrealized loss on financial instruments, net of $604 tax benefit		—	—	—	—	—	—	—	(935)	—	—	—	(935)
Pension liability adjustment, net of $4 tax benefit		—	—	—	—	—	—	—	(14)	—	—	—	(14)

Balance at February 28, 2015		47,983,660	480	—	—	—	—	855,322	(18,342)	(635,598)	—	—	201,862
Net income		—	—	—	—	—	—	—	—	5,142	—	—	5,142
Stock-based compensation		—	—	—	—	—	—	1,556	—	—	—	—	1,556
Excess tax provision from stock-based compensation		—	—	—	—	—	—	(58)	—	—	—	—	(58)
Stock option exercises		3,315	—	—	—	—	—	59	—	—	—	—	59
Foreign currency translation adjustment		—	—	—	—	—	—	—	(2,521)	—	—	—	(2,521)
Unrealized gain on financial instruments, net of $606 tax provision		—	—	—	—	—	—	—	853	—	—	—	853
Pension liability adjustment, net of $39 tax provision		—	—	—	—	—	—	—	175	—	—	—	175

Balance at February 27, 2016	$0.01	47,986,975	$480	—	—	—	—	856,879	(19,835)	(630,456)	—	—	207,068

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal year ended
(In thousands)	February 27, 2016	February 28, 2015	March 1, 2014
Operating activities
Net income	$5,142	$22,673	$8,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,230	31,011	30,353
Stock-based compensation	1,556	1,289	15,137
Excess tax provision (benefit) from stock-based compensation	—	4	(70)
Loss (gain) on disposal of assets	61	(3,487)	206
Deferred tax expense (benefit)	859	1,423	(5,791)
Noncash refinancing expense	—	—	851
Noncash interest	1,940	1,956	1,857
Other	401	(504)	5
Changes in operating assets and liabilities:
Accounts receivable	(5,338)	4,137	(6,565)
Inventory	(1,929)	(2,668)	(3,553)
Prepaid expenses and other assets	487	4,705	(3,974)
Accounts payable and accrued liabilities	5,840	5,562	5,613
Income taxes	(1,330)	(2,582)	1,648
Other noncurrent liabilities	388	1,106	6,722

Net cash provided by operating activities	42,307	64,625	50,605
Investing activities
Additions to property and equipment	(46,431)	(48,740)	(48,408)
Proceeds from investment grant	479	—	—
Proceeds from sale of subsidiary, net	—	3,846	—
Proceeds from sale of property and equipment	202	950	739

Net cash used in investing activities	(45,750)	(43,944)	(47,669)
Financing activities
Borrowings on revolving lines of credit	55,872	74,411	66,787
Payments on revolving lines of credit	(57,935)	(85,474)	(64,365)
Borrowings on long-term debt	33,000	34,389	126,000
Payments on long-term debt and capital leases	(38,246)	(36,591)	(76,260)
Payment of debt issuance costs	(266)	—	(3,662)
Proceeds from issuance of common stock, net	—	—	237,013
Payment of distributions to preferred shareholders	—	—	(295,826)
Purchase of treasury shares	—	—	(53)
Proceeds from the exercise of stock options	59	742	322
Excess tax (provision) benefit from stock-based compensation	—	(4)	70

Net cash used in financing activities	(7,516)	(12,527)	(9,974)
Effect of exchange rate changes on cash	(426)	(1,206)	(267)

Net (decrease) increase in cash	(11,385)	6,948	(7,305)
Cash at beginning of fiscal year	24,994	18,046	25,351

Cash at end of fiscal year	$13,609	$24,994	$18,046
Supplemental information:
Cash paid during the year for:
Interest	$14,850	$15,255	$20,339
Taxes	$891	$7,192	$5,498
Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,386	$4,918	$4,616
Capital lease obligation incurred	$541	$513	$—
Exchange of outstanding preferred shares for common shares	$—	$—	$551,145

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

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

        The Container Store, Inc. consists of our retail stores, website and call center, as well as our installation and organizational services business. As of February 27, 2016, The Container Store, Inc. operated 79 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 28 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), designs and manufactures component-based shelving and drawer systems that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

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

Fiscal year

        The Company follows a 5-4-4 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into one five-week "month" and two four-week "months," and its fiscal year ends on the Saturday closest to February 28th. Elfa's fiscal year ends on the last day of the calendar month of February. Refer to Note 17 for a subsequent event affecting our fiscal year end. The fiscal years ended February 27, 2016 (fiscal 2015), February 28, 2015 (fiscal 2014), and March 1, 2014 (fiscal 2013) included 52 weeks.

Management estimates

        The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant accounting judgments and estimates include fair value estimates for indefinite-lived intangible assets, inventory loss reserve, assessments of long-lived asset impairments, gift card breakage, and assessment of valuation allowances on deferred tax assets.

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

Gift cards and merchandise credits

        Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2015) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $948, $978, and $896 of gift card breakage in fiscal years 2015, 2014, and 2013, respectively.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

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

        Catalog and direct mailings costs capitalized at February 27, 2016 and February 28, 2015, amounted to $938 and $699 respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2015, 2014, and 2013, was $32,343, $35,388, and $33,786, respectively.

Pre-opening costs

        Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Management fee

        In connection with the completion of the Company's IPO, the management fee was eliminated as of November 6, 2013. The Company paid $667 as a management fee to its majority shareholder, LGP, in fiscal year 2013.

Income taxes

        We account for deferred income taxes utilizing Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of February 27, 2016 and February 28, 2015. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

        We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, we are partially reinvested in our Swedish subsidiary Elfa and thus do not record a temporary difference. We are partially reinvested since we have permanently reinvested our past earnings at Elfa; however, we do not assert that all future earnings will be reinvested into Elfa.

Stock-based compensation

        The Company accounts for stock-based compensation in accordance ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. Compensation expense based upon the fair value of awards is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations. Prior to the IPO, because the Company was privately held and there was no public market for the common stock, the fair market value of the Company's common stock was determined by the Board at the time the option grants were awarded. In determining the fair value of the Company's common stock, the Board considered such factors as the Company's actual and projected financial results, valuations of the Company performed by third parties and other factors it believed were material to the valuation process. Following the IPO, the Board determines the exercise price of stock options based on the closing price of the Company's common stock as reported on The New York Stock Exchange on the grant date.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

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

Accounts receivable

        Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.'s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.'s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $128 and $230 at February 27, 2016 and February 28, 2015, respectively.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

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

        Costs of developing or obtaining software for internal use or developing the Company's website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects are capitalized. For the fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014, the Company capitalized $3,272, $5,017, and $3,104, respectively, and amortized $3,258, $2,992, and $2,761, respectively, of costs in connection with the development of internally used software.

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

        For our TCS segment, we generally evaluate long-lived tangible assets at a store level, or at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level. For our Elfa segment, we evaluate long-lived tangible assets at an individual subsidiary level.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

Foreign currency forward contracts

        We account for foreign currency forward contracts in accordance with ASC 815, Derivatives and Hedging. In the TCS segment, we may utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly owned subsidiary, Elfa. In the Elfa segment, we may utilize foreign currency forward contracts to hedge purchases of raw materials that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

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

Self-insured liabilities

        We are primarily self-insured for workers' compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers' compensation liability and general liability claims reserves based on an analysis of historical claims data. Self-insurance reserves for employee health benefits, workers' compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were $3,471 and $2,522 as of February 27, 2016 and February 28, 2015, respectively.

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test goodwill for

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

recoverability. We have identified two reporting units and we have selected the fourth fiscal quarter to perform our annual goodwill impairment testing.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

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

        The functional currency for the Company's wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2015, the rate of exchange from U.S. dollar to Swedish krona increased from 8.4 to 8.6. The carrying amount of assets related to Elfa and subject to currency fluctuation was $109,548 and $113,050 as of February 27, 2016 and February 28, 2015, respectively. Foreign currency realized losses of $241, realized gains of $171, and realized gains of $224 are included in selling, general, and administrative expenses in the consolidated statements of operations in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Recent accounting pronouncements

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is evaluating the impact of implementation of this standard on its financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is still evaluating the impact of implementation of this standard on its financial statements.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The update

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt this guidance on a prospective basis at the end of its fourth quarter of fiscal year 2015, and presented both deferred tax assets and liabilities as noncurrent in the Consolidated Balance Sheet as of February 27, 2016.

        In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

        In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company does not believe the implementation of this standard will result in a material impact to its financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In addition, in August 2015, ASU 2015-15, Interest—Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

1. Nature of business and summary of significant accounting policies (Continued)

any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements will include a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a direct deduction from the carrying amount of the Senior Secured Term Loan Facility, while net deferred financing costs related to our Revolving Credit Facility will remain an asset. As of February 27, 2016, the Company had $5,649 of net deferred financing costs related to our Senior Secured Term Loan Facility.

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

2. Goodwill and trade names

        The estimated goodwill and trade name fair values are computed using estimates as of the measurement date, which is defined as the fiscal month-end of December. The Company makes estimates and assumptions about sales, gross margins, profit margins, and discount rates based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

2. Goodwill and trade names (Continued)

        The Company recorded no impairments during fiscal 2015, fiscal 2014, and fiscal 2013 as a result of the goodwill and trade names impairment tests performed.

        The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2015 and fiscal 2014:

	Goodwill	Trade names
Balance at March 1, 2014
Gross balance	410,467	273,824
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$242,290
Impairment charge	—	—
Foreign currency translation adjustments	—	(12,857)
Balance at February 28, 2015
Gross balance	410,467	260,967
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$229,433
Impairment charge	—	—
Foreign currency translation adjustments	—	(1,065)
Balance at February 27, 2016
Gross balance	410,467	259,902
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$228,368

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

3. Detail of certain balance sheet accounts

	February 27, 2016	February 28, 2015
Accounts receivable, net:
Trade receivables, net	$14,748	$13,629
Credit card receivables	10,630	7,892
Tenant allowances	1,721	1,241
Other receivables	1,744	1,557

	$28,843	$24,319

Inventory:
Finished goods	$81,496	$79,073
Raw materials	3,363	3,501
Work in progress	1,576	1,150

	$86,435	$83,724

Property and equipment, net:
Land and buildings	$20,699	$21,170
Furniture and fixtures	63,375	49,219
Machinery and equipment	73,218	70,208
Computer software and equipment	72,619	60,934
Leasehold improvements	147,347	140,805
Construction in progress	19,377	17,560
Leased vehicles and other	776	527

	397,411	360,423
Less accumulated depreciation and amortization	(221,294)	(191,370)

	$176,117	$169,053

Accrued Liabilities:
Accrued payroll, benefits and bonuses	$22,483	$20,155
Unearned revenue	16,034	11,385
Accrued transaction and property tax	9,655	8,503
Gift cards and store credits outstanding	8,564	7,683
Accrued lease liabilities	4,384	3,920
Accrued interest	2,270	2,333
Other accrued liabilities	6,245	5,912

	$69,635	$59,891

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

4. Long-term debt and revolving lines of credit

        Long-term debt and revolving lines of credit consist of the following:

	February 27, 2016	February 28, 2015
Senior secured term loan facility	$321,288	$324,911
2014 Elfa term loan facility	4,900	6,463
2014 Elfa revolving credit facility	721	2,834
Obligations under capital leases	745	397
Other loans	224	323
Revolving credit facility	—	—

Total debt	327,878	334,928
Less current portion	(6,094)	(8,153)

Total long-term debt	$321,784	$326,775

        Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to February 27, 2016, are as follows:

Within 1 year	$6,094
2 years	5,444
3 years	5,213
4 years	311,127
5 years	—
Thereafter	—

$327,878

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

February 27, 2016

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

        The Senior Secured Term Loan Facility includes restrictions on the ability of the Company's subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

4. Long-term debt and revolving lines of credit (Continued)

if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $194,568 as of February 27, 2016. As of February 27, 2016, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) has occurred.

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

        On October 8, 2015, The Container Store, Inc. executed an amendment to the Revolving Credit Facility ("Amendment No. 2"). Under the terms of Amendment No. 2, among other items, (i) the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.'s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt, (ii) the aggregate principal amount of the facility was increased from $75,000 to $100,000, (iii) the interest rate decreased from a range of LIBOR + 1.25% to 1.75% to LIBOR + 1.25% and (iv) the uncommitted incremental revolving facility was increased from $25,000 to $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

        As provided in Amendment No. 2, the Revolving Credit Facility will continue to be used for working capital and other general corporate purposes. Amendment No. 2 allows for swing line advances of up to $15,000 and the issuance of letters of credit of up to $40,000, increased from the previous swing line limits of $7,500 and letter of credit limits of $20,000.

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

February 27, 2016

4. Long-term debt and revolving lines of credit (Continued)

exceptions). Obligations under the Revolving Credit Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries.

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of February 27, 2016, we were in compliance with all Revolving Credit Facility covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

        There was $75,159 available under the Revolving Credit Facility as of February 27, 2016, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended February 27, 2016, were $36,406.

Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities

        On April 27, 2009, Elfa entered into the Elfa Senior Secured Credit Facilities with Tjustbygdens Sparbank AB, which we refer to as Sparbank, which consisted of a SEK 137.5 million term loan facility, which we refer to as the Elfa Term Loan Facility, and the SEK 175.0 million Elfa Revolving Credit Facility and, together with the Elfa Term Loan Facility, the Elfa Senior Secured Credit Facilities. On January 27, 2012, Sparbank transferred all of its commitments, rights and obligations under the Elfa Senior Secured Credit Facilities to Swedbank AB. Borrowings under the Elfa Senior Secured Credit Facilities accrued interest at a rate of STIBOR+1.775%. Elfa was required to make quarterly principal repayments under the Elfa Term Loan Facility of SEK 6.25 million through maturity. The Elfa Senior Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa's assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $7,000 as of February 27, 2016) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $16,334 as of February 27, 2016) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

4. Long-term debt and revolving lines of credit (Continued)

payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $350 as of February 27, 2016) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea. As of February 27, 2016, the Company had $15,614 of additional availability under the 2014 Elfa Revolving Credit Facility.

        Under the 2014 Elfa Senior Secured Credit Facilities, Elfa's ability to pay dividends to its parent entity, The Container Store, Inc., is based on its future net income and on historical intercompany practices as between Elfa and The Container Store, Inc. The 2014 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of February 27, 2016, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Deferred financing costs

        The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. The Company capitalized $258 of fees associated with Amendment No. 2 that will be amortized through October 8, 2020. In conjunction with the Refinancing Transaction, the Company capitalized $9,467 of fees associated with the Senior Secured Term Loan Facility that will be amortized through April 6, 2019, as well as $375 of fees associated with the Revolving Credit Facility that will be amortized through April 6, 2017. Amortization expense of deferred financing costs was $1,940, $1,956, and $1,857

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

4. Long-term debt and revolving lines of credit (Continued)

in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. The following is a schedule of amortization expense of deferred financing costs:

Within 1 year	$1,923
2 years	1,923
3 years	1,923
4 years	245
5 years	54
Thereafter	—

$6,068

5. Income taxes

        Components of the provision for income taxes are as follows:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Income before income taxes:
U.S.	$4,830	$20,597	$4,100
Foreign	3,221	9,269	4,513

	$8,051	$29,866	$8,613

Current
Federal	$(385)	$3,438	$3,394
State	585	1,483	1,006
Foreign	1,850	849	1,838

Total current provision	2,050	5,770	6,238
Deferred
Federal	1,881	1,263	(2,398)
State	57	646	(3,651)
Foreign	(1,079)	(486)	258

Total deferred provision (benefit)	859	1,423	(5,791)
Total provision for income taxes	$2,909	$7,193	$447

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

5. Income taxes (Continued)

        The differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Provision computed at federal statutory rate	$2,818	$10,453	$3,014
Permanent differences	192	163	292
Change in valuation allowance	248	(815)	(1,992)
State income taxes, net of federal benefit	402	1,296	68
Effect of foreign income taxes	(384)	(1,131)	(547)
Prior period error	—	(1,839)	—
Non-taxable gain on sale of Norwegian subsidiary	—	(690)	—
Economic zone credits	(292)	(255)	(200)
Other, net	(75)	11	(188)

	$2,909	$7,193	$447

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of February 27, 2016 and February 28, 2015, are as follows:

	February 27, 2016	February 28, 2015
Deferred tax assets:
Inventory	$1,745	$1,420
Loss and credit carryforwards	4,334	3,499
Stock compensation	6,878	6,341
Accrued liabilities	5,363	4,887

Subtotal	18,320	16,147
Valuation allowance	(1,880)	(1,688)

Total deferred tax assets	16,440	14,459
Deferred tax liabilities:
Intangibles	(83,200)	(83,454)
Capital assets	(7,920)	(4,291)
Other	(3,950)	(4,684)

Total deferred tax liabilities	(95,070)	(92,429)

Net deferred tax liabilities	$(78,630)	$(77,970)

        The Company has recorded deferred tax assets and liabilities based upon estimates of their realizable value with such estimates based upon likely future tax consequences. In assessing the need

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

5. Income taxes (Continued)

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

        Prior to the fourth quarter of 2014, the Company maintained a partial valuation allowance against certain Polish deferred tax assets related to Special Economic Zone credits earned by the Company's Polish manufacturing business. During fiscal 2014, significant positive evidence provided assurance that these credits will more-likely-than-not be fully realized. Accordingly, in the fourth quarter of fiscal 2014, the Company released the remaining valuation allowance it had maintained against deferred tax assets related to these credits. The release resulted in a $680 benefit to the Company's provision for income taxes.

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

        Foreign and domestic tax credits, net of valuation allowances, totaled approximately $1,661 at February 27, 2016 and approximately $1,602 at February 28, 2015. The various credits available at February 27, 2016 expire in the 2026 tax year.

        The Company had deferred tax assets for foreign and state net operating loss carryovers of $1,888 at February 27, 2016, and approximately $1,897 at February 28, 2015. Valuation allowances of $1,687 and $1,647 were recorded against the net operating loss deferred tax assets at February 27, 2016 and February 28, 2015, respectively.

        While the Company is not currently under IRS audit, tax years ending February 28, 2009 and forward remain open to examination by virtue of net operating loss carryovers created or utilized in those years.

        The Company accounts for the repatriation of foreign earnings in accordance with ASC 740-30. As such, the Company is partially reinvested based on the guidance provided in ASC 740-30. Undistributed earnings of approximately $33,149 at February 27, 2016 and approximately $33,227 at February 28, 2015 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of those earnings. The decrease in undistributed earnings from fiscal 2014 to fiscal 2015 was primarily related to the translation of foreign earnings from Swedish krona to U.S. dollar. Determination of the

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

5. Income taxes (Continued)

unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

        The Company does not have any uncertain tax positions, according to ASC 740-10, as of February 28, 2015 and February 27, 2016.

6. Employee benefit plans

401(k) Plan

        All domestic employees of the Company who complete 11 months of service are eligible to participate in the Company's 401(k) Plan. Participants may contribute up to 80% of annual compensation, limited to eighteen thousand annually (twenty-four thousand for participants aged 50 years and over) as of January 1, 2015. During fiscal 2015, fiscal 2014, and fiscal 2013, the Company matched 100% of employee contributions up to 4% of compensation. The amount charged to expense for the Company's matching contribution was $3,165, $2,737, and $2,570 for fiscal years 2015, 2014, and 2013, respectively.

Nonqualified retirement plan

        The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair market value of the plan asset recorded in other current assets was $3,947 and $3,951 as of February 27, 2016 and February 28, 2015, respectively. The total fair value of the plan liability recorded in accrued liabilities was $3,962 and $3,966 as of February 27, 2016 and February 28, 2015, respectively.

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

February 27, 2016

6. Employee benefit plans (Continued)

        The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	February 27, 2016	February 28, 2015
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,610	$4,083
Service cost	86	62
Interest cost	103	131
Benefits paid	(90)	(97)
Actuarial loss	(133)	462
Exchange rate (gain) loss	(90)	(1,031)

Projected benefit obligation, end of year	3,486	3,610
Fair value of plan assets, end of year	—	—

Underfunded status, end of year	$(3,486)	$(3,610)

Discount rate	3.4%	3.6%
Rate of pay increases	3.0%	3.0%

        The following table provides the components of net periodic benefit cost for fiscal years 2015, 2014, and 2013:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$86	$62	$54
Interest cost	103	131	132
Amortization of unrecognized net loss	45	38	35

Net periodic benefit cost for defined benefit plan	234	231	221
Defined contribution plans	2,246	2,292	2,243

Total net periodic benefit cost	$2,480	$2,523	$2,464

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

February 27, 2016

7. Stock-based compensation (Continued)

compensation expense during fiscal 2013 related to the 2012 Equity Plan, of which $1,594 was due to the modification of these stock options.

        On October 16, 2013, the Board approved the 2013 Incentive Award Plan ("2013 Equity Plan"). The 2013 Equity Plan provides for grants of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments. As of February 27, 2016, there are 3,616,570 shares authorized and 930,511 shares available for grant under the 2013 Equity Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

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

        On August 3, 2015, the Company granted 94,568 nonqualified stock options under the 2013 Equity Plan to non-employee directors of the Company. The stock options granted vest in equal annual installments over 3 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

7. Stock-based compensation (Continued)

        Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense in the consolidated statements of operations, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The Company issues new shares of common stock upon stock option exercise. Stock-based compensation cost was $1,556, $1,289, and $15,137 during the fiscal year 2015, 2014, and 2013, respectively. As of February 27, 2016, there was a remaining unrecognized compensation cost of $5,828 (net of estimated forfeitures) that the Company expects to be recognized on a straight-line basis over a weighted-average remaining service period of approximately 2.4 years. The intrinsic value of shares exercised was $2, $369, and $342 during fiscal 2015, 2014, and 2013, respectively. The fair value of shares vested was $1,367, $1,205, and $14,976 during fiscal 2015, 2014, and 2013, respectively.

        The following table summarizes the Company's stock option activity during fiscal 2015, 2014, and 2013:

	Fiscal Year
	2015				2014				2013
	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)
Beginning balance	2,856,005	$18.04			2,827,492	$17.92			244,064	$17.01
Granted	94,568	$17.28			104,849	$21.02			2,622,721	$18.00
Exercised	(3,315)	$17.71			(42,480)	$17.47			(18,338)	$17.54
Forfeited	(41,791)	$18.00			(32,202)	$18.00			(20,745)	$17.81
Expired	(14,991)	$17.80			(1,654)	$17.67			(210)	$18.00

Ending balance	2,890,476	$18.02	7.66	$—	2,856,005	$18.04	8.60	$1,376	2,827,492	$17.92	9.56	$50,587

Vested and exercisable at end of year	2,110,661	$17.95	7.55	$—	1,975,068	$17.90	8.53	$1,036	1,887,679	$17.88	9.50	$33,849

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

7. Stock-based compensation (Continued)

    Stock options granted during fiscal year 2015, 2014, and 2013 were granted at a weighted-average grant date fair value of $8.46, $8.14, and $8.26, respectively. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year
	2015	2014	2013
Expected term	6.0 years	6.1 years	5.7 years
Expected volatility	50.3%	50.4%	48.3%
Risk-free interest rate	1.7%	1.8%	1.5%
Dividend yield	0%	0%	0%

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

        As of February 27, 2016, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 47,986,975 were issued and outstanding.

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

February 27, 2016

8. Shareholders' equity (Continued)

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

        As of February 27, 2016, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

9. Accumulated other comprehensive income

        Accumulated other comprehensive income ("AOCI") consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign currency hedge instruments	Pension liability adjustment	Foreign currency translation	Total
Balance at March 1, 2014	$53	$(1,153)	$2,783	$1,683
Other comprehensive income (loss) before reclassifications, net of tax	(1,357)	(14)	(19,076)	(20,447)
Amounts reclassified to earnings, net of tax	422	—	—	422

Net current period other comprehensive (loss) income	(935)	(14)	(19,076)	(20,025)

Balance at February 28, 2015	$(882)	$(1,167)	$(16,293)	$(18,342)

Other comprehensive (loss) income before reclassifications, net of tax	(47)	138	(2,521)	(2,430)
Amounts reclassified to earnings, net of tax	900	37	—	937

Net current period other comprehensive (loss) income	853	175	(2,521)	(1,493)

Balance at February 27, 2016	$(29)	$(992)	$(18,814)	$(19,835)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

9. Accumulated other comprehensive income (Continued)

        The unrecognized net actuarial loss included in accumulated other comprehensive income as of February 27, 2016 and February 28, 2015 was $992 and $1,167, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company's consolidated statements of operations. For a description of the Company's employee benefit plans, refer to Note 6. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company's consolidated statements of operations. For a description of the Company's use of foreign currency forward contracts, refer to Note 10.

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

        In fiscal 2015, fiscal 2014, and fiscal 2013, the TCS segment used forward contracts for 54%, 54%, and 64% of inventory purchases in Swedish krona each year, respectively. In fiscal 2015, fiscal 2014, and fiscal 2013, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $5,495, $4,300, and $3,500, which represented 67%, 64%, and 67% of the Elfa segment's U.S. dollar purchases each year, respectively.

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

        The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

10. Foreign currency forward contracts (Continued)

currency hedge instruments were highly effective during the fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During fiscal 2015, the Company recognized a net unrealized loss of $371 associated with the change in fair value of forward contracts not designated as hedge instruments.

        The Company had $29 in accumulated other comprehensive loss related to foreign currency hedge instruments at February 27, 2016. The entire $29 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of February 27, 2016. The Company expects the unrealized loss of $29, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

        The change in fair value of the Company's foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.

11. Leases

        The Company conducts all of its U.S. operations from leased facilities that include a corporate headquarters/warehouse facility and 79 store locations. The corporate headquarters/warehouse and stores are under operating leases that will expire over the next 1 to 20 years. The Company also leases computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

11. Leases (Continued)

        The following is a schedule of future minimum lease payments due under noncancelable operating and capital leases:

	Operating leases	Capital leases
Within 1 year	$77,160	$261
2 years	77,683	328
3 years	70,476	167
4 years	56,357	4
5 years	52,338	—
Thereafter	202,163	—

Total minimum lease payments	$536,177	$760

Less amount representing interest		(15)

Present value of minimum lease payments		$745

        Rent expense for fiscal years 2015, 2014, and 2013 was $75,834, $72,643, and $68,184, respectively. Included in rent expense is percentage-of-sales rent expense of $450, $633, and $819 for fiscal years 2015, 2014, and 2013, respectively.

12. Commitments and contingencies

        In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,594 as of February 27, 2016.

        The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company's consolidated financial statements on an individual basis or in the aggregate.

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

February 27, 2016

13. Fair value measurements (Continued)

  •
  Level 3—Valuation inputs are unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

        As of February 27, 2016 and February 28, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts to stabilize its retail gross margins and to protect its operations from downward currency exposure. Foreign currency hedge instruments are related to the Company's attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company's foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 10 for further information on the Company's hedging activities.

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

        The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at February 27, 2016 and February 28, 2015:

Description		Balance Sheet Location	February 27, 2016	February 28, 2015
Assets
Nonqualified retirement plan	Level 2	Other current assets	$3,947	$3,951
Foreign currency forward contracts	Level 2	Other current assets	106	486

Total assets			$4,053	$4,437

Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	3,962	3,966
Foreign currency hedge instruments	Level 2	Accrued liabilities	—	315

Total liabilities			$3,962	$4,281

        The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of February 27, 2016 and February 28, 2015, the estimated fair value of the Company's long-term debt, including current maturities, was $221,534 and $327,830, respectively.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

14. Segment reporting

        The Company's operating segments were determined on the same basis as how it evaluates the performance internally. The Company's two operating segments consist of TCS and Elfa. The TCS segment includes the Company's retail stores, website and call center, as well as the installation and organization services business.

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

Fiscal year 2015	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$724,079	$70,551	$—	$794,630
Intersegment sales	—	47,010	(47,010)	—
Interest expense, net	11	326	16,473	16,810
Income (loss) before taxes(1)	29,367	3,046	(24,361)	8,051
Capital expenditures(2)	20,063	4,019	22,349	46,431
Depreciation and amortization	20,704	5,463	8,063	34,230
Goodwill	202,815	—	—	202,815
Trade names	187,048	41,320	—	228,368
Assets(2)	624,686	105,046	34,036	763,768

Fiscal year 2014	TCS	Elfa	Corporate/ Other	Total
Net sales to third parties	$697,699	$84,167	$—	$781,866
Intersegment sales	—	51,291	(51,291)	—
Interest expense, net	14	562	16,529	17,105
Income (loss) before taxes(1)	45,035	9,221	(24,390)	29,866
Capital expenditures(2)	29,889	7,955	10,896	48,740
Depreciation and amortization	17,035	6,066	7,910	31,011
Goodwill	202,815	—	—	202,815
Trade names	187,048	42,385	—	229,433
Assets(2)	627,120	111,015	30,922	769,057

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

14. Segment reporting (Continued)

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

(1)
The TCS segment includes stock-based compensation expense of $1,556, $1,289, and $15,137 for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

(2)
Tangible assets and trade names in the Elfa column are located outside of the United States. Assets and capital expenditures in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of foreign currency hedge instruments.

(3)
The Corporate/Other column includes $1,229 of loss on extinguishment of debt in fiscal 2013.

        The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2015, 2014, and 2013:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Custom Closets(1)	32%	32%	33%
Closet, Bath, Travel, Laundry	21%	21%	21%
Storage, Box, Shelving	14%	14%	13%
Kitchen, Food Storage, Trash	13%	13%	13%
Office, Collections, Hooks	9%	9%	9%
Containers, Gift Packaging, Seasonal, Impulse	8%	8%	8%
Services & Other	3%	3%	2%

Total	100%	100%	100%

(1)
Includes elfa® and TCS Closets™ product sold by the TCS segment and Elfa segment sales to third parties

15. Net income (loss) per common share

        Basic net income (loss) per common share is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

15. Net income (loss) per common share (Continued)

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

        The following is a reconciliation of net income (loss) available to common shareholders and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Fiscal year ended
	February 27, 2016	February 28, 2015	March 1, 2014
Numerator:
Net income	$5,142	$22,673	$8,166
Less: Distributions accumulated to preferred shareholders	—	—	(59,747)

Net income (loss) available to common shareholders	$5,142	$22,673	$(51,581)
Denominator:
Weighted-average common shares outstanding—basic	47,985,717	47,971,243	17,955,757
Options and other dilutive securities	—	549,622	—

Weighted-average common shares outstanding—diluted	47,985,717	48,520,865	17,955,757
Net income (loss) per common share—basic and diluted	$0.11	$0.47	$(2.87)
Antidilutive securities not included:
Stock options outstanding	2,875,900	830,740	373,414

16. Quarterly results of operations (unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results historically represent a larger share of annual net sales and operating income primarily due to Our Annual elfa® Sale. We

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

16. Quarterly results of operations (unaudited) (Continued)

follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for fiscal 2015 and 2014:

	Fiscal 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales(1)	$232,074	$197,241	$195,482	$169,833
Gross profit(1)	134,294	116,104	113,825	99,328
Income (loss) from operations(1)	18,420	1,788	8,692	(4,039)
Net income (loss)(1)	9,399	(1,731)	2,673	(5,199)
Weighted-average shares used in computing basic net income (loss) per share	47,986,975	47,986,975	47,985,181	47,983,738
Weighted-average shares used in computing diluted net income (loss) per share	47,986,975	47,986,975	48,027,676	47,983,738
Basic and diluted net income (loss) per common share	$0.20	$(0.04)	$0.06	$(0.11)

	Fiscal 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales(1)	$224,259	$190,922	$193,247	$173,438
Gross profit(1)	129,689	113,859	113,666	100,852
Income (loss) from operations(1)	21,606	13,756	12,814	(1,205)
Net income (loss)(1)	13,048	6,249	6,955	(3,579)
Weighted-average shares used in computing basic net income (loss) per share	47,982,276	47,979,581	47,976,500	47,946,616
Weighted-average shares used in computing diluted net income (loss) per share	48,372,125	48,432,143	48,539,762	47,946,616
Basic and diluted net income (loss) per common share	$0.27	$0.13	$0.14	$(0.07)

(1)
The sum of the quarters may not equal the total fiscal year due to rounding.

17. Subsequent events

        On March 30, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end from the 52- or 53-week period ending on the Saturday closest to February 28 to the 52- or 53-week period ending on the Saturday closest to March 31. The fiscal year change is effective beginning with the Company's 2016 fiscal year, which began April 3, 2016 and will end April 1, 2017 (the "New Fiscal Year"). As a result of the change, the Company had a March 2016 fiscal month transition period which began February 28, 2016 and ended April 2, 2016. The results of the transition period are expected to be reported in the Company's Form 10-Q to be filed for the first quarter of the New Fiscal Year, which will end on July 2, 2016 and in the Company's Form 10-K to be filed for the New Fiscal Year.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

February 27, 2016

17. Subsequent events (Continued)

        Additionally, as part of the Company's long-term succession plan, on May 9, 2016, the Company announced that Melissa Reiff, current President and Chief Operating Officer, will become the retailer's Chief Executive Officer, succeeding William A. ("Kip") Tindell, III, and Sharon Tindell will add President to her current Chief Merchandising Officer title. Kip Tindell, current Chairman and Chief Executive Officer, will retain his role as Chairman of the Company's Board of Directors. In addition, Jodi Taylor, Chief Financial Officer and Secretary, will add Chief Administrative Officer to her current title. These changes will be effective July 1, 2016.

        In connection with the management changes occurring, the Company has entered into amended and restated employment agreements with Mr. Tindell, Ms. Reiff, and Ms. Tindell, and has also entered into an employment agreement with Ms. Taylor, each to be effective July 1, 2016.

        The amended and restated employment agreements with Ms. Reiff and Ms. Tindell, as well as the employment agreement with Ms. Taylor, provide for annual grants of equity awards subject to the Company's 2013 Incentive Award Plan and award agreements thereunder. In fiscal 2016, Ms. Reiff, Ms. Tindell and Ms. Taylor will receive time-based restricted shares and performance-based restricted shares as outlined in the agreements. The amended and restated employment agreement with Mr. Tindell will provide him with the same type and amount of equity-based compensation awards provided generally to the Company's non-employee directors from time to time.

        The amended and restated employment agreements also remove certain deferred compensation provisions that were in the original employment agreements. As of February 27, 2016, the Company had approximately $4,080 of deferred compensation recorded on the balance sheet in the other long-term liabilities line item associated with the original employment agreements.

Schedule I—Condensed Financial Information of registrant—
The Container Store Group, Inc. (parent company only)
Condensed balance sheets

(in thousands)	February 27, 2016	February 28, 2015
Assets
Current assets:
Accounts receivable from subsidiaries	$850	$791

Total current assets	850	791
Noncurrent assets:
Investment in subsidiaries	206,218	201,071

Total noncurrent assets	206,218	201,071

Total assets	$207,068	$201,862
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$—	$—

Total current liabilities	—	—
Noncurrent liabilities	—	—

Total liabilities	—	—
Shareholders' equity:
Common stock	480	480
Additional paid-in capital	856,879	855,322
Retained deficit	(650,291)	(653,940)

Total shareholders' equity	207,068	201,862

Total liabilities and shareholders' equity	$207,068	$201,862

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)
Condensed statements of operations

(in thousands)	February 27, 2016	February 28, 2015	March 1, 2014
Net sales	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—

Gross profit	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—
Stock-based compensation	—	—	—
Pre-opening costs	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
Loss (gain) on disposal of assets	—	—	—

Income from operations	—	—	—
Interest expense	—	—	—

Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—

Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	5,142	22,673	8,166

Net income	$5,142	$22,673	$8,166

Schedule I—The Container Store Group, Inc.
(parent company only)
Condensed statements of comprehensive income

	Fiscal year ended
(In thousands)	February 27, 2016	February 28, 2015	March 1, 2014
Net income	$5,142	$22,673	$8,166
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $606, $(604) and $(239)	853	(935)	(1,492)
Pension liability adjustment, net of tax provision (benefit) of $39, $(4) and $(51)	175	(14)	(181)
Foreign currency translation adjustment	(2,521)	(19,076)	643

Comprehensive income	$3,649	$2,648	$7,136

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)
Notes to Condensed Financial Statements
(In thousands, except share amounts and unless otherwise stated)
February 27, 2016

Note 1:  Basis of presentation

        In the parent-company-only financial statements, The Container Store Group, Inc.'s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2015, fiscal 2014, or fiscal 2013.

Note 2:  Guarantees and restrictions

        The Container Store Inc., a subsidiary of the Company, has $321,288 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of February 27, 2016. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Senior Secured Term Loan Facility matures on April 6, 2019. The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $194,568 as of February 27, 2016.

        As of February 27, 2016, The Container Store, Inc. also has $75,159 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. On October 8, 2015, The Container Store, Inc. executed an amendment to the Revolving Credit Facility ("Amendment No. 2"). Under the terms of Amendment No. 2, among other items, the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.'s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt. Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc., in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the

Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.25 to 1.0, the Available Amount (as defined in the Revolving Credit Facility) during the term of the Revolving Credit Facility, and pursuant to certain other limited exceptions.

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 27, 2016.

Changes in Internal Control

        There were no changes in our internal control over financial reporting during the quarter ended February 27, 2016 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of February 27, 2016, our internal control over financial reporting was effective.

        This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".

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

        The information regarding the Company's executive officers is located at the end of Part I of this Annual Report on Form 10-K. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings "Security Ownership of Beneficial Owners and Management" and "Executive and Director Compensation—Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings "Corporate Governance," "Committees of the Board" and "Certain Relationships and Related Person Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the heading "Independent Registered Public Accounting Firm Fees and Other Matters".

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

        The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 27, 2016 and February 28, 2015
Consolidated Statements of Operations for the Fiscal Years Ended February 27, 2016, February 28, 2015, and March 1, 2014
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 27, 2016, February 28, 2015, and March 1, 2014
Consolidated Statements of Shareholders' Equity for the Fiscal years Ended February 27, 2016, February 28, 2015, and March 1, 2014
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 27, 2016, February 28, 2015, and March 1, 2014
Notes to Consolidated Financial Statements

2. Financial Statements Schedules

        The following financial statements schedule is included in Part II, Item 8:

    Schedule I—Condensed Financial Statement Information of Registrant

        All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3. Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1		Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14
3.2		Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14
4.1		Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/13
4.2		Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/14
4.3		Termination of Voting Agreement, dated as of May 6, 2016					*
10.1	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Kip Tindell and The Container Store Group, Inc.	8-K	001-36161	10.1	5/9/16

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Sharon Tindell and The Container Store Group, Inc.	8-K	001-36161	10.3	5/9/16
10.3	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Melissa Reiff and The Container Store Group, Inc.	8-K	001-36161	10.2	5/9/16
10.4	†	Employment Agreement, dated May 6, 2016 between Jodi Taylor and The Container Store Group, Inc.	8-K	001-36161	10.4	5/9/16
10.5	†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/14
10.6	†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-193255	10.2	9/30/13
10.7	†	The Container Store Group, Inc. 2013 Incentive Award Plan	10-Q	001-36161	10.4	1/10/14
10.8	†	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/13
10.9	†	The Container Store Group, Inc. Senior Executive Bonus Plan	10-Q	001-36161	10.6	1/10/14
10.10	†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/13
10.11		Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/13
10.12		Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/13
10.14	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014
10.15	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent	S-1	333-191465	10.12	9/30/13
10.16	Amendment No.1, dated as of April 8, 2013, to the ABL Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent and the other lenders party thereto	S-1	333-191465	10.13	9/30/13
10.17	Amendment No. 2, dated as of November 27, 2013 to the Credit Agreement dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent	8-K	001-36161	10.1	11/27/13
10.18	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.19		ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/13
10.20		Credit Agreement, dated April 27, 2009, among Elfa International AB, as Borrower, and Tjustbygdens Sparbank AB, as Bank, as transferred to Swedbank AB on January 27, 2012	S-1	333-191465	10.16	9/30/13
10.21	†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/13
10.22		Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2012, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/13
10.23	†	Indemnification and Hold Harmless Agreement, dated as of June 13, 2012, by and between The Container Store Group, Inc. (formerly known as TCS Holdings, Inc.) and William A. Tindell, III	S-1	333-191465	10.20	9/30/13
10.24		Assumption Agreement, dated as of April 2, 2014, by and between The Container Store Group, Inc. and William A. Tindell, III and Rufus Tindell LLC	10-K	001-36161	10.23	5/28/2014
10.25		Master Credit Agreement, dated April 1, 2014, between Elfa International AB, as Borrower, and Nordea Bank AB (publ), as Bank	10-Q	001-36161	10.1	7/11/2014
10.26	†	Employment Agreement, dated 9/1/2014, between The Container Store Group, Inc. and Peter Lodwick	10-Q	001-36161	10.1	10/10/2014

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.27	†	Non-Employee Director Compensation Policy of The Container Store Group, Inc.	10-Q	001-36161	10.1	1/09/2015
10.28		Amendment No. 2 to Credit Agreement, dated as of October 8, 2015, by and among The Container Store, Inc., as borrower, JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, Wells Fargo Bank, National Association, as lender, and the guarantors party thereto.	8-K	001-36161	10.1	10/09/2015
21.1		Subsidiary List					*
23.1		Consent of Ernst & Young LLP					*
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS		XBRL Instance Document					*
101.SCH		XBRL Taxonomy Extension Schema Document					*
101.CAL		XBRL Taxonomy Calculation Linkbase Document					*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE		XBRL Taxonomy Extension Presentation					*

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
Date: May 10, 2016	/s/ JODI L. TAYLOR Jodi L. Taylor Chief Financial Officer and Secretary (duly authorized officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. “KIP” TINDELL, III William A. "Kip" Tindell, III	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 10, 2016
/s/ JODI L. TAYLOR Jodi L. Taylor	Chief Financial Officer and Secretary (principal financial officer)	May 10, 2016
/s/ JEFFREY A. MILLER Jeffrey A. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	May 10, 2016
/s/ SHARON TINDELL Sharon Tindell	Chief Merchandising Officer and Director	May 10, 2016
/s/ MELISSA REIFF Melissa Reiff	President, Chief Operating Officer and Director	May 10, 2016
/s/ JONATHAN SOKOLOFF Jonathan Sokoloff	Director	May 10, 2016
/s/ TIMOTHY FLYNN Timothy Flynn	Director	May 10, 2016

Signature	Title	Date

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	May 10, 2016
/s/ ROBERT E. JORDAN Robert E. Jordan	Director	May 10, 2016
/s/ DANIEL MEYER Daniel Meyer	Director	May 10, 2016
/s/ WALTER ROBB Walter Robb	Director	May 10, 2016
/s/ RAJENDRA SISODIA Rajendra Sisodia	Director	May 10, 2016
/s/ CARYL STERN Caryl Stern	Director	May 10, 2016