Form 10-Q
period 2016-07-02
Container Store Group, Inc.
filed 2016-08-10
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant had 48,359,817 shares of its common stock outstanding as of July 27, 2016.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of July 2, 2016, February 27, 2016, and July 4, 2015	3
	Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended July 2, 2016 and July 4, 2015 and the Five Weeks Ended April 2, 2016	5
	Unaudited Consolidated Statements of Comprehensive Loss for the Thirteen Weeks ended July 2, 2016 and July 4, 2015 and the Five Weeks Ended April 2, 2016	6
	Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks ended July 2, 2016 and July 4, 2015 and the Five Weeks Ended April 2, 2016	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Default Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

The Container Store Group, Inc.

Consolidated balance sheets

	July 2,	February 27,	July 4,
	2016	2016	2015
(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$8,189	$13,609	$8,397
Accounts receivable, net	25,035	28,843	21,415
Inventory	104,144	86,435	109,246
Prepaid expenses	14,817	8,692	13,456
Income taxes receivable	770	157	1,186
Deferred tax assets, net	-	-	3,256
Other current assets	9,852	8,695	10,535
Total current assets	162,807	146,431	167,491
Noncurrent assets:
Property and equipment, net	173,937	176,117	173,255
Goodwill	202,815	202,815	202,815
Trade names	228,699	228,368	229,749
Deferred financing costs, net	389	419	222
Noncurrent deferred tax assets, net	1,269	2,090	2,213
Other assets	1,826	1,879	1,808
Total noncurrent assets	608,935	611,688	610,062
Total assets	$771,742	$758,119	$777,553

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	July 2,	February 27,	July 4,
	2016	2016	2015
(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$51,552	$40,274	$49,505
Accrued liabilities	62,220	69,635	55,262
Revolving lines of credit	5,982	721	10,379
Current portion of long-term debt	5,464	5,373	5,307
Income taxes payable	-	-	56
Total current liabilities	125,218	116,003	120,509
Noncurrent liabilities:
Long-term debt, net of deferred financing costs	326,544	316,135	340,917
Noncurrent deferred tax liabilities, net	79,922	80,720	80,293
Deferred rent and other long-term liabilities	33,532	38,193	37,781
Total noncurrent liabilities	439,998	435,048	458,991
Total liabilities	565,216	551,051	579,500

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,986,975 shares issued at July 2, 2016 and February 27, 2016; 47,983,804 shares issued at July 4, 2015	480	480	480
Additional paid-in capital	857,381	856,879	855,775
Accumulated other comprehensive loss	(19,175)	(19,835)	(17,452)
Retained deficit	(632,160)	(630,456)	(640,750)
Total shareholders’ equity	206,526	207,068	198,053
Total liabilities and shareholders’ equity	$771,742	$758,119	$777,553

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Five Weeks Ended
	July 2,	July 4,	April 2,
(In thousands, except share and per share amounts) (unaudited)	2016	2015	2016
Net sales	$177,448	$169,958	$69,218
Cost of sales (excluding depreciation and amortization)	72,753	70,447	29,023
Gross profit	104,695	99,511	40,195
Selling, general, and administrative expenses (excluding depreciation and amortization)	92,313	94,284	34,504
Stock-based compensation	365	327	147
Pre-opening costs	1,096	1,640	191
Depreciation and amortization	9,347	8,231	3,009
Other expenses	549	-	102
(Gain) loss on disposal of assets	(3)	10	-
Income (loss) from operations	1,028	(4,981)	2,242
Interest expense	4,110	4,173	1,550
(Loss) income before taxes	(3,082)	(9,154)	692
(Benefit) provision for income taxes	(1,025)	(3,366)	338
Net (loss) income	$(2,057)	$(5,788)	$354

Basic and diluted net (loss) income per common share	$(0.04)	$(0.12)	$0.01

Weighted-average common shares - basic and diluted	47,986,975	47,983,785	47,986,975

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended		Five Weeks Ended
	July 2,	July 4,	April 2,
(In thousands) (unaudited)	2016	2015	2016
Net (loss) income	$(2,057)	$(5,788)	$354
Unrealized gain (loss) on financial instruments, net of tax provision of $1, $242 and $53	47	342	(34)
Pension liability gain (loss)	65	(58)	(66)
Foreign currency translation (loss) gain	(3,451)	2,254	4,099
Comprehensive (loss) income	$(5,396)	$(3,250)	$4,353

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended		Five Weeks Ended
	July 2,	July 4,	April 2,
(In thousands) (unaudited)	2016	2015	2016
Operating activities
Net (loss) income	$(2,057)	$(5,788)	$354
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,347	8,231	3,009
Stock-based compensation	365	327	147
(Gain) loss on disposal of property and equipment	(3)	10	-
Deferred tax (benefit) expense	(922)	(3,424)	958
Noncash interest	480	489	160
Other	(153)	219	45
Changes in operating assets and liabilities:
Accounts receivable	(2,836)	(760)	6,958
Inventory	(19,283)	(20,542)	1,516
Prepaid expenses and other assets	244	260	(7,371)
Accounts payable and accrued liabilities	18,497	6,197	(14,258)
Income taxes	175	(1,422)	(859)
Other noncurrent liabilities	(4,523)	(205)	(199)
Net cash used in operating activities	(669)	(16,408)	(9,540)

Investing activities
Additions to property and equipment	(8,013)	(12,199)	(2,435)
Proceeds from sale of property and equipment	7	191	1
Net cash used in investing activities	(8,006)	(12,008)	(2,434)

Financing activities
Borrowings on revolving lines of credit	11,530	15,016	4,958
Payments on revolving lines of credit	(9,017)	(11,890)	(2,072)
Borrowings on long-term debt	12,000	23,000	5,000
Payments on long-term debt	(6,355)	(1,327)	(944)
Proceeds from the exercise of stock options	-	1	-
Net cash provided by financing activities	8,158	24,800	6,942

Effect of exchange rate changes on cash	(103)	494	232
Net decrease in cash	(620)	(3,122)	(4,800)
Cash at beginning of period	8,809	11,519	13,609
Cash at end of period	$8,189	$8,397	$8,809

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$751	$750	$1,114
Capital lease obligation incurred	$147	$237	$60

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

July 2, 2016

1.              Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the Securities and Exchange Commission on May 10, 2016.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains controlling interest in the Company.  As of July 2, 2016, The Container Store, Inc. operates 80 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 29 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Change in Fiscal Year

On March 30, 2016, the Company elected to change its fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. The fiscal year change was effective beginning with the Company’s current 2016 fiscal year, which began on April 3, 2016 and will end on April 1, 2017 (the “New Fiscal Year”). As a result of the change, the Company had a March 2016 fiscal month transition period from February 28, 2016 to April 2, 2016. Results of the transition period are presented herewith and will be reported in the Company’s Form 10-K for fiscal 2016. Recast historical unaudited quarterly financial information for the thirteen weeks ended July 4, 2015 is included in the consolidated financial statements and the accompanying notes.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended July 2, 2016 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on December 24 and ends in February.

Due to historically strong sales at the beginning of Our Annual elfa® Sale, as well as the fact that the third quarter of the New Fiscal Year will include the month of December, which has historically been a strong sales month due to our holiday campaign, the seasonal impact of the fiscal fourth quarter is expected to be less significant.

Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is evaluating the impact of implementation of this standard on its financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for and adopted by the Company in the first quarter of fiscal 2016 on a prospective basis. The adoption of this standard did not result in a material impact to the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), which is intended to eliminate the diversity in practice surrounding how investments measured at net asset value (“NAV”) with redemption dates in the future are categorized in the fair value hierarchy. Under the new guidance, investments measured at fair value using the NAV per share practical expedient should no longer be categorized in the fair value hierarchy. ASU 2015-07 was effective for and adopted by the Company in the first quarter of fiscal 2016 on a retrospective basis. As a result, the nonqualified retirement plan, which is measured at NAV per share using the practical expedient, is no longer categorized in the fair value hierarchy.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for and adopted by the Company in the first quarter of fiscal 2016 on a prospective basis. The adoption of this standard did not result in a material impact to the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. In addition, in August 2015,

ASU 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU 2015-03 and ASU 2015-15 were effective for and adopted by the Company in the first quarter of fiscal 2016 on a retrospective basis. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements included a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a reduction of long-term debt, net of deferred financing costs, while net deferred financing costs related to our Revolving Credit Facility remain an asset in the deferred financing costs line item. The Company had $5,039, $5,649, $6,868 of net deferred financing costs as of July 2, 2016, February 27, 2016, and July 4, 2015, respectively, related to our Senior Secured Term Loan Facility.

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

2. Detail of certain balance sheet accounts

	July 2,	February 27,	July 4,
	2016	2016	2015
Inventory:
Finished goods	$98,990	$81,496	$104,110
Raw materials	4,783	3,363	4,814
Work in progress	371	1,576	322
	$104,144	$86,435	$109,246

Accrued liabilities:
Accrued payroll, benefits and bonuses	$21,921	$22,483	$20,301
Unearned revenue	10,641	16,034	5,312
Accrued transaction and property tax	10,535	9,655	9,917
Gift cards and store credits outstanding	8,911	8,564	8,040
Accrued lease liabilities	4,450	4,384	3,913
Accrued interest	101	2,270	206
Other accrued liabilities	5,661	6,245	7,573
	$62,220	$69,635	$55,262

3.  Net (loss) income per common share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares for the period. Diluted net (loss) income per share is computed as net (loss) income divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive.

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted net loss (income) per share calculations:

	Thirteen Weeks Ended		Five Weeks Ended
	July 2,	July 4,	April 2,
	2016	2015	2016
Numerator:
Net (loss) income	$(2,057)	$(5,788)	$354

Denominator:
Weighted-average common shares — basic and diluted	47,986,975	47,983,785	47,986,975

Basic and diluted net (loss) income per common share	$(0.04)	$(0.12)	$0.01

Antidilutive securities not included:
Share-based awards outstanding	2,867,719	1,233,375	2,886,138

4.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $690 and $570 for defined contribution plans in the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively.

5.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended July 2, 2016 was 33.3% compared to 36.8% for the thirteen weeks ended July 4, 2015. The decrease in the effective tax rate is primarily due to a shift in the mix of domestic and foreign earnings.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,535 as of July 2, 2016.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, are shown below for the thirteen weeks ended July 2, 2016:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at February 27, 2016	$(29)	$(992)	$(18,814)	$(19,835)

Other comprehensive (loss) income before reclassifications, net of tax	(46)	(66)	4,099	3,987
Amounts reclassified to earnings, net of tax	12	-	-	12
Net current period other comprehensive (loss) income	(34)	(66)	4,099	3,999

Balance at April 2, 2016	$(63)	$(1,058)	$(14,715)	$(15,836)

Other comprehensive income (loss) before reclassifications, net of tax	33	65	(3,451)	(3,353)
Amounts reclassified to earnings, net of tax	14	-	-	14
Net current period other comprehensive income (loss)	47	65	(3,451)	(3,339)

Balance at July 2, 2016	$(16)	$(993)	$(18,166)	$(19,175)

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

During the thirteen weeks ended July 2, 2016 and July 4, 2015, the TCS segment used forward contracts for zero and 100% of inventory purchases in Swedish krona each year, respectively. During the thirteen weeks ended July 2, 2016 and July 4, 2015, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $1,465 and $805, which represented 94% and 43% percent of the Elfa segment’s U.S. dollar purchases each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended July 2, 2016 and July 4, 2015. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the thirteen weeks ended July 2, 2016, the Company recognized a net loss of $153 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had $16 in accumulated other comprehensive loss related to foreign currency hedge instruments at July 2, 2016. Of the $16, $3 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of July 2, 2016. The Company expects the unrealized loss of $3, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of July 2, 2016, February 27, 2016 and July 4, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			July 2,	February 27,	July 4,
Description		Balance Sheet Location	2016	2016	2015
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$4,343	$3,947	$4,050
Foreign currency forward contracts	Level 2	Other current assets	229	106	319
Total assets			$4,572	$4,053	$4,369
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	4,343	3,962	4,065
Foreign currency forward contracts	Level 2	Accrued liabilities	-	-	156
Total liabilities			$4,343	$3,962	$4,221

(1)         The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of July 2, 2016, February 27, 2016 and July 4, 2015, the estimated fair value of the Company’s long-term debt, including current maturities, was $297,113, $221,534, and $348,648, respectively.

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

			Corporate/
Thirteen Weeks Ended July 2, 2016	TCS	Elfa	Other	Total
Net sales to third parties	$161,249	$16,199	$-	$177,448
Intersegment sales	-	8,837	(8,837)	-
Interest expense, net	14	56	4,040	4,110
Income (loss) before taxes (1)	4,386	(732)	(6,736)	(3,082)
Assets (2)	629,407	107,411	34,924	771,742

			Corporate/
Thirteen Weeks Ended July 4, 2015	TCS	Elfa	Other	Total
Net sales to third parties	$153,457	$16,501	$-	$169,958
Intersegment sales	-	7,966	(7,966)	-
Interest expense, net	-	92	4,081	4,173
Loss before taxes	(1,115)	(1,907)	(6,132)	(9,154)
Assets (2)	629,539	113,807	34,207	777,553

			Corporate/
Five Weeks Ended April 2, 2016	TCS	Elfa	Other	Total
Net sales to third parties	$64,331	$4,887	$-	$69,218
Intersegment sales	-	1,990	(1,990)	-
Interest expense, net	-	18	1,532	1,550
Income (loss) before taxes	3,306	(1,005)	(1,609)	692
Assets (2)	610,103	113,011	33,962	757,076

(1)  The TCS segment includes a net benefit of $3.9 million related to amended and restated employment agreements entered into with key executives during the first quarter, leading to the reversal of accrued deferred compensation associated with the original employment agreements.

(2)  Tangible assets in the Elfa column are located outside of the United States. Assets in Corporate/Other include assets located in the corporate headquarters and distribution center. Assets in Corporate/Other also include deferred tax assets and the fair value of foreign currency hedge instruments.

11.  Stock-based compensation

On July 1, 2016, the Company granted time-based and performance-based restricted shares under the Company’s 2013 Incentive Award Plan to certain key executives in accordance with employment agreements executed on May 6, 2016. The total number of restricted shares granted was 372,842 with a grant-date fair value of $5.42. The time-based restricted shares will vest over 2.75 years. The performance-based restricted shares vest based on achievement of fiscal 2016 performance targets and are also subject to time-based vesting requirements over 3.75 years.

Unrecognized compensation expense related to outstanding restricted stock awards to employees as of July 2, 2016 was $2,021 and is expected to be recognized over a weighted average period of 3.55 years.

12.  Transition Period Financial Information

On March 30, 2016, the Board of Directors approved a change in the Company’s fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. Accordingly, the Company is presenting unaudited financial statements for the five week transition period from February 28, 2016 to April 2, 2016. The following table provides certain unaudited comparative financial information of the same period of the prior year. The periods below both represent 35 day periods.

	Five Weeks Ended
	April 2,	April 4,
	2016	2015
(In thousands, except share and per share amounts)	(unaudited)	(unaudited)
Consolidated statement of operations data:
Net sales	$69,218	$66,761
Gross profit	40,195	39,254
Selling, general, and administrative expenses	34,504	33,728
Income from operations	2,242	2,565
Income before taxes	692	978
Provision for income taxes	338	340
Net income	354	638
Net income per common share:
Basic and diluted	$0.01	$0.01
Weighted-average common shares - basic and diluted	47,986,975	47,983,681

13.  Subsequent event

On August 2, 2016, the Company granted time-based and performance-based restricted shares under the Company’s 2013 Incentive Award Plan to certain officers of the Company. The total number of restricted shares granted was 248,937 with a grant-date fair value of $5.29. The time-based restricted shares will vest over 2.67 years. The performance-based restricted shares vest based on achievement of fiscal 2016 performance targets and are also subject to time-based vesting requirements over 3.67 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our dependence on a single distribution center for all of our stores; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2016.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2016 ends on April 1, 2017, fiscal 2015 ended on February 27, 2016 and fiscal 2014 ended on February 28, 2015. Refer to Note 12 for details of the one-month transition period ended April 2, 2016. The first quarter of fiscal 2016 ended on July 2, 2016 and the recast first quarter of fiscal 2015 ended on July 4, 2015, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•      The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of July 2, 2016, we operated 80 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 29 states and the District of Columbia. We allow our customers to shop with us in a variety of ways-anywhere, anytime, any way she wants through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

•      Elfa, The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S.  Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Recent Events

On July 1, 2016, Melissa Reiff, former President and Chief Operating Officer, became the Company’s Chief Executive Officer, succeeding William A. (“Kip”) Tindell, III.  Kip Tindell, former Chairman and Chief Executive Officer, retained his role as Chairman of the Company’s Board of Directors. Additionally, Sharon Tindell, Chief Merchandising Officer, added President to her title and Jodi Taylor, Chief Financial Officer and Secretary, added Chief Administrative Officer to her title.

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

	Thirteen Weeks Ended
	July 2,	July 4,
	2016	2015
Net sales	$177,448	$169,958
Cost of sales (excluding depreciation and amortization)	72,753	70,447
Gross profit	104,695	99,511
Selling, general, and administrative expenses (excluding depreciation and amortization)	92,313	94,284
Stock-based compensation*	365	327
Pre-opening costs*	1,096	1,640
Depreciation and amortization	9,347	8,231
Other expenses	549	-
(Gain) loss on disposal of assets	(3)	10
Income (loss) from operations	1,028	(4,981)
Interest expense	4,110	4,173
Loss before taxes	(3,082)	(9,154)
Benefit for income taxes	(1,025)	(3,366)
Net loss	$(2,057)	$(5,788)

	Thirteen Weeks Ended
	July 2,	July 4,
	2016	2015
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.0%	41.4%
Gross profit	59.0%	58.6%
Selling, general and administrative expenses (excluding depreciation and amortization)	52.0%	55.5%
Stock-based compensation*	0.2%	0.2%
Pre-opening costs*	0.6%	1.0%
Depreciation and amortization	5.3%	4.8%
Other expenses	0.3%	0.0%
(Gain) loss on disposal of assets	(0.0%)	0.0%
Income (loss) from operations	0.6%	(2.9%)
Interest expense, net	2.3%	2.5%
Loss before taxes	(1.7%)	(5.4%)
Benefit for income taxes	(0.6%)	(2.0%)
Net loss	(1.2%)	(3.4%)
Operating data:
Comparable store sales for the period(1)*	(1.4%)	(1.9%)
Number of stores open at end of period*	80	72
Non-GAAP measures(2):
Adjusted EBITDA(3)	$12,032	$4,737

(1) A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider net sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales.

In the first quarter of fiscal 2016, we changed our comparable store sales operating measure to reflect the point at which merchandise and service orders are fulfilled and delivered to customers, excluding shipping and delivery.  Prior to the first quarter of fiscal 2016, our comparable store sales operating measure in a given period was based on merchandise and service orders placed in that period, excluding shipping and delivery, which did not always reflect the point at which merchandise and services were received by the customer and, therefore, recognized in our financial statements as net sales. We believe that changing the comparable store sales operating metric to better align with net sales presented in our financial statements will assist investors in evaluating our financial performance. The comparable store sales percentages presented for the previous periods have been adjusted to reflect the updated definition.

(2) We have presented EBITDA and Adjusted EBITDA as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnote (3) of this table for further information regarding why we believe EBITDA and Adjusted EBITDA provide useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

(3) EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with our Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

EBITDA and Adjusted EBITDA, are included in this Quarterly Report on Form 10-Q because they are key metrics used by management, our board of directors and LGP to assess our financial performance.

In addition, we use Adjusted EBITDA in connection with covenant compliance and executive performance evaluations, and we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock compensation expense. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 2,	July 4,
	2016	2015
Net loss	$(2,057)	$(5,788)
Depreciation and amortization	9,347	8,231
Interest expense, net	4,110	4,173
Income tax benefit	(1,025)	(3,366)
EBITDA	10,375	3,250
Pre-opening costs*(a)	1,096	1,640
Noncash rent*(b)	(418)	(670)
Stock-based compensation*(c)	365	327
Foreign exchange losses (gains)(d)	42	176
Other adjustments(e)	572	14
Adjusted EBITDA	$12,032	$4,737

(a)                                 Non-capital expenditures associated with opening new stores and relocating stores, including rent, marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

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

Thirteen weeks ended July 2, 2016 and July 4, 2015

Net sales

The following table summarizes our net sales for the thirteen weeks ended July 2, 2016 and the thirteen weeks ended July 4, 2015:

	July 2, 2016	% total	July 4, 2015	% total
TCS net sales	$161,249	90.9%	$153,457	90.3%
Elfa third party net sales	16,199	9.1%	16,501	9.7%
Net sales	$177,448	100.0%	$169,958	100.0%

Net sales in the thirteen weeks ended July 2, 2016 increased by $7,490, or 4.4%, compared to the thirteen weeks ended July 4, 2015. The increase is comprised of the following components:

Net sales
Net sales for thirteen weeks ended July 4, 2015	$169,958
Incremental net sales increase (decrease) due to:
New stores	10,004
Comparable stores (including a $216, or 1.8%, decrease in online sales)	(2,181)
Elfa third party net sales (excluding impact of foreign currency translation)	(682)
Impact of foreign currency translation on Elfa third party net sales	380
Shipping and delivery	(31)
Net sales for the thirteen weeks ended July 2, 2016	$177,448

In the thirteen weeks ended July 2, 2016, eleven new stores generated $10,004 of incremental net sales, ten of which were opened prior to or during fiscal 2015 and one of which was opened in the first quarter of fiscal 2016.  The increase in net sales generated by new stores was partially offset by a $2,181, or 1.4% decrease in net sales from comparable stores.  Elfa third party net sales decreased $302 in the thirteen weeks ended July 2, 2016. After converting Elfa’s third-party net sales results from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended July 2, 2016 and the thirteen weeks ended July 4, 2015, Elfa third-party net sales declined $682, or 4.1%, primarily due to lower sales in Russia.

Gross profit and gross margin

Gross profit in the thirteen weeks ended July 2, 2016 increased by $5,184, or 5.2%, compared to the thirteen weeks ended July 4, 2015. The increase in gross profit was primarily the result of increased net sales, combined with improved consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended July 2, 2016 and July 4, 2015 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	July 2, 2016	July 4, 2015
TCS gross margin	58.6%	58.7%
Elfa gross margin	42.1%	38.8%
Total gross margin	59.0%	58.6%

TCS gross margin declined slightly to 58.6%, as a growing mix of lower-margin product and service sales was partially offset by the impact of the stronger U.S. dollar.  Elfa gross margin improved primarily due to lower direct materials costs and production efficiencies. On a consolidated basis, gross margin increased 40 basis points, primarily due to the improvement in gross margin at the Elfa segment during the first quarter of fiscal 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended July 2, 2016 decreased by $1,971, or 2.1%, compared to the thirteen weeks ended July 4, 2015. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the thirteen weeks ended July 2, 2016 and July 4, 2015:

	July 2, 2016	July 4, 2015
	% of net sales	% of net sales
TCS selling, general and administrative	46.6%	49.6%
Elfa selling, general and administrative	5.4%	5.9%
Total selling, general and administrative	52.0%	55.5%

TCS selling, general and administrative expenses decreased by 300 basis points as a percentage of total net sales. The decrease was primarily due to the impact of amended and restated employment agreements entered into with key executives during the quarter, leading to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, of $3,910, or 220 basis points. Additionally, the Company’s SG&A savings program contributed, in part, to decreased spending on certain major initiatives and decreased 401(k) costs. The Company also experienced lower healthcare costs during the first quarter of fiscal 2016. Elfa selling, general and administrative expenses decreased by 50 basis points as a percentage of total net sales, primarily due to a positive impact from foreign currency exchange rates.

Pre-opening costs

Pre-opening costs decreased by $544, or 33.2%, in the thirteen weeks ended July 2, 2016  to $1,096, as compared to $1,640 in the thirteen weeks ended July 4, 2015. We opened one store in the thirteen weeks ended July 2, 2016, as compared to two stores in the thirteen weeks ended July 4, 2015.

Depreciation and amortization

Depreciation and amortization increased by $1,116, or 13.6%, in the thirteen weeks ended July 2, 2016 to $9,347, as compared to $8,231 in the thirteen weeks ended July 4, 2015. The increase in depreciation and amortization is primarily related to an increase in the number of stores, as well as investments in automation in the distribution center and corporate headquarters to support the increase in the number of stores.

Other expenses

Other expenses of $549 were recorded in the thirteen weeks ended July 2, 2016, which were primarily related to management transition costs.

Taxes

The benefit for income taxes in the thirteen weeks ended July 2, 2016 was $1,025, as compared to $3,366 in the thirteen weeks ended July 4, 2015. The effective tax rate for the thirteen weeks ended July 2, 2016 was 33.3%, as compared to 36.8% in the thirteen weeks ended July 4, 2015.  The decrease in the effective tax rate is primarily due to a shift in the mix of domestic and foreign earnings.

Five-week transition period ended April 2, 2016

Net sales in the five-week transition period ended April 2, 2016 increased by $2,457, or 3.7%, compared to the five-week period ended April 4, 2015. The increase was primarily due to incremental sales from ten new stores, partially offset by a decrease in Elfa third-party sales and a decrease in shipping and delivery sales due to the introduction of free shipping on orders over $75 in April 2015. Gross profit increased by $941, or 2.4%, compared to the prior year comparable period, primarily due to the increase in net sales and partially offset by a 70 basis points decline in gross margin.  The decline in gross margin is primarily due to a shift in timing of Our Annual elfa® Sale extension, which resulted in decreased sales of elfa® product in the five-weeks ended April 2,2016 as compared to the prior year comparable period. Selling, general and administrative expenses increased by $776, or 2.3%, compared to the prior year comparable period, primarily due to the increase in sales. As a percent of sales, selling, general and administrative expenses declined 70 basis points, primarily due to improved leverage on store payroll during the month. Basic and diluted earnings per share remained consistent at $0.01 in the five-week transition period ended April 2, 2016 as compared to the five-week period ended April 4, 2015.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $16,465 as of July 2, 2016) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

At July 2, 2016, we had $8,189 of cash and $59,926 of additional availability under the Revolving Credit Facility and approximately $10,483 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,535 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	July 2,	July 4,
	2016	2015
Net cash used in operating activities	$(669)	$(16,408)
Net cash used in investing activities	(8,006)	(12,008)
Net cash provided by financing activities	8,158	24,800
Effect of exchange rate changes on cash	(103)	494
Net decrease in cash	$(620)	$(3,122)

Net cash used in operating activities

Cash from operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $669 for the thirteen weeks ended July 2, 2016. Non-cash items of $9,114 were more than offset by a net loss of $2,057 and a net change in operating assets and liabilities of $7,726. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory and accounts receivable and a decrease in noncurrent liabilities, partially offset by an increase in accounts payable and accrued liabilities during the thirteen weeks ended July 2, 2016.

Net cash used in operating activities was $16,408 for the thirteen weeks ended July 4, 2015. Non-cash items of $5,852 were more than offset by a net loss of $5,788 and a net change in operating assets and liabilities of $16,471, primarily due to an increase in merchandise inventory, partially offset by an increase in accounts payable and accrued liabilities during the thirteen weeks ended July 4, 2015.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the thirteen weeks ended July 2, 2016 were $8,013 with new store openings and existing store remodels accounting for approximately half of spending at $4,051. We opened one new store during the thirteen weeks ended July 2, 2016. The remaining capital expenditures of $3,962 were primarily for investments in our distribution center and information technology.

Our total capital expenditures for the thirteen weeks ended July 4, 2015 were $12,199 with new store openings and existing store remodels accounting for $4,910 of the spending. We opened two new stores during the thirteen weeks ended July 4, 2015. The remaining capital expenditures of $7,289 were primarily for investments in strategic initiatives, our corporate offices and distribution center, information technology, and Elfa manufacturing facility enhancements.

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

Net cash provided by financing activities was $8,158 for the thirteen weeks ended July 2, 2016. This included net proceeds of $7,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $2,513 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $1,355 for repayment of long-term indebtedness.

Net cash provided by financing activities was $24,800 for the thirteen weeks ended July 4, 2015. This included net proceeds of $23,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $3,126 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $1,327 for repayment of long-term indebtedness.

As of July 2, 2016, we had a total of $59,926 of unused borrowing availability under the Revolving Credit Facility. There were $12,000 of borrowings outstanding under the Revolving Credit Facility as of July 2, 2016.

As of July 2, 2016, Elfa had a total of $10,483 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $5,982 outstanding under the 2014 Elfa Revolving Credit Facility.

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

On May 20, 2016, The Container Store, Inc. entered into Amendment No. 3 to the Senior Secured Term Loan Facility to update the credit agreement for the Company’s change in fiscal year.  No other material changes were made to the terms of the credit agreement.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of July 2, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

On May 20, 2016, The Container Store, Inc. entered into Amendment No. 3 to the Revolving Credit Facility to update the credit agreement for the Company’s change in fiscal year.  No other material changes were made to the terms of the credit agreement.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of July 2, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $7,056 as of July 2, 2016) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $16,465 as of July 2, 2016) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $353 as of July 2, 2016) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of July 2, 2016, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Critical accounting policies and estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016. As of July 2, 2016, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of July 2, 2016 has not significantly changed since February 27, 2016. Our market risk profile as of February 27, 2016 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 10, 2016. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2016.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the five weeks ended April 2, 2016 and the quarter ended July 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                     RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

4.1	Termination of Voting Agreement, dated as of May 6, 2016	10-K	001-36161	4.3	5/10/16

10.1	Third Amended and Restated Employment Agreement, dated May 6, 2016, between Kip Tindell and The Container Store Group, Inc.	8-K	001-36161	10.1	5/9/16

10.2	Third Amended and Restated Employment Agreement, dated May 6, 2016, between Melissa Reiff and The Container Store Group, Inc.	8-K	001-36161	10.2	5/9/16

10.3	Third Amended and Restated Employment Agreement, dated May 6, 2016, between Sharon Tindell and The Container Store Group, Inc.	8-K	001-36161	10.3	5/9/16

10.4	Employment Agreement, dated May 6, 2016, between Jodi Taylor and The Container Store Group, Inc.	8-K	001-36161	10.4	5/9/16

10.5	Amendment No. 3 to the Senior Secured Term Loan Facility					*

10.6	Amendment No. 3 to the Revolving Credit Facility					*

10.7	Form of Restricted Stock Award Grant Notice (Time-Vesting) and Restricted Stock Award Agreement, pursuant to the Company’s 2013 Incentive Award Plan	*

10.8	Form of Restricted Stock Award Grant Notice (Performance-Vesting) and Restricted Stock Award Agreement, pursuant to the Company’s 2013 Incentive Award Plan	*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation	*

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date:   August 10, 2016

/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

Date:   August 10, 2016

/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)