Form 10-Q
period 2016-10-01
Container Store Group, Inc.
filed 2016-11-10
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2016

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

The registrant had 48,588,283 shares of its common stock outstanding as of October 27, 2016.

The Container Store Group, Inc.

Consolidated balance sheets

	October 1,	February 27,	October 3,
	2016	2016	2015
(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$9,329	$13,609	$7,397
Accounts receivable, net	27,896	28,843	24,177
Inventory	112,916	86,435	112,115
Prepaid expenses	10,368	8,692	14,873
Income taxes receivable	-	157	1,447
Deferred tax assets, net	-	-	3,256
Other current assets	8,546	8,695	9,507
Total current assets	169,055	146,431	172,772
Noncurrent assets:
Property and equipment, net	172,324	176,117	175,904
Goodwill	202,815	202,815	202,815
Trade names	228,360	228,368	229,253
Deferred financing costs, net	366	419	190
Noncurrent deferred tax assets, net	1,286	2,090	2,448
Other assets	1,659	1,879	1,743
Total noncurrent assets	606,810	611,688	612,353
Total assets	$775,865	$758,119	$785,125

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	October 1,	February 27,	October 3,
	2016	2016	2015
(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$60,287	$40,274	$57,038
Accrued liabilities	56,924	69,635	53,430
Revolving lines of credit	1,550	721	7,097
Current portion of long-term debt	5,506	5,373	5,290
Income taxes payable	383	-	245
Total current liabilities	124,650	116,003	123,100
Noncurrent liabilities:
Long-term debt	325,974	316,135	340,091
Noncurrent deferred tax liabilities, net	81,123	80,720	82,014
Deferred rent and other long-term liabilities	33,653	38,193	38,561
Total noncurrent liabilities	440,750	435,048	460,666
Total liabilities	565,400	551,051	583,766

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 47,995,450 shares issued at October 1, 2016; 47,986,975 shares issued at February 27, 2016 and October 3, 2015	480	480	480
Additional paid-in capital	857,816	856,879	856,179
Accumulated other comprehensive loss	(19,212)	(19,835)	(17,892)
Retained deficit	(628,619)	(630,456)	(637,408)
Total shareholders’ equity	210,465	207,068	201,359
Total liabilities and shareholders’ equity	$775,865	$758,119	$785,125

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 3,	October 1,	October 3,
(In thousands, except share and per share amounts) (unaudited)	2016	2015	2016	2015
Net sales	$205,060	$204,412	$382,508	$374,370
Cost of sales (excluding depreciation and amortization)	86,705	86,139	159,458	156,586
Gross profit	118,355	118,273	223,050	217,784
Selling, general, and administrative expenses (excluding depreciation and amortization)	95,518	96,068	187,831	190,351
Stock-based compensation	391	373	756	701
Pre-opening costs	2,544	3,532	3,640	5,172
Depreciation and amortization	9,478	8,393	18,825	16,623
Other expenses	108	-	657	-
Loss (gain) on disposal of assets	44	(3)	41	8
Income from operations	10,272	9,910	11,300	4,929
Interest expense	4,205	4,232	8,315	8,405
Income (loss) before taxes	6,067	5,678	2,985	(3,476)
Provision (benefit) for income taxes	2,526	2,336	1,501	(1,030)
Net income (loss)	$3,541	$3,342	$1,484	$(2,446)

Net income (loss) per common share - basic and diluted	$0.07	$0.07	$0.03	$(0.05)

Weighted-average common shares - basic	47,991,445	47,986,401	47,989,210	47,985,093
Weighted-average common shares - diluted	48,001,112	47,986,972	47,995,766	47,985,093

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 3,	October 1,	October 3,
(In thousands) (unaudited)	2016	2015	2016	2015
Net income (loss)	$3,541	$3,342	$1,484	$(2,446)
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(17), $320, $(16), and $562	(73)	447	(26)	789
Pension liability adjustment	10	17	75	(41)
Foreign currency translation adjustment	26	(903)	(3,425)	1,351
Comprehensive income (loss)	$3,504	$2,903	$(1,892)	$(347)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	October 1,	October 3,
(In thousands) (unaudited)	2016	2015
Operating activities
Net income (loss)	$1,484	$(2,446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,825	16,623
Stock-based compensation	756	701
Loss on disposal of property and equipment	41	8
Deferred tax provision (benefit)	37	(1,988)
Noncash interest	960	978
Other	(145)	285
Changes in operating assets and liabilities:
Accounts receivable	(6,340)	(3,767)
Inventory	(28,031)	(23,117)
Prepaid expenses and other assets	6,633	186
Accounts payable and accrued liabilities	22,489	11,793
Income taxes	1,304	(1,476)
Other noncurrent liabilities	(4,595)	576
Net cash provided by (used in) operating activities	13,418	(1,644)

Investing activities
Additions to property and equipment	(15,214)	(23,467)
Proceeds from investment grant	-	479
Proceeds from sale of property and equipment	7	199
Net cash used in investing activities	(15,207)	(22,789)

Financing activities
Borrowings on revolving lines of credit	24,166	28,558
Payments on revolving lines of credit	(26,192)	(28,583)
Borrowings on long-term debt	20,000	28,000
Payments on long-term debt	(15,760)	(7,656)
Proceeds from the exercise of stock options	-	57
Net cash provided by financing activities	2,214	20,376

Effect of exchange rate changes on cash	95	(65)
Net increase (decrease) in cash	520	(4,122)
Cash at beginning of period	8,809	11,519
Cash at end of period	$9,329	$7,397

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$817	$1,189
Capital lease obligation incurred	$620	$361

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

October 1, 2016

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company. As of October 1, 2016, The Container Store, Inc. operates 82 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 29 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Change in Fiscal Year

On March 30, 2016, the Company elected to change its fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. The fiscal year change was effective beginning with the Company’s current 2016 fiscal year, which began on April 3, 2016 and will end on April 1, 2017 (the “New Fiscal Year”). Recast historical unaudited quarterly financial information for the thirteen and twenty-six weeks ended October 3, 2015 is included in the consolidated financial statements and the accompanying notes.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended October 1, 2016 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on December 24 and ends in February. Due to historically strong sales at the beginning of Our Annual elfa® Sale, as well as the fact that the third quarter of the New Fiscal Year will include the month of December, which has historically been a strong sales month due to our holiday campaign, the seasonal impact of the fiscal fourth quarter is expected to be less significant.

Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is evaluating the impact of implementation of this standard on its financial statements and currently intends to adopt this standard in the first quarter of fiscal 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company’s total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. In addition, in August 2015, ASU 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU 2015-03 and ASU 2015-15 were effective for and adopted by the Company in the first quarter of fiscal 2016 on a retrospective basis. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements included a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a reduction of long-term debt, net of deferred financing costs, while net deferred financing costs related to our Revolving Credit Facility remain an asset in the deferred financing costs line item. The Company had $4,581, $5,649, $6,411 of net deferred financing costs as of October 1, 2016, February 27, 2016, and October 3, 2015, respectively, related to our Senior Secured Term Loan Facility.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company currently intends to adopt this standard in the first quarter of fiscal 2018. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is still evaluating the impact of implementation of this standard on its financial statements and has not yet selected a transition method.

2.  Goodwill and indefinite-lived intangible assets

During the quarter ended October 1, 2016, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of fiscal December (which is also the last day of the third fiscal quarter) to the first day of the fourth fiscal quarter.  This voluntary change is preferable under the circumstances as it provides the Company with sufficient time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s annual planning and forecasting process.  In connection with the change in the date of the annual goodwill and indefinite-lived intangible impairment tests, the Company will perform goodwill and indefinite-lived intangible impairment tests as of both the last day of the 2016 fiscal third quarter and the first day of the 2016 fiscal fourth quarter. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of the first day of the fiscal fourth quarter for periods prior to fiscal 2016 without the use of hindsight. As such, the Company will prospectively apply the change in the annual goodwill and indefinite-lived intangible assets impairment assessment as of the first day of the fourth fiscal quarter of 2016.

3. Detail of certain balance sheet accounts

	October 1,	February 27,	October 3,
	2016	2016	2015
Inventory:
Finished goods	$107,302	$81,496	$107,138
Raw materials	5,212	3,363	4,517
Work in progress	402	1,576	460
	$112,916	$86,435	$112,115

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$18,854	$22,483	$16,997
Unearned revenue	7,682	16,034	6,479
Accrued transaction and property tax	10,374	9,655	11,042
Gift cards and store credits outstanding	8,751	8,564	7,995
Accrued lease liabilities	4,698	4,384	4,052
Accrued interest	208	2,270	157
Other accrued liabilities	6,357	6,245	6,708
	$56,924	$69,635	$53,430

4.  Net income (loss) per common share

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares for the period. Diluted net income (loss) per share is computed as net income (loss) divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$3,541	$3,342	$1,484	$(2,446)

Denominator:
Weighted-average common shares — basic	47,991,445	47,986,401	47,989,210	47,985,093
Weighted-average common shares — diluted	48,001,112	47,986,972	47,995,766	47,985,093

Net income (loss) per common share - basic and diluted	$0.07	$0.07	$0.03	$(0.05)

Antidilutive securities not included:
Stock options outstanding	2,993,434	2,881,376	2,930,484	2,696,769

5.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $465 and $590 for defined contribution plans in the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively. The Company contributed $1,155 and $1,160 for defined contribution plans in the twenty-six weeks ended October 1, 2016 and October 3, 2015, respectively.

6.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended October 1, 2016 was 41.6% compared to 41.1% for the thirteen weeks ended October 3, 2015. During each of the thirteen weeks ended October 1, 2016 and thirteen weeks ended October 3, 2015, the effective tax rate rose above the statutory rate due to earnings mix between domestic and foreign jurisdictions.

The Company’s effective income tax rate for the twenty-six weeks ended October 1, 2016 was 50.3% compared to 29.6% for the twenty-six weeks ended October 3, 2015. During the twenty-six weeks ended October 1, 2016, the effective tax rate rose above the statutory rate due to earnings mix between domestic and foreign jurisdictions coupled with our worldwide net income position. During the twenty-six weeks ended October 3, 2015, the effective tax fell below the statutory rate due to earnings mix between domestic and foreign jurisdictions coupled with our worldwide net loss position.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,734 as of October 1, 2016.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

8.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, are shown below for the twenty-six weeks ended October 1, 2016:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at April 2, 2016	$(63)	$(1,058)	$(14,715)	$(15,836)

Other comprehensive (loss) income before reclassifications, net of tax	(41)	75	(3,425)	(3,391)
Amounts reclassified to earnings, net of tax	15	-	-	15
Net current period other comprehensive (loss) income	(26)	75	(3,425)	(3,376)

Balance at October 1, 2016	$(89)	$(983)	$(18,140)	$(19,212)

Amounts reclassified from AOCI to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 9.

9.  Foreign currency forward contracts

The Company’s international operations and purchases of inventory products from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly-owned subsidiary, Elfa. Forward contracts in the TCS segment are designated as cash flow hedges, as defined by ASC 815. In the Elfa segment, we utilize foreign currency forward contracts to hedge purchases, primarily of raw materials, that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa. Forward contracts in the Elfa segment are economic hedges and are not designated as cash flow hedges as defined by ASC 815.

During the twenty-six weeks ended October 1, 2016 and October 3, 2015, the TCS segment used forward contracts for 51% and 83% of inventory purchases in Swedish krona, respectively. During the twenty-six weeks ended October 1, 2016 and October 3, 2015, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $2,730 and $2,220, which represented 88% and 63% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended October 1, 2016 and October 3, 2015. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the twenty-six weeks ended October 1, 2016, the Company recognized a net gain of $198 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had $89 in accumulated other comprehensive loss related to foreign currency hedge instruments at October 1, 2016. Of the $89, $60 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of October 1, 2016. The Company expects the unrealized loss of $60, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of October 1, 2016, February 27, 2016 and October 3, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			October 1,	February 27,	October 3,
Description		Balance Sheet Location	2016	2016	2015
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$4,620	$3,947	$3,864
Foreign currency forward contracts	Level 2	Other current assets	279	106	394
Total assets			$4,899	$4,053	$4,258
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	4,613	3,962	3,852
Foreign currency forward contracts	Level 2	Accrued liabilities	-	-	-
Total liabilities			$4,613	$3,962	$3,852

(1)         The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of October 1, 2016, February 27, 2016 and October 3, 2015, the estimated fair value of the Company’s long-term debt, including current maturities, was $293,651, $221,534, and $348,570, respectively.

11.  Segment reporting

The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as the installation and organization services business.

The Elfa segment includes the manufacturing business that produces the elfa® brand products that are sold domestically exclusively through the TCS segment, as well as on a wholesale basis in approximately 30 countries around the world with a concentration in the Nordic region of Europe. The intersegment sales in the Elfa column represent elfa® product sales to the TCS segment. These sales and the related gross margin on merchandise recorded in TCS inventory balances at the end of the period are eliminated for consolidation purposes in the Eliminations column. The net sales to third parties in the Elfa column represent sales to customers outside of the United States.

On July 1, 2016, Melissa Reiff, former President and Chief Operating Officer, became the Company’s Chief Executive Officer (“CEO”), succeeding William A. (“Kip”) Tindell, III.  Upon transition to CEO, Ms. Reiff assumed the role of CODM and the Company has since re-evaluated its measure used to evaluate segment performance. Previously, the profit or loss measure used to make resource allocation decisions and evaluate segment performance was income or loss before taxes. The Company has determined that adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. The shift to focus on Adjusted EBITDA more closely aligns with management’s assessment of segment performance under Ms. Reiff’s leadership. As such, all current and prior period Adjusted EBITDA by segment information has been presented comparably.

Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, aren’t included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Thirteen Weeks Ended October 1, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$189,086	$15,974	$-	$205,060
Intersegment sales	-	12,985	(12,985)	-
Adjusted EBITDA	19,834	3,506	(1,040)	22,300
Interest expense, net	4,148	56	-	4,205
Assets (1)	673,314	106,446	(3,895)	775,865

Thirteen Weeks Ended October 3, 2015	TCS	Elfa	Eliminations	Total
Net sales to third parties	$187,417	$16,995	$-	$204,412
Intersegment sales	-	12,826	(12,826)	-
Adjusted EBITDA	19,600	2,921	(652)	21,869
Interest expense, net	4,142	90	-	4,232
Assets (1)	675,194	113,408	(3,477)	785,125

Twenty-Six Weeks Ended October 1, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$350,335	$32,173	$-	$382,508
Intersegment sales	-	21,822	(21,822)	-
Adjusted EBITDA (2)	31,152	4,486	(1,306)	34,332
Interest expense, net	8,203	112	-	8,315
Assets (1)	673,314	106,446	(3,895)	775,865

Twenty-Six Weeks Ended October 3, 2015	TCS	Elfa	Eliminations	Total
Net sales to third parties	$340,874	$33,496	$-	$374,370
Intersegment sales	-	20,792	(20,792)	-
Adjusted EBITDA	24,707	2,683	(784)	26,606
Interest expense, net	8,223	182	-	8,405
Assets (1)	675,194	113,408	(3,477)	785,125

(1)         Tangible assets in the Elfa column are located outside of the United States.

(2)         The TCS segment includes a net benefit of $3.9 million related to amended and restated employment agreements entered into with key executives during the first quarter, leading to a reversal of accrued deferred compensation associated with the original employment agreements.

A reconciliation of Adjusted EBITDA by segment to income (loss) before taxes is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Adjusted EBITDA by segment:
TCS	$19,834	$19,600	$31,152	$24,707
Elfa	3,506	2,921	4,486	2,683
Eliminations	(1,040)	(652)	(1,306)	(784)
Total Adjusted EBITDA	22,300	21,869	34,332	26,606
Depreciation and amortization	(9,478)	(8,393)	(18,825)	(16,623)
Interest expense, net	(4,205)	(4,232)	(8,315)	(8,405)
Pre-opening costs (a)	(2,544)	(3,532)	(3,640)	(5,172)
Noncash rent (b)	254	311	672	981
Stock-based compensation (c)	(391)	(373)	(756)	(701)
Foreign exchange gains (losses) (d)	306	44	264	(132)
Other adjustments (e)	(175)	(16)	(747)	(30)
Income (loss) before taxes	$6,067	$5,678	$2,985	$(3,476)

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

12.  Stock-based compensation

On August 2, 2016, the Company granted time-based and performance-based restricted stock awards under the Company’s 2013 Incentive Award Plan to certain officers of the Company. The total number of restricted shares granted was 248,937 with a grant-date fair value of $5.29. The time-based restricted stock awards will vest over 2.67 years. The performance-based restricted stock awards vest based on achievement of fiscal 2016 performance targets and are also subject to time-based vesting requirements over 3.67 years.

Unrecognized compensation expense related to outstanding restricted stock awards to employees as of October 1, 2016 is expected to be $1,601 to be recognized over a weighted average period of 2.81 years. As of October 1, 2016, the total number of nonvested restricted stock awards was 621,779.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2016 ends on April 1, 2017, fiscal 2015 ended on February 27, 2016 and fiscal 2014 ended on February 28, 2015. The second quarter of fiscal 2016 ended on October 1, 2016 and the recast second quarter of fiscal 2015 ended on October 3, 2015, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•      The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of October 1, 2016, we operated 82 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 29 states and the District of Columbia. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net sales	$205,060	$204,412	$382,508	$374,370
Cost of sales (excluding depreciation and amortization)	86,705	86,139	159,458	156,586
Gross profit	118,355	118,273	223,050	217,784
Selling, general, and administrative expenses (excluding depreciation and amortization)	95,518	96,068	187,831	190,351
Stock-based compensation*	391	373	756	701
Pre-opening costs*	2,544	3,532	3,640	5,172
Depreciation and amortization	9,478	8,393	18,825	16,623
Other expenses	108	-	657	-
Loss (gain) on disposal of assets	44	(3)	41	8
Income from operations	10,272	9,910	11,300	4,929
Interest expense	4,205	4,232	8,315	8,405
Income (loss) before taxes	6,067	5,678	2,985	(3,476)
Provision (benefit) for income taxes	2,526	2,336	1,501	(1,030)
Net income (loss)	$3,541	$3,342	$1,484	$(2,446)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.3%	42.1%	41.7%	41.8%
Gross profit	57.7%	57.9%	58.3%	58.2%
Selling, general and administrative expenses (excluding depreciation and amortization)	46.6%	47.0%	49.1%	50.8%
Stock-based compensation*	0.2%	0.2%	0.2%	0.2%
Pre-opening costs*	1.2%	1.7%	1.0%	1.4%
Depreciation and amortization	4.6%	4.1%	4.9%	4.4%
Other expenses	0.1%	0.0%	0.2%	0.0%
Loss (gain) on disposal of assets	0.0%	(0.0%)	0.0%	0.0%
Income from operations	5.0%	4.8%	3.0%	1.3%
Interest expense	2.1%	2.1%	2.2%	2.2%
Income (loss) before taxes	3.0%	2.8%	0.8%	(0.9%)
Provision (benefit) for income taxes	1.2%	1.1%	0.4%	(0.3%)
Net income (loss)	1.7%	1.6%	0.4%	(0.7%)
Operating data:
Comparable store sales(1)*	(4.2%)	0.5%	(3.0%)	(0.6%)
Number of stores open at end of period*	82	75	82	75
Non-GAAP measures(2):
Adjusted EBITDA(3)	$22,300	$21,869	$34,332	$26,606

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

(2) We have presented EBITDA and Adjusted EBITDA as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnote (3) of this table for further information regarding why we believe EBITDA and Adjusted EBITDA provide useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net income (loss)	$3,541	$3,342	$1,484	$(2,446)
Depreciation and amortization	9,478	8,393	18,825	16,623
Interest expense, net	4,205	4,232	8,315	8,405
Income tax provision (benefit)	2,526	2,336	1,501	(1,030)
EBITDA	19,750	18,303	30,125	21,552
Pre-opening costs*(a)	2,544	3,532	3,640	5,172
Noncash rent*(b)	(254)	(311)	(672)	(981)
Stock-based compensation*(c)	391	373	756	701
Foreign exchange (gains) losses(d)	(306)	(44)	(264)	132
Other adjustments(e)	175	16	747	30
Adjusted EBITDA	$22,300	$21,869	$34,332	$26,606

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

Thirteen Weeks Ended October 1, 2016 Compared to Thirteen Weeks Ended October 3, 2015

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended October 1, 2016 and October 3, 2015:

	October 1, 2016	% total	October 3, 2015	% total
TCS net sales	$189,086	92.2%	$187,417	91.7%
Elfa third party net sales	15,974	7.8%	16,995	8.3%
Net sales	$205,060	100.0%	$204,412	100.0%

Net sales in the thirteen weeks ended October 1, 2016 increased by $648, or 0.3%, compared to the thirteen weeks ended October 3, 2015. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended October 3, 2015	$204,412
Incremental net sales increase (decrease) due to:
New stores	9,175
Comparable stores (including a $1,190, or 7.7%, decrease in online sales)	(7,671)
Elfa third party net sales (excluding impact of foreign currency translation)	(940)
Impact of foreign currency translation on Elfa third party net sales	(81)
Shipping and delivery	165
Net sales for the thirteen weeks ended October 1, 2016	$205,060

In the second quarter of fiscal 2016, twelve new stores generated $9,175 of incremental net sales, nine of which were opened during fiscal 2015 and three of which were opened in the first half of fiscal 2016. The increase in net sales generated by new stores was partially offset by a $7,671, or 4.2%, decrease in net sales from comparable stores. Elfa third party net sales decreased $1,021 in the thirteen weeks ended October 1, 2016. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended October 1, 2016 and thirteen weeks ended October 3, 2015, Elfa third party net sales decreased $940 primarily due to lower net sales in Russia and the Nordic markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended October 1, 2016 increased by $82, or 0.1%, compared to the thirteen weeks ended October 3, 2015. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decline in consolidated gross margin.

The following table summarizes the gross margin for the thirteen weeks ended October 1, 2016 and October 3, 2015 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	October 1, 2016	October 3, 2015
TCS gross margin	57.3%	57.4%
Elfa gross margin	38.2%	38.2%
Total gross margin	57.7%	57.9%

TCS gross margin declined 10 basis points, as an increased mix of lower-margin product and service sales was partially offset by the impact of the stronger U.S. dollar. Elfa segment gross margin remained consistent at 38.2%. In total, gross margin decreased 20 basis points primarily due to the decline in TCS gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended October 1, 2016 decreased by $550, or 0.6%, compared to the thirteen weeks ended October 3, 2015. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 40 basis points. The following table summarizes selling, general and administrative expenses as a percentage of total net sales for the thirteen weeks ended October 1, 2016 and October 3, 2015:

	October 1, 2016	October 3, 2015
	% of Net sales	% of Net sales
TCS selling, general and administrative	43.0%	42.9%
Elfa selling, general and administrative	3.6%	4.1%
Total selling, general and administrative	46.6%	47.0%

TCS selling, general and administrative expenses increased by 10 basis points as a percentage of consolidated net sales. The increase was primarily due to deleveraging of occupancy costs associated with negative comparable store sales growth, partially offset by decreased costs associated with the Company’s SG&A savings program. Elfa selling, general and administrative expenses decreased by 50 basis points as a percentage of consolidated net sales, primarily due to a positive impact from foreign currency exchange rates and a smaller percentage of consolidated net sales coming from the Elfa segment.

Pre-opening costs

Pre-opening costs decreased by $988, or 28.0%, in the thirteen weeks ended October 1, 2016 to $2,544, as compared to $3,532 in the thirteen weeks ended October 3, 2015. We opened two new stores in the thirteen weeks ended October 1, 2016, and we opened three new stores and relocated one store in the thirteen weeks ended October 3, 2015.

Depreciation and amortization

Depreciation and amortization increased by $1,085, or 12.9%, in the thirteen weeks ended October 1, 2016 to $9,478, as compared to $8,393 in the thirteen weeks ended October 3, 2015. The increase in depreciation and amortization is primarily related to an increase in the number of stores, as well as investments in automation in the distribution center and corporate headquarters to support the increase in the number of stores.

Taxes

The provision for income taxes in the thirteen weeks ended October 1, 2016 was $2,526 as compared to $2,336 in the thirteen weeks ended October 3, 2015. The effective tax rate for the thirteen weeks ended October 1, 2016 was 41.6%, as compared to 41.1% in the thirteen weeks ended October 3, 2015. The increase in the effective tax rate is primarily due to a change in mix between projected domestic and foreign earnings.

Twenty-Six Weeks Ended October 1, 2016 Compared to Twenty-Six Weeks Ended October 3, 2015

Net sales

The following table summarizes our net sales for the twenty-six weeks ended October 1, 2016 and October 3, 2015:

	October 1, 2016	% total	October 3, 2015	% total
TCS net sales	$350,335	91.6%	$340,874	91.1%
Elfa third party net sales	32,173	8.4%	33,496	8.9%
Net sales	$382,508	100.0%	$374,370	100.0%

Net sales in the twenty-six weeks ended October 1, 2016 increased by $8,138, or 2.2%, compared to the twenty-six weeks ended October 3, 2015. This increase is comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended October 3, 2015	$374,370
Incremental net sales increase (decrease) due to:
New stores	19,179
Comparable stores (including a $1,406, or 5.2%, decrease in online sales)	(9,852)
Elfa third party net sales (excluding impact of foreign currency translation)	(1,622)
Impact of foreign currency translation on Elfa third party net sales	299
Shipping and delivery	134
Net sales for the twenty-six weeks ended October 1, 2016	$382,508

In the twenty-six weeks ended October 1, 2016, thirteen new stores generated $19,179 of incremental net sales, ten of which were opened prior to or during fiscal 2015 and three of which were opened in the first half of fiscal 2016. The increase in net sales generated by new stores was partially offset by a $9,852, or 3.0%, decrease in net sales from comparable stores. Elfa third party net sales decreased $1,323 during the twenty-six weeks ended October 1, 2016. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended October 1, 2016 and the twenty-six weeks ended October 3, 2015, Elfa third party net sales decreased $1,622 as a result of lower net sales in Russia.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended October 1, 2016 increased by $5,266, or 2.4%, compared to the twenty-six weeks ended October 3, 2015. The increase in gross profit was primarily the result of increased consolidated net sales, combined with slightly improved consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended October 1, 2016 and October 3, 2015 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	October 1, 2016	October 3, 2015
TCS gross margin	57.9%	58.0%
Elfa gross margin	40.0%	38.5%
Total gross margin	58.3%	58.2%

TCS gross margin declined 10 basis points, as an increased mix of lower-margin product and service sales was partially offset by the impact of the stronger U.S. dollar. Elfa segment gross margin improved 150 basis points, primarily due to lower direct materials costs and improved production efficiencies, partially offset by higher freight costs. On a consolidated basis, gross margin increased 10 basis points, as the improvement in Elfa gross margin was partially offset by the decline in TCS gross margin, due to a larger percentage of consolidated net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended October 1, 2016 decreased by $2,520, or 1.3%, compared to the twenty-six weeks ended October 3, 2015. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 170 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the twenty-six weeks ended October 1, 2016 and October 3, 2015:

	October 1, 2016	October 3, 2015
	% of Net sales	% of Net sales
TCS selling, general and administrative	44.7%	45.9%
Elfa selling, general and administrative	4.4%	4.9%
Total selling, general and administrative	49.1%	50.8%

TCS selling, general and administrative expenses decreased by 120 basis points as a percentage of consolidated net sales. The decrease was primarily due to the impact of amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016, leading to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, of $3,910, or 100 basis points. Additionally, the Company’s SG&A savings program contributed to decreased spending, including on 401(k) costs and certain major initiatives. The Company expects the positive impact of the SG&A savings program to continue in the second half of the fiscal year. The Company also experienced lower healthcare costs during the first half of fiscal 2016.  The positive impact of these items was partially offset by deleveraging of occupancy costs associated with negative comparable store sales growth. Elfa selling, general and administrative expenses decreased by 50 basis points as a percentage of consolidated net sales, primarily due to a positive impact from foreign currency exchange rates and a smaller percentage of consolidated net sales coming from the Elfa segment.

Pre-opening costs

Pre-opening costs decreased by $1,532, or 29.6% in the twenty-six weeks ended October 1, 2016 to $3,640, as compared to $5,172 in the twenty-six weeks ended October 3, 2015. We opened three new stores in the twenty-six weeks ended October 1, 2016, and we opened five new stores and relocated one store in the twenty-six weeks ended October 3, 2015.

Depreciation and amortization

Depreciation and amortization increased by $2,202, or 13.2%, in the twenty-six weeks ended October 1, 2016 to $18,825, as compared to $16,623 in the twenty-six weeks ended October 3, 2015. The increase in depreciation and amortization is primarily related to an increase in the number of stores, as well as investments in automation in the distribution center and corporate headquarters to support the increase in the number of stores.

Other expenses

Other expenses of $657 were recorded in the twenty-six weeks ended October 1, 2016, which were primarily related to management transition costs.

Taxes

The provision for income taxes in the twenty-six weeks ended October 1, 2016 was $1,501, as compared to a benefit for income taxes of $1,030 in the twenty-six weeks ended October 3, 2015. The effective tax rate for the twenty-six weeks ended October 1, 2016 was 50.3%, as compared to 29.6% in the twenty-six weeks ended October 3, 2015. The increase in the effective tax rate is primarily due to a change in mix between projected domestic and foreign earnings, combined with the impact of a pre-tax income position in the twenty-six weeks ended October 1, 2016, as compared to a pre-tax loss position in the twenty-six weeks ended October 3, 2015.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $16,331 as of October 1, 2016) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including the distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 24 months.

At October 1, 2016, we had $9,329 of cash and $74,665 of additional availability under the Revolving Credit Facility and approximately $14,781 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,734 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	October 1,	October 3,
	2016	2015
Net cash provided by (used in) operating activities	$13,418	$(1,644)
Net cash used in investing activities	(15,207)	(22,789)
Net cash provided by financing activities	2,214	20,376
Effect of exchange rate changes on cash	95	(65)
Net increase (decrease) in cash	$520	$(4,122)

Net cash provided by (used in) operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $13,418 for the twenty-six weeks ended October 1, 2016. Non-cash items of $20,474 and net income of $1,484 were partially offset by a net change in operating assets and liabilities of $8,540, primarily due to an increase in merchandise inventory during the twenty-six weeks ended October 1, 2016.

Net cash used in operating activities was $1,644 for the twenty-six weeks ended October 3, 2015. Non-cash items of $16,607 were partially offset by a net loss of $2,446 and a net change in operating assets and liabilities of $15,805, primarily due to an increase in merchandise inventory during the twenty-six weeks ended October 3, 2015.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the twenty-six weeks ended October 1, 2016 were $15,214 with new store openings, relocations and existing store remodels accounting for the majority of spending at $9,271. We opened three new stores during the twenty-six weeks ended October 1, 2016. The remaining capital expenditures of $5,943 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Our total capital expenditures for the twenty-six weeks ended October 3, 2015 were $23,467 with new store openings, relocations and existing store remodels accounting for $10,736. We opened five new stores and relocated one store during the twenty-six weeks ended October 3, 2015. The remaining capital expenditures of $12,731 were primarily for investments in strategic initiatives, our distribution center and information technology. Additionally, during the twenty-six weeks ended October 3, 2015, Elfa received a grant from the Swedish government of $479 related to Elfa’s investment in a Swedish production line that was activated in September 2014.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash provided by financing activities was $2,214 for the twenty-six weeks ended October 1, 2016. This included net proceeds of $7,000 from borrowings under the Revolving Credit Facility partially offset by net payments of $2,026 on the 2014 Elfa Revolving Credit Facility and payments of $2,760 for repayment of long-term indebtedness.

Net cash provided by financing activities was $20,376 for the twenty-six weeks ended October 3, 2015. This included net proceeds of $23,000 from borrowings under the Revolving Credit Facility to support higher working capital needs. The net proceeds from borrowings under the Revolving Credit Facility were partially offset by net payments of $25 on the 2014 Elfa Revolving Credit Facility and payments of $2,656 for repayment of long-term indebtedness. In addition, the Company received proceeds of $57 from the exercise of stock options.

As of October 1, 2016, TCS had a total of $74,665 of unused borrowing availability under the Revolving Credit Facility, and $12,000 of borrowings outstanding under the Revolving Credit Facility.

As of October 1, 2016, Elfa had a total of $14,781 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $1,550 of borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

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

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments.

In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of October 1, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions.

We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of October 1, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $6,999 as of October 1, 2016) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $16,331 as of October 1, 2016) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $350 as of October 1, 2016) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of October 1, 2016, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting policies and estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain.

Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016. As of October 1, 2016, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of October 1, 2016 has not materially changed since February 27, 2016. Our market risk profile as of February 27, 2016 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 10, 2016. See Note 9 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2016.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended October 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Container Store Group, Inc.

(Registrant)

Date: November 10, 2016	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: November 10, 2016	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)