Form 10-Q
period 2016-12-31
Container Store Group, Inc.
filed 2017-02-08
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The registrant had 48,596,192 shares of its common stock outstanding as of January 25, 2017.

The Container Store Group, Inc.

Consolidated balance sheets

	December 31,	February 27,	January 2,
	2016	2016	2016
(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$18,491	$13,609	$20,953
Accounts receivable, net	31,344	28,843	26,726
Inventory	109,009	86,435	101,899
Prepaid expenses	10,815	8,692	10,396
Income taxes receivable	-	157	1,876
Deferred tax assets, net	-	-	3,256
Other current assets	12,319	8,695	9,501
Total current assets	181,978	146,431	174,607
Noncurrent assets:
Property and equipment, net	166,428	176,117	175,193
Goodwill	202,815	202,815	202,815
Trade names	226,050	228,368	228,967
Deferred financing costs, net	343	419	426
Noncurrent deferred tax assets, net	1,080	2,090	2,324
Other assets	1,420	1,879	1,923
Total noncurrent assets	598,136	611,688	611,648
Total assets	$780,114	$758,119	$786,255

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 31,	February 27,	January 2,
	2016	2016	2016
(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$49,057	$40,274	$43,365
Accrued liabilities	64,552	69,635	62,220
Revolving lines of credit	-	721	2,558
Current portion of long-term debt	5,390	5,373	5,279
Income taxes payable	4,156	-	311
Total current liabilities	123,155	116,003	113,733
Noncurrent liabilities:
Long-term debt	332,900	316,135	344,212
Noncurrent deferred tax liabilities, net	79,672	80,720	84,899
Deferred rent and other long-term liabilities	33,020	38,193	38,363
Total noncurrent liabilities	445,592	435,048	467,474
Total liabilities	568,747	551,051	581,207

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,003,359 shares issued at December 31, 2016; 47,986,975 shares issued at February 27, 2016 and January 2, 2016	480	480	480
Additional paid-in capital	858,460	856,879	856,667
Accumulated other comprehensive loss	(24,047)	(19,835)	(18,615)
Retained deficit	(623,526)	(630,456)	(633,484)
Total shareholders’ equity	211,367	207,068	205,048
Total liabilities and shareholders’ equity	$780,114	$758,119	$786,255

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 2,	December 31,	January 2,
(In thousands, except share and per share amounts) (unaudited)	2016	2016	2016	2016
Net sales	$216,380	$212,836	$598,888	$587,206
Cost of sales (excluding depreciation and amortization)	90,678	87,402	250,136	243,988
Gross profit	125,702	125,434	348,752	343,218
Selling, general, and administrative expenses (excluding depreciation and amortization)	100,206	103,867	288,037	294,219
Stock-based compensation	599	488	1,355	1,188
Pre-opening costs	2,918	1,784	6,558	6,956
Depreciation and amortization	9,236	9,081	28,061	25,705
Other expenses	182	-	839	-
Loss on disposal of assets	-	58	41	65
Income from operations	12,561	10,156	23,861	15,085
Interest expense	4,119	4,209	12,434	12,614
Income before taxes	8,442	5,947	11,427	2,471
Provision for income taxes	3,350	2,023	4,851	993
Net income	$5,092	$3,924	$6,576	$1,478

Net income per common share - basic and diluted	$0.11	$0.08	$0.14	$0.03

Weighted-average common shares - basic	47,999,535	47,986,975	47,992,652	47,985,720
Weighted-average common shares - diluted	48,022,499	47,986,975	48,002,495	47,985,720

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 2,	December 31,	January 2,
(In thousands) (unaudited)	2016	2016	2016	2016
Net income	$5,092	$3,924	$6,576	$1,478
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(391), $28, $(407), and $590	(610)	86	(636)	875
Pension liability adjustment	71	10	146	(31)
Foreign currency translation adjustment	(4,296)	(819)	(7,721)	532
Comprehensive income (loss)	$257	$3,201	$(1,635)	$2,854

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 31,	January 2,
(In thousands) (unaudited)	2016	2016
Operating activities
Net income	$6,576	$1,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,061	25,705
Stock-based compensation	1,355	1,188
Loss on disposal of property and equipment	41	65
Deferred tax (benefit) provision	(1,044)	138
Noncash interest	1,441	1,457
Other	(135)	383
Changes in operating assets and liabilities:
Accounts receivable	(9,843)	(6,504)
Inventory	(25,686)	(12,810)
Prepaid expenses and other assets	2,932	(376)
Accounts payable and accrued liabilities	19,882	12,612
Income taxes	5,089	(1,831)
Other noncurrent liabilities	(4,794)	560
Net cash provided by operating activities	23,875	22,065

Investing activities
Additions to property and equipment	(21,010)	(32,285)
Proceeds from investment grant	-	479
Proceeds from sale of property and equipment	7	199
Net cash used in investing activities	(21,003)	(31,607)

Financing activities
Borrowings on revolving lines of credit	43,135	43,957
Payments on revolving lines of credit	(46,653)	(48,467)
Borrowings on long-term debt	30,000	33,000
Payments on long-term debt	(19,121)	(8,986)
Payment of debt issuance costs	-	(258)
Proceeds from the exercise of stock options	-	57
Net cash provided by financing activities	7,361	19,303

Effect of exchange rate changes on cash	(551)	(327)
Net increase in cash	9,682	9,434
Cash at beginning of period	8,809	11,519
Cash at end of period	$18,491	$20,953

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$304	$1,311
Capital lease obligation incurred	$658	$386

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

December 31, 2016

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company. As of December 31, 2016, The Container Store, Inc. operates 86 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Change in Fiscal Year

On March 30, 2016, the Company elected to change its fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. The fiscal year change was effective beginning with the Company’s current 2016 fiscal year, which began on April 3, 2016 and will end on April 1, 2017 (the “New Fiscal Year”). Recast historical unaudited quarterly financial information for the thirteen and thirty-nine weeks ended January 2, 2016 is included in the consolidated financial statements and the accompanying notes.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended December 31, 2016 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on December 24 and ends in February. Due to historically strong sales at the beginning of Our Annual elfa® Sale, as well as the fact that the third quarter of the New Fiscal Year includes the month of December, which has historically been a strong sales month due to our holiday campaign, the seasonal impact of the fiscal fourth quarter is expected to be less significant.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is evaluating the impact of implementation of this standard on its financial statements and currently intends to adopt this standard in the first quarter of fiscal 2017.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. In addition, in August 2015, ASU 2015-15, Interest — Imputation of Interest, was released, which added SEC paragraphs pursuant to the SEC

Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU 2015-03 and ASU 2015-15 were effective for and adopted by the Company in the first quarter of fiscal 2016 on a retrospective basis. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements included a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a reduction of long-term debt, net of deferred financing costs, while net deferred financing costs related to our Revolving Credit Facility remain an asset in the deferred financing costs line item. The Company had $4,124, $5,649, $5,954 of net deferred financing costs as of December 31, 2016, February 27, 2016, and January 2, 2016, respectively, related to our Senior Secured Term Loan Facility.

2.  Goodwill and indefinite-lived intangible assets

During the quarter ended October 1, 2016, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of fiscal December (which is also the last day of the third fiscal quarter) to the first day of the fourth fiscal quarter.  This voluntary change is preferable under the circumstances as it provides the Company with sufficient time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s annual planning and forecasting process.  In connection with the change in the date of the annual goodwill and indefinite-lived intangible impairment tests, the Company performed goodwill and indefinite-lived intangible impairment tests as of the last day of the 2016 fiscal third quarter, and no impairment was identified. The Company will also perform goodwill and indefinite-lived intangible impairment tests as of the first day of the 2016 fiscal fourth quarter. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of the first day of the fiscal fourth quarter for periods prior to fiscal 2016 without the use of hindsight. As such, the Company will prospectively apply the change in the annual goodwill and indefinite-lived intangible assets impairment assessment as of the first day of the fourth fiscal quarter of 2016.

3. Detail of certain balance sheet accounts

	December 31,	February 27,	January 2,
	2016	2016	2016
Inventory:
Finished goods	$104,374	$81,496	$97,066
Raw materials	4,288	3,363	4,428
Work in progress	347	1,576	405
	$109,009	$86,435	$101,899

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$21,859	$22,483	$21,584
Unearned revenue	8,651	16,034	7,876
Accrued transaction and property tax	11,203	9,655	11,335
Gift cards and store credits outstanding	10,147	8,564	9,245
Accrued lease liabilities	4,815	4,384	4,247
Accrued interest	194	2,270	130
Other accrued liabilities	7,683	6,245	7,803
	$64,552	$69,635	$62,220

4.  Net income per common share

Basic net income per common share is computed as net income divided by the weighted-average number of common shares for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
Numerator:
Net income	$5,092	$3,924	$6,576	$1,478

Denominator:
Weighted-average common shares — basic	47,999,535	47,986,975	47,992,652	47,985,720
Weighted-average common shares — diluted	48,022,499	47,986,975	48,002,495	47,985,720

Net income per common share - basic and diluted	$0.11	$0.08	$0.14	$0.03

Antidilutive securities not included:
Stock options outstanding	3,001,940	2,901,645	2,954,043	2,875,441

5.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $770 and $352 for defined contribution plans in the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively. The Company contributed $1,925 and $1,512 for defined contribution plans in the thirty-nine weeks ended December 31, 2016 and January 2, 2016, respectively.

6.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended December 31, 2016 was 39.7% compared to 34.0% for the thirteen weeks ended January 2, 2016. During the thirteen weeks ended December 31, 2016, the effective tax rate rose above the statutory rate due to earnings mix between domestic and foreign jurisdictions, combined with expensing certain deferred tax assets due to the expiration of certain stock based compensation awards. During the thirteen weeks ended January 2, 2016, the effective tax rate fell below the statutory rate due to earnings mix between domestic and foreign jurisdictions.

The Company’s effective income tax rate for the thirty-nine weeks ended December 31, 2016 was 42.5% compared to 40.2% for the thirty-nine weeks ended January 2, 2016. During the thirty-nine weeks ended December 31, 2016, the effective tax rate rose above the statutory rate due to expensing certain deferred tax assets due to the expiration of certain stock based compensation awards, combined with earnings mix between domestic and foreign jurisdictions. During the thirty-nine weeks ended January 2, 2016, the effective tax rose above the statutory rate due to earnings mix between domestic and foreign jurisdictions.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,763 as of December 31, 2016.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

8.  Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, are shown below for the thirty-nine weeks ended December 31, 2016:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at April 2, 2016	$(63)	$(1,058)	$(14,715)	$(15,836)

Other comprehensive (loss) income before reclassifications, net of tax	(674)	146	(7,721)	(8,249)
Amounts reclassified to earnings, net of tax	38	-	-	38
Net current period other comprehensive (loss) income	(636)	146	(7,721)	(8,211)

Balance at December 31, 2016	$(699)	$(912)	$(22,436)	$(24,047)

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

During the thirty-nine weeks ended December 31, 2016 and January 2, 2016, the TCS segment used forward contracts for 75% and 62% of inventory purchases in Swedish krona, respectively. During the thirty-nine weeks ended December 31, 2016 and January 2, 2016, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $3,195 and $4,085, which represented 61% and 66% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended December 31, 2016 and January 2, 2016. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the thirty-nine weeks ended December 31, 2016, the Company recognized a net gain of $233 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had $699 in accumulated other comprehensive loss related to foreign currency hedge instruments at December 31, 2016. Of the $699, $634 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of December 31, 2016. The Company expects the unrealized loss of $634, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of December 31, 2016, February 27, 2016 and January 2, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 9 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			December 31,	February 27,	January 2,
Description		Balance Sheet Location	2016	2016	2016
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$4,735	$3,947	$4,086
Foreign currency forward contracts	Level 2	Other current assets	274	106	147
Total assets			$5,009	$4,053	$4,233
Liabilities
Nonqualified retirement plan	Level 2	Accrued liabilities	4,735	3,962	4,106
Foreign currency forward contracts	Level 2	Accrued liabilities	31	-	-
Total liabilities			$4,766	$3,962	$4,106

(1)         The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of December 31, 2016, February 27, 2016 and January 2, 2016, the estimated fair value of the Company’s long-term debt, including current maturities, was $308,463, $221,534, and $335,966, respectively.

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

On July 1, 2016, Melissa Reiff, former President and Chief Operating Officer, became the Company’s Chief Executive Officer (“CEO”), succeeding William A. (“Kip”) Tindell, III.  Upon transition to CEO, Ms. Reiff assumed the role of CODM and during the second quarter of fiscal 2016, the Company re-evaluated its measure used to evaluate segment performance. Previously, the profit or loss measure used to make resource allocation decisions and evaluate segment performance was income or loss before taxes. The Company has determined that adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. The shift to focus on Adjusted EBITDA more closely aligns with management’s assessment of segment performance under Ms. Reiff’s leadership. As such, all current and prior period Adjusted EBITDA by segment information has been presented comparably.

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

Thirteen Weeks Ended December 31, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$199,087	$17,293	$-	$216,380
Intersegment sales	-	20,160	(20,160)	-
Adjusted EBITDA	22,333	4,968	(1,983)	25,318
Interest expense, net	4,080	39	-	4,119
Assets (1)	680,287	105,008	(5,181)	780,114

Thirteen Weeks Ended January 2, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$194,599	$18,237	$-	$212,836
Intersegment sales	-	20,006	(20,006)	-
Adjusted EBITDA	18,798	4,852	(2,486)	21,164
Interest expense, net	4,150	59	-	4,209
Assets (1)	684,370	106,986	(5,101)	786,255

Thirty-Nine Weeks Ended December 31, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$549,423	$49,465	$-	$598,888
Intersegment sales	-	41,982	(41,982)	-
Adjusted EBITDA (2)	53,485	9,454	(3,289)	59,650
Interest expense, net	12,283	151	-	12,434
Assets (1)	680,287	105,008	(5,181)	780,114

Thirty-Nine Weeks Ended January 2, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$535,473	$51,733	$-	$587,206
Intersegment sales	-	40,798	(40,798)	-
Adjusted EBITDA	43,505	7,535	(3,270)	47,770
Interest expense, net	12,373	241	-	12,614
Assets (1)	684,370	106,986	(5,101)	786,255

(1)         Tangible assets in the Elfa column are located outside of the United States.

(2)         The TCS segment includes a net benefit of $3.9 million related to amended and restated employment agreements entered into with key executives during the first quarter, leading to a reversal of accrued deferred compensation associated with the original employment agreements.

A reconciliation of Adjusted EBITDA by segment to income before taxes is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Adjusted EBITDA by segment:
TCS	$22,333	$18,798	$53,485	$43,505
Elfa	4,968	4,852	9,454	7,535
Eliminations	(1,983)	(2,486)	(3,289)	(3,270)
Total Adjusted EBITDA	25,318	21,164	59,650	47,770
Depreciation and amortization	(9,236)	(9,081)	(28,061)	(25,705)
Interest expense, net	(4,119)	(4,209)	(12,434)	(12,614)
Pre-opening costs (a)	(2,918)	(1,784)	(6,558)	(6,956)
Noncash rent (b)	298	508	970	1,489
Stock-based compensation (c)	(599)	(488)	(1,355)	(1,188)
Foreign exchange (losses) gains (d)	(53)	(141)	211	(273)
Other adjustments (e)	(249)	(22)	(996)	(52)
Income before taxes	$8,442	$5,947	$11,427	$2,471

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our dependence on a single distribution center for all of our stores; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; our failure to establish and maintain effective internal controls; and increased uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries as a result of the recent presidential and congressional elections in the United States. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2016.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month,” and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2016 ends on April 1, 2017, fiscal 2015 ended on February 27, 2016 and fiscal 2014 ended on February 28, 2015. The third quarter of fiscal 2016 ended on December 31, 2016 and the recast third quarter of fiscal 2015 ended on January 2, 2016, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of December 31, 2016, we operated 86 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
Net sales	$216,380	$212,836	$598,888	$587,206
Cost of sales (excluding depreciation and amortization)	90,678	87,402	250,136	243,988
Gross profit	125,702	125,434	348,752	343,218
Selling, general, and administrative expenses (excluding depreciation and amortization)	100,206	103,867	288,037	294,219
Stock-based compensation*	599	488	1,355	1,188
Pre-opening costs*	2,918	1,784	6,558	6,956
Depreciation and amortization	9,236	9,081	28,061	25,705
Other expenses	182	-	839	-
Loss on disposal of assets	-	58	41	65
Income from operations	12,561	10,156	23,861	15,085
Interest expense	4,119	4,209	12,434	12,614
Income before taxes	8,442	5,947	11,427	2,471
Provision for income taxes	3,350	2,023	4,851	993
Net income	$5,092	$3,924	$6,576	$1,478

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.9%	41.1%	41.8%	41.6%
Gross profit	58.1%	58.9%	58.2%	58.4%
Selling, general and administrative expenses (excluding depreciation and amortization)	46.3%	48.8%	48.1%	50.1%
Stock-based compensation*	0.3%	0.2%	0.2%	0.2%
Pre-opening costs*	1.3%	0.8%	1.1%	1.2%
Depreciation and amortization	4.3%	4.3%	4.7%	4.4%
Other expenses	0.1%	0.0%	0.1%	0.0%
Loss on disposal of assets	0.0%	0.0%	0.0%	0.0%
Income from operations	5.8%	4.8%	4.0%	2.6%
Interest expense	1.9%	2.0%	2.1%	2.1%
Income before taxes	3.9%	2.8%	1.9%	0.4%
Provision for income taxes	1.5%	1.0%	0.8%	0.2%
Net income	2.4%	1.8%	1.1%	0.3%
Operating data:
Comparable store sales(1)*	(3.9%)	(0.8%)	(3.3%)	(0.7%)
Number of stores open at end of period*	86	77	86	77
Non-GAAP measures(2):
Adjusted EBITDA(3)	$25,318	$21,164	$59,650	$47,770

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

EBITDA and Adjusted EBITDA are included in this Quarterly Report on Form 10-Q because they are key metrics used by management, our board of directors and LGP to assess our financial performance. In addition, we use Adjusted EBITDA in connection with covenant compliance and executive performance evaluations, and we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock compensation expense. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
Net income	$5,092	$3,924	$6,576	$1,478
Depreciation and amortization	9,236	9,081	28,061	25,705
Interest expense, net	4,119	4,209	12,434	12,614
Income tax provision	3,350	2,023	4,851	993
EBITDA	21,797	19,237	51,922	40,790
Pre-opening costs*(a)	2,918	1,784	6,558	6,956
Noncash rent*(b)	(298)	(508)	(970)	(1,489)
Stock-based compensation*(c)	599	488	1,355	1,188
Foreign exchange losses (gains) (d)	53	141	(211)	273
Other adjustments(e)	249	22	996	52
Adjusted EBITDA	$25,318	$21,164	$59,650	$47,770

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

Thirteen Weeks Ended December 31, 2016 Compared to Thirteen Weeks Ended January 2, 2016

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 31, 2016 and January 2, 2016:

	December 31, 2016	% total	January 2, 2016	% total
TCS net sales	$199,087	92.0%	$194,599	91.4%
Elfa third party net sales	17,293	8.0%	18,237	8.6%
Net sales	$216,380	100.0%	$212,836	100.0%

Net sales in the thirteen weeks ended December 31, 2016 increased by $3,544, or 1.7%, compared to the thirteen weeks ended January 2, 2016. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended January 2, 2016	$212,836
Incremental net sales increase (decrease) due to:
New stores	11,618
Comparable stores (including a $1,110, or 7.2%, decrease in online sales)	(7,248)
Elfa third party net sales (excluding impact of foreign currency translation)	115
Impact of foreign currency translation on Elfa third party net sales	(1,059)
Shipping and delivery	118
Net sales for the thirteen weeks ended December 31, 2016	$216,380

In the third quarter of fiscal 2016, fourteen new stores generated $11,618 of incremental net sales, seven of which were opened during fiscal 2015 and seven of which were opened in the first thirty-nine weeks of fiscal 2016. The increase in net sales generated by new stores was partially offset by a $7,248, or 3.9%, decrease in net sales from comparable stores. Elfa third party net sales decreased $944 in the thirteen weeks ended December 31, 2016, due to the impact of foreign currency translation during the quarter, which reduced third party net sales by $1,059.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 31, 2016 increased by $268, or 0.2%, compared to the thirteen weeks ended January 2, 2016. The increase in gross profit was primarily the result of an increase in consolidated net sales, partially offset by a decline in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended December 31, 2016 and January 2, 2016 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 31, 2016	January 2, 2016
TCS gross margin	57.0%	58.1%
Elfa gross margin	37.8%	38.7%
Total gross margin	58.1%	58.9%

TCS gross margin declined 110 basis points, primarily due to an increased mix of lower-margin product and service sales and, to a lesser extent, increased promotional activities during the third quarter of fiscal 2016. Elfa segment gross margin declined 90 basis points, primarily due to increased direct materials costs and higher freight costs associated with changes in customer sales mix, partially offset by improved production efficiencies. In total, gross margin decreased 80 basis points, which is primarily due to the decline in TCS gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended December 31, 2016 decreased by $3,661, or 3.5%, compared to the thirteen weeks ended January 2, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 250 basis points. The following table summarizes selling, general and administrative expenses as a percentage of total net sales for the thirteen weeks ended December 31, 2016 and January 2, 2016:

	December 31, 2016	January 2, 2016
	% of Net sales	% of Net sales
TCS selling, general and administrative	42.0%	44.1%
Elfa selling, general and administrative	4.3%	4.7%
Total selling, general and administrative	46.3%	48.8%

TCS selling, general and administrative expenses decreased by 210 basis points as a percentage of consolidated net sales. The decrease was primarily due to decreased costs as a result of the Company’s SG&A savings program, as well as lower healthcare costs.  Additionally, the decrease was a result of the impact of one-time storage costs incurred in connection with a distribution center automation project in the thirteen weeks ended January 2, 2016 that were not incurred in the thirteen weeks ended December 31, 2016. These positive impacts were partially offset by deleveraging of occupancy costs associated with negative comparable store sales growth. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales, primarily due to a positive impact from foreign currency exchange rates.

Pre-opening costs

Pre-opening costs increased by $1,134, or 63.6%, in the thirteen weeks ended December 31, 2016 to $2,918, as compared to $1,784 in the thirteen weeks ended January 2, 2016. We opened four new stores in the thirteen weeks ended December 31, 2016, and we opened two new stores in the thirteen weeks ended January 2, 2016.

Taxes

The provision for income taxes in the thirteen weeks ended December 31, 2016 was $3,350, as compared to $2,023 in the thirteen weeks ended January 2, 2016. The effective tax rate for the thirteen weeks ended December 31, 2016 was 39.7%, as compared to 34.0% in the thirteen weeks ended January 2, 2016. The increase in the effective tax rate is primarily due to changes in the mix of projected domestic and foreign earnings, combined with the expensing of certain deferred tax assets due to the expiration of certain stock based compensation awards.

Thirty-Nine Weeks Ended December 31, 2016 Compared to Thirty-Nine Weeks Ended January 2, 2016

Net sales

The following table summarizes our net sales for the thirty-nine weeks ended December 31, 2016 and January 2, 2016:

	December 31, 2016	% total	January 2, 2016	% total
TCS net sales	$549,423	91.7%	$535,473	91.2%
Elfa third party net sales	49,465	8.3%	51,733	8.8%
Net sales	$598,888	100.0%	$587,206	100.0%

Net sales in the thirty-nine weeks ended December 31, 2016 increased by $11,682, or 2.0%, compared to the thirty-nine weeks ended January 2, 2016. This increase is comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended January 2, 2016	$587,206
Incremental net sales increase (decrease) due to:
New stores	30,798
Comparable stores (including a $2,516, or 5.9%, decrease in online sales)	(17,099)
Elfa third party net sales (excluding impact of foreign currency translation)	(1,507)
Impact of foreign currency translation on Elfa third party net sales	(761)
Shipping and delivery	251
Net sales for the thirty-nine weeks ended December 31, 2016	$598,888

In the thirty-nine weeks ended December 31, 2016, seventeen new stores generated $30,798 of incremental net sales, ten of which were opened prior to or during fiscal 2015 and seven of which were opened in the first thirty-nine weeks of fiscal 2016. The increase in net sales generated by new stores was partially offset by a $17,099, or 3.3%, decrease in net sales from comparable stores. Elfa third party net sales decreased $2,268 during the thirty-nine weeks ended December 31, 2016. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 31, 2016 and the thirty-nine weeks ended January 2, 2016, Elfa third party net sales decreased $1,507 primarily due to lower net sales in Russia.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 31, 2016 increased by $5,534, or 1.6%, compared to the thirty-nine weeks ended January 2, 2016. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decline in consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended December 31, 2016 and January 2, 2016 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 31, 2016	January 2, 2016
TCS gross margin	57.6%	58.0%
Elfa gross margin	39.1%	38.5%
Total gross margin	58.2%	58.4%

TCS gross margin declined 40 basis points, as an increased mix of lower-margin product and service sales was partially offset by the impact of the stronger U.S. dollar. Elfa segment gross margin improved 60 basis points, primarily due to improved production efficiencies, partially offset by higher freight costs associated with changes in customer sales mix. On a consolidated basis, gross margin decreased 20 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of consolidated net sales coming from the TCS segment.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended December 31, 2016 decreased by $6,182, or 2.1%, compared to the thirty-nine weeks ended January 2, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 200 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the thirty-nine weeks ended December 31, 2016 and January 2, 2016:

	December 31, 2016	January 2, 2016
	% of Net sales	% of Net sales
TCS selling, general and administrative	43.7%	45.3%
Elfa selling, general and administrative	4.4%	4.8%
Total selling, general and administrative	48.1%	50.1%

TCS selling, general and administrative expenses decreased by 160 basis points as a percentage of consolidated net sales. The decrease was primarily a result of the Company’s SG&A savings program which contributed to decreased spending, including on 401(k) costs, store payroll, and certain major initiatives. Additionally, the positive impact of amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016 contributed to the decrease by leading to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, of $3,910, or 65 basis points. The Company also experienced lower healthcare costs during the first thirty-nine weeks of fiscal 2016.  The positive impact of these items was partially offset by deleveraging of occupancy costs associated with negative comparable store sales growth. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales, primarily due to a positive impact from foreign currency exchange rates and a smaller percentage of consolidated net sales coming from the Elfa segment.

Pre-opening costs

Pre-opening costs decreased by $398, or 5.7% in the thirty-nine weeks ended December 31, 2016 to $6,558, as compared to $6,956 in the thirty-nine weeks ended January 2, 2016. We opened seven new stores in the thirty-nine weeks ended December 31, 2016, and we opened seven new stores and relocated one store in the thirty-nine weeks ended January 2, 2016.

Depreciation and amortization

Depreciation and amortization increased by $2,356, or 9.2%, in the thirty-nine weeks ended December 31, 2016 to $28,061, as compared to $25,705 in the thirty-nine weeks ended January 2, 2016. The increase in depreciation and amortization is primarily related to an increase in the number of stores, as well as investments in automation in the distribution center and corporate headquarters to support the increase in the number of stores.

Other expenses

Other expenses of $839 were recorded in the thirty-nine weeks ended December 31, 2016, which were primarily related to management transition costs.

Taxes

The provision for income taxes in the thirty-nine weeks ended December 31, 2016 was $4,851, as compared to $993 in the thirty-nine weeks ended January 2, 2016. The effective tax rate for the thirty-nine weeks ended December 31, 2016 was 42.5%, as compared to 40.2% in the thirty-nine weeks ended January 2, 2016. The increase in the effective tax rate is primarily due to the expensing of certain deferred tax assets due to the expiration of certain stock based compensation awards, partially offset by changes in the mix of projected domestic and foreign earnings.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $15,418 as of December 31, 2016) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including the distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 24 months.

At December 31, 2016, we had $18,491 of cash and $72,475 of additional availability under the Revolving Credit Facility and approximately $15,418 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $3,763 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	December 31,	January 2,
	2016	2016
Net cash provided by operating activities	$23,875	$22,065
Net cash used in investing activities	(21,003)	(31,607)
Net cash provided by financing activities	7,361	19,303
Effect of exchange rate changes on cash	(551)	(327)
Net increase in cash	$9,682	$9,434

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $23,875 for the thirty-nine weeks ended December 31, 2016. Non-cash items of $29,719 and net income of $6,576 were partially offset by a net change in operating assets and liabilities of $12,420, primarily due to increases in accounts receivable and merchandise inventory, partially offset by increases in accounts payable and accrued liabilities, during the thirty-nine weeks ended December 31, 2016.

Net cash provided by operating activities was $22,065 for the thirty-nine weeks ended January 2, 2016. Non-cash items of $28,936 and net income of $1,478 were partially offset by a net change in operating assets and liabilities of $8,349, primarily due to increases in accounts receivable and merchandise inventory, partially offset by increases in accounts payable and accrued liabilities, during the thirty-nine weeks ended January 2, 2016.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

Our total capital expenditures for the thirty-nine weeks ended December 31, 2016 were $21,010 with new store openings, relocations and existing store remodels accounting for the majority of spending at $12,447. We opened seven new stores during the thirty-nine weeks ended December 31, 2016. The remaining capital expenditures of $8,563 were primarily for investments in information technology, our corporate offices and distribution center and Elfa manufacturing facility enhancements.

Our total capital expenditures for the thirty-nine weeks ended January 2, 2016 were $32,285 with new store openings, relocations and existing store remodels accounting for $14,859. We opened seven new stores and relocated one store during the thirty-nine weeks ended January 2, 2016. The remaining capital expenditures of $17,426 were primarily for investments in strategic initiatives, our distribution center and information technology. Additionally, during the thirty-nine weeks ended January 2, 2016, Elfa received a grant from the Swedish government of $479 related to Elfa’s investment in a Swedish production line that was activated in September 2014.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash provided by financing activities was $7,361 for the thirty-nine weeks ended December 31, 2016. This included net proceeds of $15,000 from borrowings under the Revolving Credit Facility partially offset by net payments of $3,518 on the 2014 Elfa Revolving Credit Facility and payments of $4,121 for repayment of long-term indebtedness.

Net cash provided by financing activities was $19,303 for the thirty-nine weeks ended January 2, 2016. This included net proceeds of $28,000 from borrowings under the Revolving Credit Facility to support higher working capital needs. The net proceeds from borrowings under the Revolving Credit Facility were partially offset by net payments of $4,510 on the 2014 Elfa Revolving Credit Facility and payments of $3,986 for repayment of long-term indebtedness. The Company also paid $258 in debt issuance costs related to Amendment No. 2 to the Revolving Credit Facility (as further discussed and defined under “Revolving Credit Facility” below). In addition, the Company received proceeds of $57 from the exercise of stock options.

As of December 31, 2016, TCS had a total of $72,475 of unused borrowing availability under the Revolving Credit Facility, and $20,000 of borrowings outstanding under the Revolving Credit Facility.

As of December 31, 2016, Elfa had a total of $15,418 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and no borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

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

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second-priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of December 31, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreement contains certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 31, 2016, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) has occurred.

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

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $6,608 as of December 31, 2016) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $15,418 as of December 31, 2016) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $330 as of December 31, 2016) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%, and these rates are applicable until August 29, 2017, at which time the interest rates may be renegotiated at the request of either party to the agreement. Should the parties fail to agree on new interest rates, Elfa has the ability to terminate the agreement on August 29, 2017, at which time all borrowings under the agreement shall be paid in full to Nordea.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of December 31, 2016, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 27, 2016, filed with the SEC on May 10, 2016. As of December 31, 2016, there were no significant changes to any of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of December 31, 2016 has not materially changed since February 27, 2016. Our market risk profile as of February 27, 2016 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 10, 2016. See Note 9 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Container Store Group, Inc.

(Registrant)

Date: February 8, 2017	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: February 8, 2017	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)