Form 10-K
period 2017-04-01
Container Store Group, Inc.
filed 2017-06-01
CIK 1411688

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         As of September 30, 2016, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $85,983,122. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

         As of May 16, 2017, the number of shares of common stock outstanding was 48,291,648.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements related to: anticipated effects of the change in our fiscal year end, anticipated financial performance, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and relocations, expectations regarding key growth initiatives, expectations regarding impact of marketing and expense savings programs, including without limitation our Optimization Plan, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

Change in Fiscal Year

        On March 30, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end from the 52- or 53-week period ending on the Saturday closest to February 28 to the 52- or 53-week period ending on the Saturday closest to March 31. The fiscal year change was effective beginning with the Company's 2016 fiscal year, which began on April 3, 2016 and ended on April 1, 2017. As a result of the change, the Company had a March 2016 fiscal month transition period which began on February 28, 2016 and ended on April 2, 2016. The unaudited results of the transition period were reported in the Company's Form 10-Q filed for the new fiscal first quarter ended July 2, 2016 and the audited results are presented herein. Because the fiscal year change was not effective until after the completion of the Company's February 27, 2016 fiscal year, the prior year comparative financial and other information reported in the Financial Statements herein continues to be presented based on the Company's prior February 28 fiscal year end calendar. However, for comparative analysis purposes, the

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presented herein compares the audited results for the 52-week period ended April 1, 2017 ("fiscal 2016") to the unaudited results for the 52-week period ended April 2, 2016 ("recast fiscal 2015"). The Selected Financial and Operating Data presented herein includes the unaudited results for recast fiscal 2015 in addition to prior year audited results based on the February 28 fiscal year end calendar.

PART I

ITEM 1.    BUSINESS

General

        The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for personalized organization solutions and services. Our customers are predominantly female, highly educated and very busy—from college students to empty nesters. We service them with storage and organization solutions that save them space and time and ultimately improve the quality of their lives. We believe an organized life is a happy life.

        We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the "IPO"). Our common stock now trades on the New York Stock Exchange ("NYSE") under the symbol "TCS." In fiscal 2016, we generated net sales of $819.9 million. Today our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation and organizational services business. We operate 86 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to highlight the value and functionality of our products and maximize the appeal of our image and brand. We maintain a relatively consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with strict, orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way she wants through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas. In fiscal 2016, TCS had net sales of $752.7 million, which represented approximately 92% of our total net sales.

  •
  Elfa, The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa's shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates four manufacturing facilities with two located in Sweden, one in Finland and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 42% of Elfa's total sales in fiscal 2016. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2016, the Elfa segment had $67.3 million of third party net sales, which represented approximately 8% of our total net sales.

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

        On March 30, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. The fiscal year change became effective beginning with the Company's 2016 fiscal year, which began on April 3, 2016 and ended on April 1, 2017. As a result of the change, the Company had a March 2016 fiscal month transition period from February 28, 2016 to April 2, 2016. The unaudited results of the transition period were reported in the Company's Form 10-Q filed for the new fiscal first quarter ended July 2, 2016 and the audited results are presented herein.

Our Key Differentiators

Our Unique Product Collection—Solutions for Every Area of the Home:

        Our merchandising philosophy is to provide a carefully curated, one of a kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer more than 11,000 products designed to save space and time and each year, we introduce over 2,000 new SKUs into the assortment. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe selling solutions primarily consisting of exclusive, proprietary products that can't be found anywhere else differentiates us from other retailers. In fact, over half of our annual sales come from exclusive or proprietary products.

        Currently, our stores are typically organized into 16 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage
Box	Corrugated Boxes, Packing Material, Tape, Storage Bags, Specialty Boxes
Closet	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks
Collections	Media Storage, Photo Storage, Display, Small Craft and Parts Organizers
Containers	Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers
elfa®	Includes elfa® collection of Ventilated and Solid Shelving and Drawer components and systems, Wall and Door Rack Solutions, Accessories, Utility and Garage Systems, and Sliding Doors
Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes
Hooks	Wall Mounted, Self Adhesive, Magnetic, Overdoor, Removable
Kitchen	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers
Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools
Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards
Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs
Storage	Drawers, Boxes and Bins, Totes, Crates, Carts
TCS Closets®	Our exclusive luxury solid closet system with drawers, integrated lighting and accessories
Trash	Recycle Bins, Wastebaskets, Open Cans, Step-on Cans, Bags
Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

        In order to offer our unique collection of products and as a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships we foster a unique sense of loyalty among our more than 800 product vendors. Eighteen of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 28% of our total purchases in fiscal 2016. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

Custom Closets:

        We continue to believe that our focus on Custom Closets, inclusive of elfa® product solutions, TCS Closets®, elfa® Sliding Doors, installation services and our closet completion products, provides a unique opportunity to drive comparable store sales through higher average ticket while differentiating the Company from online, items-based retailers. Our highly-trained and experienced sales force has been selling proprietary, custom-designed elfa® and other closet solutions for 38 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom closet solution—not just the framework of the closet, but the full array of closet organization products that accompany the closet, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell Custom Closets in-store, online, through our call center, as well as through our Contained Home® in-home organization service.

        Our elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our company and our commitment to dominating the custom closet market, accounting for about 25% of our TCS retail sales. Due to our vertical integration of Elfa, we have control over the sourcing and availability of our best selling and highest margin product, elfa®. We are the exclusive distributor of elfa® products in the United States. Approximately 17% of our fiscal 2016 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

        TCS Closets® average ticket has exceeded $10,000 since launching the product line. And while the initial focus for TCS Closets® has been the closet, based on customer demand and current trends, we plan to expand our offering of TCS Closets® solutions to other areas of the home.

        To incentivize Custom Closet purchases, we launched our Customer Financing Program with Synchrony Financial. The program's early results show that for elfa® purchases over $500, financed elfa® purchases have a much higher average ticket than non-financed elfa® purchases. In addition to customers financing elfa® purchases, they are also using the TCS Credit Card to purchase TCS Closets® and other products.

Our Shopping Experience:

        We strive to create an Air of Excitement™ in each of our stores across the country. We say, "three steps in the door and you can tell whether or not a store has it." You can experience the Air of Excitement™ through our employees' smiling faces and their genuine interest in a customer's needs; in the bright visual displays of products and solutions; our clean, well-organized store; and in our energetic product demonstrations and upbeat music.

        This is coupled with our highly personalized approach to customer service. When a customer comes into our store looking for a shoe rack, we ask questions to understand all of her needs. We believe that if we fail to discover her underlying storage and organization challenges, we fail to truly help her and make her happy. Service and selling are the same thing at The Container Store. We believe we can best serve the customer by astonishing her and giving her the solution she truly needs and benefit the Company at the same time.

        We are a multi-channel retailer, with a fully-integrated website, responsive mobile site, and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering the same product assortment and real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer's experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used—we are channel agnostic. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick-up in most markets, or request same-day home delivery in select markets. The website, mobile site, and call center sales channels accounted for an aggregate of approximately 15% of TCS net sales in fiscal 2016.

Our Stores:

        We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 86 stores extends to 31 states and the District of Columbia. We opened a total of seven new stores in the 2016 fiscal year and we expect to open a total of five new stores (including one relocation) in the 2017 fiscal year. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

        We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to continue to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2017, we plan to test a reduced-sized footprint in Albuquerque, New Mexico, and do a complete re-design of our flagship store in Dallas, which we believe will provide us insight to develop new store formats and evolve the future of our existing stores' experience. Our store opening strategy involves a strategic formula of training, marketing, non-profit partnerships and public relations, which enables our new stores to deliver strong sales volume more quickly.

What We Stand For—Organization with Heart®

        The Container Store has been getting people organized for more than 38 years, and since 1978, we've also been running our business guided by our values-based set of principles. Back then, we just called it doing business. Today, we're proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like-minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. Businesses that practice Conscious Capitalism have leaders who "walk the talk" by developing and nurturing a conscious culture. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, community and shareholders—is the right thing to do.

        Consistent with our commitment to Conscious Capitalism, we believe that happy employees lead directly to better performance and higher profits. We believe in putting employees first and staying true to our seven Foundation Principles®—simple business philosophies that guide each decision we make. One of those Foundation Principles is 1 Great Person = 3 Good People® in terms of business productivity—that's our hiring philosophy. In fact, in fiscal 2016, we hired only 8% of job applicants. Our employee-first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. In fact, full-time store employees receive up to 260 hours of formal training in their first year alone—significantly higher than industry average. Our stores offer flexible work schedules, comprehensive benefits and above retail industry average compensation to both full-time and part-time employees. As a result, TCS has an average full-time employee turnover rate of approximately 13% annually, significantly below the retail average. It's for these reasons and more that The Container Store has been named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® 18 years in a row.

        As of April 1, 2017, we had approximately 5,100 employees, of which approximately 4,500 were TCS employees and approximately 600 were Elfa employees. Of the 4,500 TCS employees, approximately 2,900 were part-time employees.

        You can learn about our Foundation Principles and Conscious Capitalism on our blog, www.whatwestandfor.com. The information contained on our blog is not incorporated by reference into this Annual Report on Form 10-K.

Distribution

        In the TCS segment, substantially all of our merchandise flows through a centralized distribution center prior to transport to our retail stores. Our distribution center is co-located with our corporate offices in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 93,000 square feet of corporate office space and approximately 1 million square feet of warehouse space.

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

        Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. We believe that the size and scalability of the distribution center is sufficient to support our future expansion over the next 2 to 3 years. We are currently considering the need for a second distribution center along with supply chain system enhancements in the mid- to long-term for increased logistics network support.

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

Competition

        We operate within the storage and organization category which extends across many retail segments including housewares, office supplies and travel, among others. However, we are the only national retailer solely devoted to it. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet-based retailers, but they devote a smaller portion of their merchandise assortment to storage and organization. Some of these retailers are larger and have greater financial, marketing and other resources than The Container Store. We compete with such retailers based on our customer service, product selection and quality, price, convenience, effective consumer marketing and promotional activities, the ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. We believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of product assortment compare favorably to those of our competitors.

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on or about December 24th and runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2016, 2015, and 2014. For more information regarding our use of adjusted net income, and a reconciliation of adjusted net income to the GAAP financial measure of net income (loss) available to common shareholders, see "Item 6: Selected Financial and Operating Data."

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

        Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending generally and for discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, a decrease in home purchases may lead to decreased consumer spending on home-related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. In particular, consumer purchases of discretionary items, such as our elfa® and TCS ClosetsTM closet systems, tend to decline during recessionary periods when disposable income is lower.

Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.

        The retail industry is highly competitive, with few barriers to entry. Competition is characterized by many factors, including level of service, merchandise assortment, product quality, price, location, reputation, credit availability, and customer loyalty. A variety of retailers offer products that are similar to the ones we offer in our stores and through our website. Competitive products can be found in mass merchants, as well as specialty retail chains. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from internet-based retailers, in addition to traditional store-based retailers. This could result in increased price competition since our customers can more readily search and compare similar products.

A security breach or cyber-attack of our website or information technology systems could damage our reputation and our relationships with our customers or employees, expose us to litigation risk and adversely affect our business and the trading price of our common stock.

        In conducting our business, including our e-commerce business, we obtain and transmit confidential information about our customers, including credit card information, through our website and our information technology systems, and we depend on the secure transmission of such information. We also receive and maintain confidential information about our employees in the normal course of business. A security breach or cyber-attack could adversely affect our business and operations, including damaging our reputation and our relationships with our customers and employees, and exposing us to risks of litigation and liability. We cannot assure that any breaches, attacks or unauthorized disclosures will not occur. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as a result of security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information. Further, we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer's personally identifiable information. Any security breach or resulting lawsuit could cause our customers to lose confidence in the security of our information systems, and choose not to do business with us, thereby adversely affecting our business and the trading price of our common stock.

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

        We are increasing the number of our stores and are undertaking several business initiatives. We may incur costs for these initiatives before we realize any corresponding revenue. The number of current business initiatives could strain our financial, operational and management resources. In addition, these initiatives may not be successful or may take longer than planned to be successful. If we are not successful in managing our current store growth and the initiatives that are underway, we could experience an adverse impact on our financial condition and results of operations. All of the foregoing risks may be compounded in any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts management's attention or resources from other aspects of our business or costs more than anticipated, we may experience inadequate return on investment for some or all of our business initiatives, which would have a negative effect on our operating results.

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

We face risks related to our indebtedness.

        As of April 1, 2017, we had total outstanding debt of $321.1 million and an additional $88.9 million of availability under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility. Our Senior Secured Term Loan Facility, which matures April 6, 2019, represented $316.8 million of the total outstanding debt. We may incur additional indebtedness in the future. Our high degree of leverage could have important consequences to us, including:

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

        We sell merchandise over the Internet through our website, www.containerstore.com, and through mobile applications for smart phones and tablets. We are vulnerable to certain risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online.

        In addition, we must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our competitors, some of whom have greater resources than us, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

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

        We depend upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have a material adverse effect on our business or results of operations.

        We also rely on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

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

        During fiscal 2016, approximately 80% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

        Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 17% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2016 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2016, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.4 million.

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

        We plan to continue our growth and expansion, including opening new stores, remodeling existing stores and upgrading our information technology systems and other infrastructure, as opportunities arise. Our plans to expand our store base may not be successful and the implementation of these other plans may not result in expected increases in our net sales even though they increase our costs. We will require significant capital to support our expanding business and execute on our growth strategy.

        We primarily depend on cash flow from operations, the Revolving Credit Facility, and the 2014 Elfa Revolving Credit Facility, to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

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

        During fiscal 2016, including purchases for Elfa, we purchased approximately 53% from vendors located outside the United States (including approximately 38% from vendors located in China) and approximately 47% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis.

        Many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Additionally, the results of the recent United States elections may signal a change in trade policy between the United States and other countries. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of income tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

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

We depend on key executive management.

        We depend on the leadership and experience of our key executive management, including Melissa Reiff, Sharon Tindell, and Jodi Taylor. Particularly with the fiscal 2016 transition in our executive leadership, the loss of the services of any of our executive management members could have a material adverse effect on our business and prospects. As there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

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

        As of April 1, 2017, approximately 50% of Elfa's employees (approximately 6% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

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

        We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2016, we purchased merchandise from approximately 800 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

        We lease all of our properties at the TCS segment and the group headquarters and sales offices at the Elfa segment, and each is classified as an operating lease. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 will be effective for the Company in the first quarter of fiscal 2019. We are still evaluating the impact of implementation of this standard on our financial statements, but we expect that adoption will have a material impact to our total assets and liabilities given that we have a significant number of operating leases not currently recognized on our balance sheet.

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

        Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on or about December 24th and runs into February. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2016, 2015, and 2014. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

        LGP owns approximately 27.5 million shares, or 57.0%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, designate a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease all of our 86 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. Further, certain leases also include a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of April 1, 2017 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Maryland	1	Oregon	1
Arkansas	1	Massachusetts	3	Pennsylvania	2
California	13	Michigan	2	Rhode Island	1
Colorado	3	Minnesota	1	Tennessee	1
Delaware	1	Missouri	1	Texas	13
Florida	6	Nebraska	1	Utah	1
Georgia	3	Nevada	1	Virginia	3
Illinois	5	New Jersey	2	Washington	2
Iowa	1	New York	5	Wisconsin	1
Indiana	1	North Carolina	2	District of Columbia	1
Kansas	1	Ohio	2
				Total	86

        We also lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

Executive Officers of the Registrant

Name	Age	Position(s)
Executive Officers:
Melissa Reiff	62	Chief Executive Officer and Director
Sharon Tindell	61	President, Chief Merchandising Officer and Director
Jodi Taylor	54	Chief Financial Officer, Chief Administrative Officer and Secretary
William A. ("Kip") Tindell, III	64	Chairman of the Board of Directors

        Melissa Reiff has served as our Chief Executive Officer since July 2016, succeeding William A. ("Kip") Tindell, III. Previously, Ms. Reiff served as our President and Chief Operating Officer since March 2013 and as our President since 2006. She has also served on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since February 2006). Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing and assumed the role of Executive Vice President of Stores and Marketing in 2003. She is a member of the International Women's Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. Ms. Reiff has served on the board of directors of Etsy since April 2015, where she is also a member of the Compensation Committee. She also serves on Southern Methodist University's Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Ms. Reiff was honored with the 2012-2013 SMU Cox School of Business Distinguished Alumna award.

        Sharon Tindell has served as our President and Chief Merchandising Officer since July 2016, Chief Merchandising Officer since 2006 and has served on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since April 1988). In 1980 she joined us full-time working on the sales floor, managing inventory and participating in other tasks that put her in direct touch with the store's innovative product mix and customers' storage and organization challenges and became our first buyer in 1981. In her current role, Tindell leads the retailer's merchandising vision, as well as its focus on custom closet solutions, development of exclusive and proprietary products, store format and design, and the visual impact of the customer's shopping experience. She also oversees supply chain and logistics, as well as the Company's Elfa International AB subsidiary serving as its Board Chair. In 2006, Ms. Tindell was inducted into the Retailing Hall of Fame, the first woman selected for this honor. Ms. Tindell also serves on the board of directors of the Perot Museum of Nature and Science. Sharon Tindell is married to William A. "Kip" Tindell, III, Chairman of the Board of Directors.

        Jodi Taylor has served as our Chief Financial Officer and Chief Administrative Officer since July 2016, Chief Financial Officer since December 2007, and as our Secretary since October 2013. Ms. Taylor is responsible for the business areas of Finance, Accounting, Investor Relations, Real Estate, Procurement, Payroll, Benefits, Legal and Loss Prevention. Prior to joining us, Ms. Taylor served as Chief Financial Officer and Secretary from 1998 to 2007 at Harold's, a then publicly-traded apparel retailer which filed for bankruptcy in 2008. From 1986-1998, Ms. Taylor was an executive with Baby Superstore, Inc. or successor companies, which after an IPO in 1994, was ultimately acquired by Toys "R" Us, Inc. in 1996. Ms. Taylor was formerly an auditor with Deloitte, Haskins, & Sells (now Deloitte & Touche).

        William A. ("Kip") Tindell, III has served as Chairman of our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since July 1978). Mr. Tindell served as our Chief Executive Officer from 2006 to 2016. Prior to that, he served as President and Chief Operating Officer of The Container Store through 2005. Mr. Tindell was presented Ernst & Young's Entrepreneur of the Year award in 1991 and is a recipient of the National Retail Federation's 1998

Innovator of the Year Award. In 2006 he was inducted into the Retailing Hall of Fame and is a 2009 Junior Achievement of Dallas Business Hall of Fame inductee. In 2011 Mr. Tindell received the National Retail Federation's Gold Medal Award, which is generally regarded as the industry's top accolade, given to individuals who have served the industry with distinction and achieved a national reputation for excellence to the retail craft. He is a member of the Dallas Arboretum CEO Advisory Council and serves on the board of directors of Whole Foods Market, Inc. (WFM) and Baylor Healthcare Systems Foundation. Mr. Tindell also serves on the executive board of the National Retail Federation as its chairman, and served on the board of directors of the National Retail Federation Foundation from 2010 to 2013. He serves on the board of Conscious Capitalism Institute and Conscious Capitalism, Inc., a community of like-minded business, thought and academic leaders working to elevate humanity through a conscious approach to business. Mr. Tindell is an active member of the Dallas Salesmanship Club, a nonprofit organization dedicated to transforming children's futures by serving at risk families in the Greater Dallas area. Mr. Tindell is married to Sharon Tindell, our President and Chief Merchandising Officer.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock trades on The New York Stock Exchange ("NYSE"), under the symbol "TCS." The following table sets forth the highest and lowest sales prices for our common stock on the NYSE for the periods indicated.

	Highest	Lowest
Fiscal 2015
First quarter ended May 30, 2015	$23.50	$15.80
Second quarter ended August 29, 2015	$19.20	$15.00
Third quarter ended November 28, 2015	$17.70	$9.71
Fourth quarter ended February 27, 2016	$10.46	$3.77
Fiscal 2016
First quarter ended July 2, 2016	$7.98	$4.47
Second quarter ended October 1, 2016	$6.22	$4.76
Third quarter ended December 31, 2016	$8.34	$4.58
Fourth quarter ended April 1, 2017	$6.74	$3.75

        The number of stockholders of record of our common stock as of May 16, 2017 was 70. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of The Container Store Group, Inc. under the Securities Act or the Exchange Act.

        The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 1, 2013 (the date our common stock commenced trading on the NYSE) through April 1, 2017 in comparison to the NYSE Composite Index and the S&P Retailing Select Index. The graph and the table below assume that $100 was invested at the market close on

November 1, 2013 in the common stock of The Container Store Group, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/1/2013	3/1/2014	2/28/2015	2/27/2016	4/1/2017
The Container Store Group, Inc.	100.00	98.92	50.88	14.56	11.69
NYSE Composite Index	100.00	104.07	110.43	96.02	114.72
S&P Retailing Select Index	100.00	101.21	116.35	102.88	100.44

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated financial data for each of the years ended April 1, 2017 (fiscal 2016), February 27, 2016 (fiscal 2015), and February 28, 2015 (fiscal 2014) and the selected consolidated balance sheet data as of April 1, 2017 and February 27, 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended March 1, 2014 (fiscal 2013) and March 2, 2013 (fiscal 2012) and the selected consolidated balance sheet data as of February 28, 2015, March 1, 2014, and March 2, 2013 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The table below also includes, for comparative purposes, unaudited data for the recast 52-week period ended April 2, 2016. Historical results are not indicative of the results to be expected in the future. Fiscal 2012 included 53 weeks, whereas fiscal 2016, fiscal 2015, fiscal 2014, and fiscal 2013 included 52 weeks. Categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+). For segment data, see Note 14 to our consolidated financial statements.

        All dollar amounts in this Selected Financial and Operating Data are in thousands, except per share amounts, unless otherwise stated.

	Fiscal year ended
	April 1, 2017(1)	April 2, 2016(2)	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013
		(unaudited)
Consolidated statement of operations
Net sales	$819,930	$797,087	$794,630	$781,866	$748,538	$706,757
Cost of sales (excluding depreciation and amortization)	343,860	332,594	331,079	323,800	308,755	291,146

Gross profit	476,070	464,493	463,551	458,066	439,783	415,611

Selling, general and administrative expenses (excluding depreciation and amortization)	387,948	394,585	393,810	372,867	354,271	331,097
Stock-based compensation*	1,989	1,575	1,556	1,289	15,137	283
Pre-opening costs*	6,852	9,004	9,033	8,283	6,672	7,562
Goodwill and trade name impairment+	—	—	—	—	—	15,533
Depreciation and amortization	37,124	34,628	34,230	31,011	30,353	29,550
Restructuring charges+	—	—	—	—	532	6,369
Other expenses	1,058	102	—	1,132	1,585	987
Loss (gain) on disposal of assets	57	62	61	(3,487)	206	88

Income from operations	41,042	24,537	24,861	46,971	31,027	24,142
Interest expense, net	16,687	16,772	16,810	17,105	21,185	21,388
Loss on extinguishment of debt*	—	—	—	—	1,229	7,333

Income (loss) before taxes	24,355	7,765	8,051	29,866	8,613	(4,579)
Provision (benefit) for income taxes(3)	9,402	2,907	2,909	7,193	447	(4,449)

Net income (loss)	$14,953	$4,858	$5,142	$22,673	$8,166	$(130)
Less: Distributions accumulated to preferred shareholders(4)	—	—	—	—	(59,747)	(90,349)

Net income (loss) available to common shareholders(4)	$14,953	$4,858	$5,142	$22,673	$(51,581)	$(90,479)

Net income (loss) per common share—basic and diluted(4)	$0.31	$0.10	$0.11	$0.47	$(2.87)	$(30.88)
Weighted-average common shares—basic	47,996,746	47,986,034	47,985,717	47,971,243	17,955,757	2,929,789
Weighted-average common shares—diluted	48,016,010	47,976,034	47,985,717	48,520,865	17,955,757	2,929,789

	Fiscal year ended
	April 1, 2017(1)	April 2, 2016(2)	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013
Operating data:
Comparable store sales growth for the period*(5)	(2.4)%	(0.8)%	0.0%	(1.4)%	2.9%	4.4%
Number of stores open at end of period*	86	79	79	70	63	58
Non-GAAP measures(6):
Adjusted EBITDA(7)	$86,559	$68,362	$68,159	$88,230	$86,101	$87,585
Adjusted EBITDA margin(7)	10.6%	8.6%	8.6%	11.3%	11.5%	12.4%
Adjusted net income(8)	$14,953	$4,858	$5,142	$16,501	$16,354	$16,159
Adjusted net income per common share—diluted(8)	$0.31	$0.10	$0.11	$0.34	$0.33	$0.34

					As of
	April 1, 2017	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013
Consolidated balance sheet data:
Cash	$10,736	$13,609	$24,994	$18,046	$25,351
Net working capital(9)	44,342	22,913	20,965	34,832	29,651
Total assets(10)	761,834	758,119	761,579	773,841	744,593
Long-term debt(10)(11)	317,471	321,508	324,616	325,943	277,144
Total stockholders' equity	221,790	207,068	201,862	197,186	233,375

(1)
Beginning with fiscal 2016, the Company changed its fiscal year to a 52-53 week period ending on the Saturday closest to March 31; previously, the Company's fiscal year ended on the Saturday closest to February 28. See Note 17 to the Financial Statements for financial data for the five-week transition period ended April 2, 2016.

(2)
For comparative purposes, the Company has presented unaudited selected consolidated financial data for the 52-week period ended April 2, 2016.

(3)
The difference between the Company's effective tax rate and the statutory Federal tax rate can be attributed to fluctuations in the valuation allowance recorded against net deferred assets not expected to be realized, indefinite-lived intangible asset impairment charges not deductible for tax purposes, the effects of prior period adjustments, the effects of foreign income taxed at a different rate including statutory changes in those rates and intraperiod tax allocations between continuing operations and other comprehensive income.

(4)
For fiscal 2012 and fiscal 2013, common stockholders did not share in net income due to earnings not exceeding the accrued distributions on the Company's preferred stock. For fiscal 2012 and 2013, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

(5)
A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. Prior to fiscal 2015, the comparable store sales growth operating measure does not include net sales from services. In fiscal 2012, the Company's fiscal year included 53 weeks. As a result, sales recorded in weeks one through fifty-two of fiscal 2013 are comparable to weeks two through fifty-three of fiscal 2012.

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

(6)
We have presented EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (7) and (8) of this table for further information regarding why we believe each non-GAAP financial measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each of the non-GAAP financial measures.

(7)
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

  A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal year ended
	April 1, 2017	April 2, 2016	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013
		(unaudited)
Net income (loss)	$14,953	$4,858	$5,142	$22,673	$8,166	$(130)
Depreciation and amortization	37,124	34,628	34,230	31,011	30,353	29,550
Interest expense, net	16,687	16,772	16,810	17,105	21,185	21,388
Income tax expense (benefit)	9,402	2,907	2,909	7,193	447	(4,449)

EBITDA	78,166	59,165	59,091	77,982	60,151	46,359
Management fees*(a)	—	—	—	—	667	1,000
Pre-opening costs*(b)	6,852	9,004	9,033	8,283	6,672	7,562
Goodwill and trade name impairment+(c)	—	—	—	—	—	15,533
IPO costs*(d)	—	—	—	—	1,259	—
Noncash rent*(e)	(1,365)	(1,784)	(1,844)	(374)	260	2,014
Restructuring charges+(f)	—	—	—	—	532	6,369
Stock-based compensation*(g)	1,989	1,575	1,556	1,289	15,137	283
Loss on extinguishment of debt*(h)	—	—	—	—	1,229	7,333
Foreign exchange (gains) losses+(i)	(342)	226	241	(171)	(224)	55
Other adjustments(j)	1,259	176	82	1,221	418	1,077

Adjusted EBITDA	$86,559	$68,362	$68,159	$88,230	$86,101	$87,585

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
(8)
Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding; however, for fiscal 2013 and fiscal 2012 adjusted diluted weighted average common shares outstanding are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the period. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share—diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal year ended
	April 1, 2017	April 2, 2016	February 27, 2016	February 28, 2015	March 1, 2014	March 2, 2013
		(unaudited)
Numerator:
Net income (loss) available to common shareholders	$14,953	$4,858	$5,142	$22,673	$(51,581)	$(90,479)
Distributions accumulated to preferred shareholders(a)	—	—	—	—	59,747	90,349
IPO related stock-based compensation*(b)	—	—	—	—	14,602	—
IPO costs*(c)	—	—	—	—	1,259	—
Restructuring charges+(d)	—	—	—	—	532	6,369
Goodwill and trade name impairment+(e)	—	—	—	—	—	15,533
Gain on disposal of subsidiary and real estate+(f)	—	—	—	(3,681)	—	—
Loss on extinguishment of debt*(g)	—	—	—	—	1,229	7,333
Taxes(h)	—	—	—	(2,491)	(9,434)	(12,946)

Adjusted net income	$14,953	$4,858	$5,142	$16,501	$16,354	$16,159
Denominator:
Weighted average common shares outstanding—diluted	48,016,010	47,976,034	47,985,717	48,520,865	17,955,757	2,929,789
Adjust weighting factor of outstanding shares(i)	—	—	—	—	30,939,876	45,011,391

Adjusted weighted average common shares outstanding -diluted	48,016,010	47,976,034	47,985,717	48,520,865	48,895,633	47,941,180
Adjusted net income per common share—diluted	$0.31	$0.10	$0.11	$0.34	$0.33	$0.34

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

(i)
Fiscal 2013 and 2012 are calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the applicable fiscal year.
(9)
Net working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long-term debt and revolving lines of credit).

(10)
In the first quarter of fiscal 2016, TCS retrospectively adopted Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. As such, the total asset and long-term debt amounts presented above reflect the adjustments to reclassify deferred financing costs from noncurrent assets to a reduction of long-term debt in accordance with the new guidance.

(11)
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

Overview

        The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for personalized organization solutions and services. Our customers are predominantly female, highly educated and very busy—from college students to empty nesters. We service them with storage and organization solutions that save them space and time and ultimately improve the quality of their lives. We believe an organized life is a happy life.

        Our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of April 1 2017, we operated 86 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

Management Transition

        Effective July 1, 2016, Melissa Reiff, former President and Chief Operating Officer, became the retailer's Chief Executive Officer, succeeding William A. ("Kip") Tindell, III. Sharon Tindell added President to her Chief Merchandising Officer title and Kip Tindell, former Chairman and Chief Executive Officer, retained his role as Chairman of the Company's Board of Directors. In addition, Jodi Taylor, Chief Financial Officer and Secretary, added Chief Administrative Officer to her title.

How we assess the performance of our business

        We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, and selling, general and administrative expenses. In addition, we also review other important operating metrics such as comparable store sales and non-GAAP measures such as EBITDA, Adjusted EBITDA, and adjusted net income.

Optimization Plan

        On May 23, 2017, the Company announced the implementation of a four-part optimization plan to drive improved sales and profitability (the "Optimization Plan"). This plan includes sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts. In fiscal 2016, the Company's savings program was focused within selling, general and administrative expenses. However, as part of the Optimization Plan, the Company also intends to focus on savings and efficiency efforts within cost of sales, in addition to selling, general and administrative expenses.

Net sales

        Net sales reflect our sales of merchandise plus other services provided, such as installation, shipping, delivery, and organization services, less returns and discounts. Net sales also include wholesale sales by Elfa. Revenue from our TCS segment is recognized upon receipt of the product by our customers or upon completion of the service to our customers. Elfa segment revenue is recorded upon shipment to customers.

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

        Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which traditionally begins on or about December 24th and runs into February. However, due to the change in our fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31, the Company expects to realize more sales in the fiscal third quarter going forward than it did in prior years. The fiscal year change became effective beginning with the Company's 2016 fiscal year, which began on April 3, 2016 and ended on April 1, 2017.

Gross profit and gross margin

        Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales in our TCS segment includes the purchase cost of inventory less vendor rebates, in-bound freight, as well as inventory shrinkage. Direct installation and organization costs, as well as costs incurred to ship or deliver merchandise to customers, are also included in cost of sales in our TCS segment. Elfa segment cost of sales from manufacturing operations includes costs associated with production, primarily material, wages, freight and other variable costs, and applicable manufacturing overhead. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures by other retailers. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

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

Selling, general and administrative expenses

        Selling, general and administrative expenses include all operating costs not included in cost of sales, stock-based compensation, and pre-opening costs. For our TCS segment, these include payroll and payroll-related expenses, marketing expenses, occupancy expenses (which include rent, real estate taxes, common area maintenance, utilities, telephone, property insurance, and repairs and maintenance), costs to ship product from the distribution center to our stores, and supplies expenses. We also incur costs for our distribution and corporate office operations. For our Elfa segment, these include sales and marketing expenses, product development costs, and all expenses related to operations at headquarters. Depreciation and amortization are excluded from both gross profit and selling, general and administrative expenses.

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

Pre-opening costs

        Non-capital expenditures associated with opening new stores and relocating stores, including rent, marketing expenses, travel and relocation costs, training costs, and certain corporate overhead costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Comparable store sales

        A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. Prior to fiscal 2015, the comparable store sales growth operating measure does not include net sales from services.

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

  •
  weather.

        Opening new stores is part of our growth strategy. As we continue to pursue our growth strategy, we anticipate that a portion of our net sales will come from stores not included in our comparable store sales calculation. Accordingly, comparable store sales is only one measure we use to assess the success of our growth strategy.

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

Results of Operations

        The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended April 1, 2017, February 27, 2016, February 28, 2015 and the five-weeks ended April 2, 2016 along with comparable unaudited data for the recast fiscal year ended April 2, 2016 and five-weeks ended April 4, 2015 expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information (categories that are only applicable to our TCS segment are noted with (*) and to our Elfa segment with (+)). For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended		Five Weeks Ended		Fiscal year ended
	April 1, 2017	April 2, 2016	April 2, 2016	April 4, 2015	February 27, 2016	February 28, 2015
		(unaudited)		(unaudited)
Net sales	$819,930	$797,087	$69,218	$66,761	$794,630	$781,866
Cost of sales (excluding depreciation and amortization)	343,860	332,594	29,023	27,507	331,079	323,800

Gross profit	476,070	464,493	40,195	39,254	463,551	458,066
Selling, general, and administrative expenses (excluding depreciation and amortization)	387,948	394,585	34,504	33,728	393,810	372,867
Stock-based compensation*	1,989	1,575	147	129	1,556	1,289
Pre-opening costs*	6,852	9,004	191	220	9,033	8,283
Depreciation and amortization	37,124	34,628	3,009	2,612	34,230	31,011
Other expenses	1,058	102	102	—	—	1,132
Loss (gain) on disposal of assets	57	62	—	—	61	(3,487)

Income from operations	41,042	24,537	2,242	2,565	24,861	46,971
Interest expense	16,687	16,772	1,550	1,587	16,810	17,105

Income before taxes	24,355	7,765	692	978	8,051	29,866
Provision for income taxes	9,402	2,907	338	340	2,909	7,193

Net income	$14,953	$4,858	$354	$638	$5,142	$22,673

	Fiscal year ended		Five Weeks Ended(3)		Fiscal year ended
	April 1, 2017	April 2, 2016	April 2, 2016	April 4, 2015	February 27, 2016	February 28, 2015
		(unaudited)		(unaudited)
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.9%	41.7%	41.9%	41.2%	41.7%	41.4%

Gross profit	58.1%	58.3%	58.1%	58.8%	58.3%	58.6%

Selling, general, and administrative expenses (excluding depreciation and amortization)	47.3%	49.5%	49.8%	50.5%	49.6%	47.7%
Stock-based compensation*	0.2%	0.2%	0.2%	0.2%	0.2%	0.2%
Pre-opening costs*	0.8%	1.1%	0.3%	0.3%	1.1%	1.1%
Depreciation and amortization	4.5%	4.3%	4.3%	3.9%	4.3%	4.0%
Other expenses	0.1%	0.0%	0.1%	0.0%	0.0%	0.1%
Loss (gain) on disposal of assets	0.0%	0.0%	0.0%	0.0%	0.0%	(0.4%)

Income from operations	5.0%	3.1%	3.2%	3.8%	3.1%	6.0%
Interest expense	2.0%	2.1%	2.2%	2.4%	2.1%	2.2%

Income before taxes	3.0%	1.0%	1.0%	1.5%	1.0%	3.8%
Provision for income taxes	1.1%	0.4%	0.5%	0.5%	0.4%	0.9%

Net income	1.8%	0.6%	0.5%	1.0%	0.6%	2.9%

Operating data:
Comparable store sales growth for the period(1)*	(2.4%)	(0.8%)			0.0%	(1.4%)
Number of stores open at end of period*	86	79			79	70
Non-GAAP measures(2):
Adjusted EBITDA(2)	$86,559	$68,362			$68,159	$88,230
Adjusted net income(2)	$14,953	$4,858			$5,142	$16,501
Adjusted net income per common share—diluted(2)	$0.31	$0.10			$0.11	$0.34

(1)
A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store's opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider sales from that store to be comparable store sales. Net sales from our website and call center are also included in calculations of comparable store sales. Prior to fiscal 2015, the comparable store sales growth operating measure does not include net sales from services.

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

(3)
We have not presented operating data or non-GAAP measures for the five week periods ended April 2, 2016 and April 4, 2015.

Year Ended April 1, 2017 compared to Year Ended April 2, 2016

Net sales

        The following table summarizes our net sales for each of the fiscal years ended April 1, 2017 and April 2, 2016:

	April 1, 2017	% total	April 2, 2016	% total
TCS net sales	$752,675	91.8%	$727,659	91.3%
Elfa third party net sales	67,255	8.2%	69,428	8.7%

Net sales	$819,930	100.0%	$797,087	100.0%

        Net sales in the fiscal year ended April 1, 2017 increased by $22,843, or 2.9%, compared to the fiscal year ended April 2, 2016. This increase is comprised of the following components:

Net sales
Net sales for the fiscal year ended April 2, 2016	$797,087
Incremental net sales increase (decrease) due to:
New stores	41,715
Comparable stores (including a $2,607, or 4.4%, decrease in online sales)	(17,234)
Elfa third party net sales (excluding impact of foreign currency translation)	(490)
Impact of foreign currency translation on Elfa third party net sales	(1,683)
Shipping and delivery	535

Net sales for the fiscal year ended April 1, 2017	$819,930

        In the fifty-two weeks ended April 1, 2017, seventeen new stores generated $41,715 of incremental net sales, ten of which were opened prior to April 2, 2016 and seven of which were opened in fiscal 2016. The increase in net sales generated by new stores was partially offset by a $17,234, or 2.4%, decrease in sales from comparable stores. Elfa third party net sales decreased $2,173 during fiscal 2016. After converting Elfa's third party net sales from Swedish krona to U.S. dollars using the prior year's conversion rate for fiscal 2016 and fiscal 2015, Elfa third party net sales decreased $490 primarily due to lower net sales in Russia.

Gross profit and gross margin

        Gross profit in the fiscal year ended April 1, 2017 increased by $11,577, or 2.5%, compared to the fiscal year ended April 2, 2016. The increase in gross profit was primarily the result of increased sales, partially offset by lower gross margins. The following table summarizes the gross margin for the fiscal year ended April 1, 2017 and the fiscal year ended April 2, 2016 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	April 1, 2017	April 2, 2016
TCS gross margin	57.1%	57.7%
Elfa gross margin	39.9%	38.7%
Total gross margin	58.1%	58.3%

        TCS gross margin decreased 60 basis points during fiscal 2016, primarily due to an increased mix of lower-margin product and service sales, combined with increased sales associated with promotional activities and partially offset by the impact of a stronger U.S. dollar. Elfa segment gross margin increased 120 basis points, primarily due to improved production efficiencies. On a consolidated basis, gross margin declined 20 basis points, as the improvement in Elfa gross margin was more than offset by the decline in TCS gross margin, due to a larger percentage of consolidated net sales coming from the TCS segment.

Selling, general and administrative expenses

        Selling, general and administrative expenses in the fiscal year ended April 1, 2017 decreased by $6,637, or 1.7%, compared to the fiscal year ended April 2, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 220 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the fiscal year ended April 1, 2017 and the fiscal year ended April 2, 2016:

	April 1, 2017 % of net sales	April 2, 2016 % of net sales
TCS selling, general and administrative	43.1%	44.9%
Elfa selling, general and administrative	4.2%	4.6%

Total selling, general and administrative	47.3%	49.5%

        TCS selling, general and administrative expenses decreased by 180 basis points as a percentage of consolidated net sales. The decrease was primarily a result of the Company's SG&A savings program which contributed to decreased spending, including on 401(k) costs, store payroll, and certain major initiatives. Additionally, we experienced lower healthcare costs during fiscal 2016. Also, the impact of amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016 contributed to the decrease of selling, general and administrative expenses due to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, of $3,910, or 50 basis points. The positive impact of these items was partially offset by deleveraging of occupancy costs associated with negative comparable store sales growth. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales primarily due to a positive impact from foreign currency exchange rates and a smaller percentage of consolidated net sales coming from the Elfa segment.

Pre-opening costs

        Pre-opening costs decreased by $2,152, or 23.9% in the fiscal year ended April 1, 2017 to $6,852, as compared to $9,004 in the fiscal year ended April 2, 2016. The decrease was the result of opening seven new stores in fiscal 2016, as compared to opening of nine new stores and relocating one store in fiscal 2015.

Depreciation and amortization

        Depreciation and amortization increased by $2,496, or 7.2%, in the fiscal year ended April 1, 2017 to $37,124, as compared to $34,628 in the fiscal year ended April 2, 2016. The increase in depreciation and amortization is primarily related to an increase in the number of stores.

Other expenses

        In the fiscal year ended April 1, 2017, we recorded $1,058 of other expenses, which were primarily related to management transition costs.

Taxes

        The provision for income taxes in the fiscal year ended April 1, 2017 was $9,402 as compared to $2,907 in the fiscal year ended April 2, 2016. The effective tax rate for the year ended April 1, 2017 was 38.6%, as compared to 37.4% in the year ended April 2, 2016. The increase in the effective tax rate is primarily due to changes in the mix of domestic and foreign earnings, combined with the expensing of certain deferred tax assets due to the expiration of certain stock based compensation awards.

Five-week audited transition period ended April 2, 2016 compared to five-week unaudited period ended April 4, 2015

        Net sales in the five-week transition period ended April 2, 2016 increased by $2,457, or 3.7%, compared to the five-week period ended April 4, 2015. The increase was primarily due to incremental sales from ten new stores, partially offset by a decrease in Elfa third-party sales and a decrease in shipping and delivery sales due to the introduction of free shipping on orders over $75 in April 2015. Gross profit increased by $941, or 2.4%, compared to the prior year comparable period, primarily due to the increase in net sales and partially offset by a 70 basis points decline in gross margin. The decline in gross margin is primarily due to a shift in timing of Our Annual elfa® Sale extension, which resulted in decreased sales of elfa® product in the five-weeks ended April 2,2016 as compared to the prior year comparable period. Selling, general and administrative expenses increased by $776, or 2.3%, compared to the prior year comparable period, primarily due to the increase in sales. As a percent of net sales, selling, general and administrative expenses declined 70 basis points, primarily due to improved leverage on store payroll during the month. Basic and diluted earnings per share remained consistent at $0.01 in the five-week transition period ended April 2, 2016 as compared to the five-week period ended April 4, 2015.

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

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2015 increased by $20,943, or 5.6%, compared to fiscal 2014. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 190 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2015 and fiscal 2014:

	Fiscal 2015% of net sales	Fiscal 2014% of net sales
TCS selling, general and administrative	44.9%	42.7%
Elfa selling, general and administrative	4.7%	5.0%

Total selling, general and administrative	49.6%	47.7%

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

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on or about December 24th and runs into February. Over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2016, 2015, and 2014.

Liquidity and Capital Resources

        We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the "Revolving Credit Facility" as further discussed under "Revolving Credit Facility" below), and the SEK 140.0 million (approximately $15,669 as of April 1, 2017) 2014 Elfa revolving credit facility (the "2014 Elfa Revolving Credit Facility" as further discussed under "Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities" below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months.

        At April 1, 2017, we had $10,736 of cash and $73,189 of additional availability under the Revolving Credit Facility and approximately $15,669 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $4,143 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

        A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended			Five Weeks Ended
	April 1, 2017	February 27, 2016	February 28, 2015	April 2, 2016
Net cash provided by (used in) operating activities	$44,639	$42,307	$64,625	$(9,540)
Net cash used in investing activities	(28,508)	(45,750)	(43,944)	(2,434)
Net cash (used in) provided by financing activities	(13,981)	(7,516)	(12,527)	6,942
Effect of exchange rate changes on cash	(223)	(426)	(1,206)	232

Net increase (decrease) in cash	$1,927	$(11,385)	$6,948	$(4,800)

Net cash provided by operating activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

        Net cash provided by operating activities was $44,639 for the fiscal year ended April 1, 2017, as non-cash items (primarily depreciation and amortization as well as stock-based compensation charges) of $40,966 were combined with $14,953 of net income and partially offset by an increase in working capital of $11,280. The increase in working capital during fiscal 2016 was primarily due to an increase in inventory and accounts receivable, partially offset by increases in accounts payable and accrued liabilities and income taxes payable. The increase in inventory, as well as the increase in accounts payable and accrued liabilities, is primarily due to a change in promotional campaign cadency, combined with an increase in the number of stores. The increase in accounts receivable is primarily related to an increase in trade receivables for business sales, as well as a shift in timing of receipt of rebate and landlord receivables during the fiscal year. The increase in income taxes payable was primarily related to a shift in the timing of tax payments during the fiscal year.

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

        Net cash used in operating activities was $9,540 for the five-weeks ended April 2, 2016, as an increase in working capital of $14,073 was partially offset by non-cash items (primarily depreciation and amortization as well as stock-based compensation charges) of $4,179, combined with $354 of net income. The increase in working capital during the five weeks ended April 2, 2016 was primarily due to a decrease in accounts payable and accrued liabilities, which was primarily related to delivery of customer orders related to the end of Our Annual elfa® Sale in fiscal 2015, interest payments on long-term debt, and a shift in timing of other payments during the five weeks ended April 2, 2016.

Net cash used in investing activities

        Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution center.

        Our total capital expenditures for the fiscal year ended April 1, 2017 were $28,515 with new store openings and existing store remodels accounting for $16,001. The remaining capital expenditures of $12,514 were primarily for investments in information systems and distribution center equipment, as well as Elfa manufacturing facility enhancements.

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

        Our total capital expenditures for the five-weeks ended April 2, 2016 were $2,435 with new store openings and existing store remodels accounting for $790. The remaining capital expenditures of $1,645 were primarily for investments in information systems and Elfa manufacturing facility enhancements, as well as distribution center equipment.

Net cash used in financing activities

        Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, the Elfa Senior Secured Credit Facilities, and the 2014 Elfa Senior Secured Credit Facilities.

        Net cash used in financing activities was $13,981 for the fiscal year ended April 1, 2017, which was mainly attributable to payments of $5,496 primarily on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2014 Elfa Senior Secured Term Loan Facility. In addition, the Company made net payments of $5,000 on the Revolving Credit Facility during fiscal 2016, and made net payments of $3,485 on the 2014 Elfa Revolving Credit Facility.

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

        Net cash used in financing activities was $6,942 for the five-weeks ended April 2, 2016, which was mainly attributable to borrowings of $5,000 on the Revolving Credit Facility and net borrowings of $2,886 on the 2014 Elfa Revolving Credit Facility. The Company also made payments of $944 primarily on indebtedness outstanding under the Senior Secured Term Loan Facility during the period.

        As of April 1, 2017, we had a total of $73,189 of unused borrowing availability under the Revolving Credit Facility, and $3,590 in letters of credit issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of April 1, 2017.

        As of April 1, 2017, Elfa had a total of $15,669 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and no borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Senior Secured Term Loan Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the "Senior Secured Term Loan Facility"). Under the Senior Secured Term Loan Facility, we had $316,760 in outstanding borrowings as of April 1, 2017 and the interest rate on such borrowings is LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance due on April 6, 2019.

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of April 1, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the "Revolving Credit Facility"). The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% and the maturity date is the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.'s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

        The Revolving Credit Facility provides that proceeds are to be used for working capital and other general corporate purposes, and allows for swing line advances of up to $15,000 and the issuance of letters of credit of up to $40,000.

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 1, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

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

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $6,715 as of April 1, 2017) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $15,669 as of April 1, 2017) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $336 as of April 1, 2017) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

        The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of April 1, 2017, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Inventories

        Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Income taxes

        We account for income taxes utilizing FASB ASC 740, Income Taxes ("ASC 740"). ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available (e.g., three-year cumulative financial income).

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

Stock-based compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. For time-based awards, compensation expense is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. For performance-based awards, compensation expense is estimated based on achievement of the performance condition and is recognized using the accelerated attribution method over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

Stock Options

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

Restricted Stock Awards

        The fair value of each restricted stock award is determined based on the closing price of the Company's common stock as reported on The New York Stock Exchange on the grant date.

Intangibles and long-lived assets

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test goodwill for recoverability. We have identified two reporting units and we have selected the first day of the fourth fiscal quarter to perform our annual goodwill impairment testing.

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

Contractual obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of April 1, 2017, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$320,118	$4,966	$315,152	$—	$—
Revolving loans	—	—	—	—	—
Capital lease obligations	901	379	522	—	—
Other long-term obligations	119	100	19	—	—
Unrecorded contractual obligations
Estimated interest(1)	30,091	15,443	14,648	—	—
Operating leases(2)	558,324	81,680	147,652	111,876	217,116
Letters of credit	4,143	4,143	—	—	—
Purchase obligations(3)	33,600	27,812	5,579	209	—

Total(4)	$947,296	$134,523	$483,572	$112,085	$217,116

(1)
For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of April 1, 2017, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

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

(4)
The table above excludes deferred lease incentives and defined benefit pension plan obligations which were included in "Deferred rent and other long-term liabilities" in the consolidated balance sheet as of April 1, 2017. Deferred lease incentives were excluded from the table above as such amounts do not represent known contractual obligations for future cash payments. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

        We are subject to foreign currency risk in connection with the operations of our Swedish subsidiary, Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at average rates of exchange for the year. The functional currency of Elfa is the Swedish krona. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2016, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.4 million.

        We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency hedge instruments to mitigate this risk. For the year ended April 1, 2017 and the year ended April 2, 2016, we used forward currency hedge instruments for 78% and 50% of inventory purchases in Swedish krona at an average SEK rate of 8.6 and 8.3 each year, respectively. Currently, we have hedged 80% of our planned inventory purchases for fiscal 2017 at an average rate of 9.0.

Interest rate risk

        We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At April 1, 2017, borrowings subject to interest rate risk were $320.1 million, we had $73.2 million of additional availability under the Revolving Credit Facility and approximately $15.7 million of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility during fiscal 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Container Store Group, Inc.

        We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of April 1, 2017 and February 27, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year ended April 1, 2017, each of the years in the two-year period ended February 27, 2016, and the related consolidated statements of operations, comprehensive income and cash flows for the five week transition period ended April 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Container Store Group, Inc. at April 1, 2017 and February 27, 2016, and the consolidated results of its operations and its cash flows for the year ended April 1, 2017, each of the years in the two-year period ended February 27, 2016, and the five week transition period ended April 2, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst and Young LLP
Dallas, Texas
June 1, 2017

The Container Store Group, Inc.

Consolidated balance sheets

(In thousands)	April 1, 2017	February 27, 2016
Assets
Current assets:
Cash	$10,736	$13,609
Accounts receivable, net	27,476	28,843
Inventory	103,120	86,435
Prepaid expenses	10,550	8,692
Income taxes receivable	16	157
Other current assets	10,787	8,695

Total current assets	162,685	146,431
Noncurrent assets:
Property and equipment, net	165,498	176,117
Goodwill	202,815	202,815
Trade names	226,685	228,368
Deferred financing costs, net	320	419
Noncurrent deferred tax assets, net	2,139	2,090
Other assets	1,692	1,879

Total noncurrent assets	599,149	611,688

Total assets	$761,834	$758,119

(In thousands, except share and per share amounts)	April 1, 2017	February 27, 2016
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$44,762	$40,274
Accrued liabilities	60,107	69,635
Revolving lines of credit	—	721
Current portion of long-term debt	5,445	5,373
Income taxes payable	2,738	—

Total current liabilities	113,052	116,003
Noncurrent liabilities:
Long-term debt	312,026	316,135
Noncurrent deferred tax liabilities, net	80,679	80,720
Deferred rent and other long-term liabilities	34,287	38,193

Total noncurrent liabilities	426,992	435,048

Total liabilities	540,044	551,051
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,045,114 shares issued at April 1, 2017, 47,986,975 shares issued at February 27, 2016	480	480
Additional paid-in capital	859,102	856,879
Accumulated other comprehensive loss	(22,643)	(19,835)
Retained deficit	(615,149)	(630,456)

Total shareholders' equity	221,790	207,068

Total liabilities and shareholders' equity	$761,834	$758,119

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
(In thousands, except share and per share amounts)	April 1, 2017	February 27, 2016	February 28, 2015
Net sales	$819,930	$794,630	$781,866	$69,218
Cost of sales (excluding depreciation and amortization)	343,860	331,079	323,800	29,023

Gross profit	476,070	463,551	458,066	40,195
Selling, general, and administrative expenses (excluding depreciation and amortization)	387,948	393,810	372,867	34,504
Stock-based compensation	1,989	1,556	1,289	147
Pre-opening costs	6,852	9,033	8,283	191
Depreciation and amortization	37,124	34,230	31,011	3,009
Other expenses	1,058	—	1,132	102
Loss (gain) on disposal of assets	57	61	(3,487)	—

Income from operations	41,042	24,861	46,971	2,242
Interest expense	16,687	16,810	17,105	1,550

Income before taxes	24,355	8,051	29,866	692
Provision for income taxes	9,402	2,909	7,193	338

Net income	$14,953	$5,142	$22,673	$354
Net income per common share—basic and diluted	$0.31	$0.11	$0.47	$0.01
Weighted-average common shares—basic	47,996,746	47,985,717	47,971,243	47,986,975
Weighted-average common shares—diluted	48,016,010	47,985,717	48,520,865	47,986,975

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal year ended
				Five Weeks Ended April 2, 2016
(In thousands)	April 1, 2017	February 27, 2016	February 28, 2015
Net income	$14,953	$5,142	$22,673	$354
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(85), $606, $(604) and $7	(138)	853	(935)	12
Pension liability adjustment, net of tax provision (benefit) of $142, $39, $(4) and $0	(386)	175	(14)	(66)
Foreign currency translation adjustment	(6,283)	(2,521)	(19,076)	4,053

Comprehensive income	$8,146	$3,649	$2,648	$4,353

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders' equity

		Common stock			Accumulated other comprehensive income (loss)
				Additional paid-in capital		Retained deficit	Total shareholders' equity
(In thousands, except share amounts)	Par value	Shares	Amount
Balance at March 1, 2014	$0.01	47,941,180	$479	$853,295	$1,683	$(658,271)	$197,186
Net income		—	—	—	—	22,673	22,673
Stock-based compensation		—	—	1,289	—	—	1,289
Excess tax provision from stock-based compensation		—	—	(4)	—	—	(4)
Stock option exercises		42,480	1	742	—	—	743
Foreign currency translation adjustment		—	—	—	(19,076)	—	(19,076)
Unrealized loss on financial instruments, net of $604 tax benefit		—	—	—	(935)	—	(935)
Pension liability adjustment, net of $4 tax benefit		—	—	—	(14)	—	(14)

Balance at February 28, 2015		47,983,660	480	855,322	(18,342)	(635,598)	201,862
Net income		—	—	—	—	5,142	5,142
Stock-based compensation		—	—	1,556	—	—	1,556
Excess tax provision from stock-based compensation		—	—	(58)	—	—	(58)
Stock option exercises		3,315	—	59	—	—	59
Foreign currency translation adjustment		—	—	—	(2,521)	—	(2,521)
Unrealized gain on financial instruments, net of $606 tax provision		—	—	—	853	—	853
Pension liability adjustment, net of $39 tax provision		—	—	—	175	—	175

Balance at February 27, 2016		47,986,975	480	856,879	(19,835)	(630,456)	207,068
Net income		—	—	—	—	354	354
Stock-based compensation		—	—	147	—	—	147
Foreign currency translation adjustment		—	—	—	4,053	—	4,053
Unrealized gain on financial instruments, net of $7 tax provision		—	—	—	12	—	12
Pension liability adjustment, net of $0 tax provision		—	—	—	(66)	—	(66)

Balance at April 2, 2016		47,986,975	480	857,026	(15,836)	(630,102)	211,568
Net income		—	—	—	—	14,953	14,953
Stock-based compensation		—	—	1,989	—	—	1,989
Vesting of restricted stock awards		31,216	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(39)	—	—	(39)
Common stock granted to non-employees		26,923	—	135	—	—	135
Excess tax provision from stock-based compensation		—	—	(9)	—	—	(9)
Foreign currency translation adjustment		—	—	—	(6,283)	—	(6,283)
Unrealized loss on financial instruments, net of $85 tax benefit		—	—	—	(138)	—	(138)
Pension liability adjustment, net of $142 tax provision		—	—	—	(386)	—	(386)

Balance at April 1, 2017	$0.01	48,045,114	$480	$859,102	$(22,643)	$(615,149)	$221,790

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
(In thousands)	April 1, 2017	February 27, 2016	February 28, 2015
Operating activities
Net income	$14,953	$5,142	$22,673	$354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,124	34,230	31,011	3,009
Stock-based compensation	1,989	1,556	1,289	147
Loss (gain) on disposal of assets	57	61	(3,487)	—
Deferred tax expense	(96)	859	1,423	818
Noncash interest	1,921	1,940	1,956	160
Other	(29)	401	(500)	45
Changes in operating assets and liabilities:
Accounts receivable	(5,861)	(5,338)	4,137	6,958
Inventory	(19,598)	(1,929)	(2,668)	1,516
Prepaid expenses and other assets	4,028	487	4,705	(7,371)
Accounts payable and accrued liabilities	10,965	5,840	5,562	(14,258)
Income taxes	3,527	(1,330)	(2,582)	(719)
Other noncurrent liabilities	(4,341)	388	1,106	(199)

Net cash provided by (used in) operating activities	44,639	42,307	64,625	(9,540)
Investing activities
Additions to property and equipment	(28,515)	(46,431)	(48,740)	(2,435)
Proceeds from investment grant	—	479	—	—
Proceeds from sale of subsidiary, net	—	—	3,846	—
Proceeds from sale of property and equipment	7	202	950	1

Net cash used in investing activities	(28,508)	(45,750)	(43,944)	(2,434)
Financing activities
Borrowings on revolving lines of credit	42,731	55,872	74,411	4,958
Payments on revolving lines of credit	(46,216)	(57,935)	(85,474)	(2,072)
Borrowings on long-term debt	30,000	33,000	34,389	5,000
Payments on long-term debt and capital leases	(40,496)	(38,246)	(36,591)	(944)
Payment of debt issuance costs	—	(266)	—	—
Proceeds from the exercise of stock options	—	59	738	—

Net cash (used in) provided by financing activities	(13,981)	(7,516)	(12,527)	6,942
Effect of exchange rate changes on cash	(223)	(426)	(1,206)	232

Net increase (decrease) in cash	1,927	(11,385)	6,948	(4,800)
Cash at beginning of fiscal year	8,809	24,994	18,046	13,609

Cash at end of fiscal year	$10,736	$13,609	$24,994	$8,809
Supplemental information:
Cash paid during the year for:
Interest	$14,656	$14,850	$15,255	$3,552
Taxes	$7,651	$891	$7,192	$236
Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$138	$1,386	$4,918	$1,114
Capital lease obligation incurred	$691	$541	$513	$60

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

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

        The Container Store, Inc. consists of our retail stores, website and call center, as well as our installation and organizational services business. As of April 1, 2017, The Container Store, Inc. operated 86 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), designs and manufactures component-based shelving and drawer systems that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

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

Fiscal year

        The Company follows a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week "months" and one five-week "month", and its fiscal year ends on the Saturday closest to March 31st. Elfa's fiscal year ends on the last day of the calendar month of March. Prior to fiscal year 2016, the Company's fiscal year ended on the Saturday closest to February 28th.

        All references herein to "fiscal 2016" represent the results of the 52-week fiscal year ended April 1, 2017, and references to "fiscal 2015" represent the results of the 52-week fiscal year ended February 27, 2016. In addition, all references herein to "fiscal 2014" represent the 52-week fiscal year ended February 28, 2015.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

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

Gift cards and merchandise credits

        Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2016) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $1,072, $948, $978, and $73 of gift card breakage in fiscal years 2016, 2015, 2014, and the five weeks ended April 2, 2016, respectively.

Cost of sales

        Cost of sales related to retail operations includes the purchase cost of inventory sold (net of vendor rebates), in-bound freight, as well as inventory loss reserves. Costs incurred to ship or deliver merchandise to customers, as well as direct installation and organization services costs, are also

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

included in cost of sales. Cost of sales from manufacturing operations includes costs associated with production, including materials, wages, other variable production costs, and other applicable manufacturing overhead.

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

        Catalog and direct mailings costs capitalized at April 1, 2017 and February 27, 2016, amounted to $605 and $938 respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2016, 2015, 2014, and the five-weeks ended April 2, 2016 was $31,525, $32,343, $35,388, and $2,164, respectively.

Pre-opening costs

        Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Income taxes

        We account for income taxes utilizing Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of April 1, 2017 and February 27, 2016. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

Stock-based compensation

        The Company accounts for stock-based compensation in accordance ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. For time-based awards, compensation expense is recognized on a straight line basis, net of forfeitures, over the requisite service period for awards that actually vest. For performance-based awards, compensation expense is estimated based on achievement of the performance condition and is recognized using the accelerated attribution method over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

Stock Options

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

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

Restricted Stock Awards

        The fair value of each restricted stock award is determined based on the closing price of the Company's common stock as reported on The New York Stock Exchange on the grant date.

Accounts receivable

        Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.'s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.'s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $305 and $128 at April 1, 2017 and February 27, 2016, respectively.

Inventories

        Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

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

        Costs of developing or obtaining software for internal use or developing the Company's website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects are capitalized. For the fiscal years ended April 1, 2017, February 27, 2016, and February 28, 2015, the Company capitalized $4,392, $3,272, and $5,017, respectively, and amortized $3,498, $3,258, and $2,992, respectively, of costs in connection with the development of internally used software. For the five-week period ended April 2, 2016, the Company capitalized $299 and amortized $296 of costs in connection with the development of internally used software.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

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

Self-insured liabilities

        We are primarily self-insured for workers' compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers' compensation liability and general liability claims reserves based on an analysis of historical claims data. Self-insurance reserves for employee health benefits, workers' compensation and general liability claims are recorded in the accrued liabilities line item of

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

the consolidated balance sheet and were $3,016 and $3,471 as of April 1, 2017 and February 27, 2016, respectively.

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test goodwill for recoverability. We have identified two reporting units and we have selected the first day of the fourth fiscal quarter to perform our annual goodwill impairment testing.

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

Trade names

        We annually evaluate whether the trade names continue to have an indefinite life. Trade names are reviewed for impairment annually on the first day of the fourth fiscal quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

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

        The functional currency for the Company's wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2016, the rate of exchange from U.S. dollar to Swedish krona increased from 8.6 to 8.9. The carrying amount of assets related to Elfa and subject to currency fluctuation was $108,707 and $109,548 as of April 1, 2017 and February 27, 2016, respectively. Foreign currency realized gains of $342, realized losses of $241, realized gains of $171, and realized gains of $60 are included in selling, general, and administrative expenses in the consolidated statements of operations in fiscal 2016, fiscal 2015, fiscal 2014, and the five-weeks ended April 2, 2016, respectively.

Recent accounting pronouncements

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company's total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company currently intends to adopt this standard in the first quarter of fiscal 2018. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption, but the Company has not yet selected a transition method. The Company has identified certain impacts to our accounting for gift cards given away for promotional or marketing purposes. Under current GAAP, the value of promotional gift cards are recorded as selling, general, and administrative expense. The new standard requires these types of gift cards to be accounted for as a reduction of revenue (i.e. a discount). The Company does not expect the adoption of ASU 2014-09 to have a material impact on the financial statements.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments, including income tax consequences, forfeitures, and classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements and currently intends to adopt this standard in the first quarter of fiscal 2017.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. This is a change from current GAAP, which requires entities to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciated, amortized, impaired). The income tax effects of intercompany sales and transfers of inventory will continue to be deferred until the inventory is sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years,

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

        In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under ASC Topic 350. Under the new guidance, an entity should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. If the a reporting unit's carrying amount exceeds its fair value, an entity should recognize an impairment charge based on that difference, limited to the total amount of goodwill allocated to that reporting unit. This ASU will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its financial statements.

        In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. This ASU will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

        In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for and adopted by the Company in the first quarter of fiscal 2016 on a prospective basis. The adoption of this standard did not result in a material impact to the Company's financial statements.

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), which is intended to eliminate the diversity in practice surrounding how investments measured at net asset value ("NAV") with redemption dates in the future are categorized in the fair value hierarchy. Under the new guidance, investments measured at fair value using the NAV per share practical expedient should no longer be categorized in the fair value hierarchy. ASU 2015-07 was effective for and adopted by the

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

1. Nature of business and summary of significant accounting policies (Continued)

Company in the first quarter of fiscal 2016 on a retrospective basis. As a result, the nonqualified retirement plan, which is measured at NAV per share using the practical expedient, is no longer categorized in the fair value hierarchy.

        In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350 - 40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for and adopted by the Company in the first quarter of fiscal 2016 on a prospective basis. The adoption of this standard did not result in a material impact to the Company's financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The update requires retrospective application and represents a change in accounting principle. In addition, in August 2015, ASU 2015-15, Interest—Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU 2015-03 and ASU 2015-15 were effective for and adopted by the Company in the first quarter of fiscal 2016 on a retrospective basis. The impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements included a reclassification of net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a reduction of long-term debt, net of deferred financing costs, while net deferred financing costs related to our Revolving Credit Facility remain an asset in the deferred financing costs line item. The Company had $3,667 and $5,649 of net deferred financing costs as of April 1, 2017 and February 27, 2016, respectively, related to our Senior Secured Term Loan Facility.

2. Goodwill and trade names

        During the quarter ended October 1, 2016, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of fiscal December (which is also the last day of the third fiscal quarter) to the first day of the fourth fiscal quarter. This voluntary change is preferable under the circumstances as it provides the Company with sufficient time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

2. Goodwill and trade names (Continued)

year-end reporting and results in better alignment with the Company's annual planning and forecasting process. In connection with the change in the date of the annual goodwill and indefinite-lived intangible impairment tests, the Company performed goodwill and indefinite-lived intangible impairment tests as of the last day of the 2016 fiscal third quarter and as of the first day of the 2016 fiscal fourth quarter, and no impairment was identified on either date. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of the first day of the fiscal fourth quarter for periods prior to fiscal 2016 without the use of hindsight. As such, the Company will prospectively apply the change in the annual goodwill and indefinite-lived intangible assets impairment assessment as of the first day of the fourth fiscal quarter of 2016.

        The estimated goodwill and trade name fair values are computed using estimates as of the measurement date, which is defined as the first day of the fiscal fourth quarter. The Company makes estimates and assumptions about sales, gross margins, profit margins, and discount rates based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

        The Company recorded no impairments during fiscal 2016, fiscal 2015, and fiscal 2014 as a result of the goodwill and trade names impairment tests performed.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

2. Goodwill and trade names (Continued)

        The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2016, the five weeks ended April 2, 2016, and fiscal 2015:

	Goodwill	Trade names
Balance at February 28, 2015
Gross balance	410,467	260,967
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$229,433
Foreign currency translation adjustments	—	(1,065)
Balance at February 27, 2016
Gross balance	410,467	259,902
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$228,368
Foreign currency translation adjustments	—	2,423
Balance at April 2, 2016
Gross balance	410,467	262,325
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$230,791
Foreign currency translation adjustments	—	(4,106)
Balance at April 1, 2017
Gross balance	410,467	258,219
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$226,685

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

3. Detail of certain balance sheet accounts

	April 1, 2017	February 27, 2016
Accounts receivable, net:
Trade receivables, net	$15,873	$14,748
Credit card receivables	6,531	10,630
Tenant allowances	2,353	1,721
Other receivables	2,719	1,744

	$27,476	$28,843

Inventory:
Finished goods	$98,438	$81,496
Raw materials	4,183	3,363
Work in progress	499	1,576

	$103,120	$86,435

Property and equipment, net:
Land and buildings	$20,758	$20,699
Furniture and fixtures	68,837	63,375
Machinery and equipment	83,523	73,218
Computer software and equipment	81,380	72,619
Leasehold improvements	152,630	147,347
Construction in progress	13,188	19,377
Leased vehicles and other	917	776

	421,233	397,411
Less accumulated depreciation and amortization	(255,735)	(221,294)

	$165,498	$176,117

Accrued Liabilities:
Accrued payroll, benefits and bonuses	$20,897	$22,483
Unearned revenue	7,708	16,034
Accrued transaction and property tax	11,086	9,655
Gift cards and store credits outstanding	9,229	8,564
Accrued lease liabilities	4,767	4,384
Accrued interest	143	2,270
Other accrued liabilities	6,277	6,245

	$60,107	$69,635

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

4. Long-term debt and revolving lines of credit

        Long-term debt and revolving lines of credit consist of the following:

	April 1, 2017	February 27, 2016
Senior secured term loan facility	$316,760	$321,288
2014 Elfa term loan facility	3,358	4,900
2014 Elfa revolving credit facility	—	721
Obligations under capital leases	901	745
Other loans	119	224
Revolving credit facility	—	—

Total debt	321,138	327,878
Less current portion	(5,445)	(6,094)
Less deferred financing costs(1)	(3,667)	(5,649)

Total long-term debt	$312,026	$316,135

(1)
Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

        Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to April 1, 2017, are as follows:

Within 1 year	$5,445
2 years	4,365
3 years	311,328
4 years	—
5 years	—
Thereafter	—

$321,138

Senior Secured Term Loan Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the "Senior Secured Term Loan Facility"). Under the Senior Secured Term Loan Facility, we had $316,760 in outstanding borrowings as of April 1, 2017 and the interest rate on such borrowings is LIBOR + 3.25%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance due on April 6, 2019.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

4. Long-term debt and revolving lines of credit (Continued)

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. Under the Senior Secured Term Loan Facility, the Company is required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance of $310,420 due on April 6, 2019.

        The Senior Secured Term Loan Facility includes restrictions on the ability of the Company's subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $209,290 as of April 1, 2017. As of April 1, 2017, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the "Revolving Credit Facility"). The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% and the maturity date is the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.'s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

        The Revolving Credit Facility provides that proceeds are to be used for working capital and other general corporate purposes, and allows for swing line advances of up to $15,000 and the issuance of letters of credit of up to $40,000.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

4. Long-term debt and revolving lines of credit (Continued)

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 1, 2017, we were in compliance with all Revolving Credit Facility covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

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

        There was $73,189 available under the Revolving Credit Facility as of April 1, 2017, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended April 1, 2017, were $33,590.

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

otherwise stated)

April 1, 2017

4. Long-term debt and revolving lines of credit (Continued)

Secured Credit Facilities were secured by first priority security interests in substantially all of Elfa's assets. The Elfa Term Loan Facility and the Elfa Revolving Credit Facility matured on August 30, 2014 and were replaced with the 2014 Elfa Senior Secured Credit Facilities as discussed below.

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $6,715 as of April 1, 2017) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $15,669 as of April 1, 2017) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $336 as of April 1, 2017) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity. As of April 1, 2017, the Company had $15,669 of additional availability under the 2014 Elfa Revolving Credit Facility.

        Under the 2014 Elfa Senior Secured Credit Facilities, Elfa's ability to pay dividends to its parent entity, The Container Store, Inc., is based on its future net income and on historical intercompany practices as between Elfa and The Container Store, Inc. The 2014 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of April 1, 2017, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Deferred financing costs

        The Company capitalizes certain costs associated with issuance of various debt instruments. In the first quarter of fiscal 2016, the Company adopted ASU 2015-03 and ASU 2015-15 on a retrospective

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

4. Long-term debt and revolving lines of credit (Continued)

basis. As a result, the Company reclassified net deferred financing costs related to our Senior Secured Term Loan Facility to be presented in the balance sheet as a reduction of long-term debt, net of deferred financing costs, while net deferred financing costs related to our Revolving Credit Facility remain an asset in the deferred financing costs line item.

        These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. Amortization expense of deferred financing costs was $1,921, $1,940, $1,956, and $160 in fiscal 2016, fiscal 2015, fiscal 2014, and the five weeks ended April 2, 2016, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured Term Loan Facility	Revolving Credit Facility	Total
Within 1 year	$1,833	$92	$1,925
2 years	1,834	92	1,926
3 years	—	92	92
4 years	—	44	44
5 years	—	—	—
Thereafter	—	—	—

	$3,667	$320	$3,987

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

5. Income taxes

        Components of the provision for income taxes are as follows:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	April 1, 2017	February 27, 2016	February 28, 2015
Income before income taxes:
U.S.	$19,307	$4,830	$20,597	$1,059
Foreign	5,048	3,221	9,269	(367)

	$24,355	$8,051	$29,866	$692

Current
Federal	$6,039	$(385)	$3,438	$235
State	1,374	585	1,483	63
Foreign	2,085	1,850	849	(778)

Total current provision	9,498	2,050	5,770	(480)
Deferred
Federal	553	1,881	1,263	122
State	22	57	646	(46)
Foreign	(671)	(1,079)	(486)	742

Total deferred provision (benefit)	(96)	859	1,423	818
Total provision for income taxes	$9,402	$2,909	$7,193	$338

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

5. Income taxes (Continued)

        The differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	April 1, 2017	February 27, 2016	February 28, 2015
Provision computed at federal statutory rate	$8,525	$2,818	$10,453	$242
Permanent differences	536	192	163	10
Change in valuation allowance	178	248	(815)	37
State income taxes, net of federal benefit	855	402	1,296	11
Effect of foreign income taxes	(619)	(384)	(1,131)	53
Prior period error	—	—	(1,839)	—
Non-taxable gain on sale of Norwegian subsidiary	—	—	(690)	—
Economic zone credits	—	(292)	(255)	—
Other, net	(73)	(75)	11	(15)

	$9,402	$2,909	$7,193	$338

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of April 1, 2017 and February 27, 2016, are as follows:

	April 1, 2017	February 27, 2016
Deferred tax assets:
Inventory	$1,763	$1,745
Loss and credit carryforwards	3,445	4,334
Stock compensation	7,220	6,878
Accrued liabilities	4,439	5,363
Capital assets	352	126

	17,219	18,446
Valuation allowance	(2,015)	(1,880)

Total deferred tax assets	15,204	16,566
Deferred tax liabilities:
Intangibles	(82,775)	(83,200)
Capital assets	(7,412)	(8,046)
Other	(3,557)	(3,950)

Total deferred tax liabilities	(93,744)	(95,196)
Net deferred tax liabilities	$(78,540)	$(78,630)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

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

        Prior to the fourth quarter of 2016, the Company maintained a valuation allowance against French deferred tax assets. During fiscal 2016, significant positive evidence provided assurance that the French deferred tax assets will more-likely-than-not be realized. Accordingly, in the fourth quarter of fiscal 2016, the Company released all valuation allowances it had previously maintained against French deferred tax assets. The release resulted in a $100 benefit to the Company's provision for income taxes.

        Foreign and domestic tax credits, net of valuation allowances, totaled approximately $1,490 at April 1, 2017 and approximately $1,661 at February 27, 2016. The various credits available at April 1, 2017 expire in the 2026 tax year.

        The Company had deferred tax assets for foreign and state net operating loss carryovers of $1,955 at April 1, 2017, and approximately $1,888 at February 27, 2016. Valuation allowances of $1,753 and $1,687 were recorded against the net operating loss deferred tax assets at April 1, 2017 and February 27, 2016, respectively.

        The Company is subject to U.S. federal income tax examinations for the year ended March 1, 2014 and forward. The Company is currently under an Internal Revenue Service audit for the tax year ended March 1, 2014.

        The Company accounts for the repatriation of foreign earnings in accordance with ASC 740-30. As such, the Company is partially reinvested based on the guidance provided in ASC 740-30. Undistributed earnings of approximately $33,237 at April 1, 2017 and approximately $33,149 at February 27, 2016, which represents all of the Company's undistributed earnings, have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of those earnings. The increase in undistributed earnings from fiscal 2015 to fiscal 2016 was primarily related to the translation of foreign earnings from Swedish krona to U.S. dollar. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

        The Company does not have any uncertain tax positions, according to ASC 740-10, as of April 1, 2017 and February 27, 2016.

6. Employee benefit plans

401(k) Plan

        All domestic employees of the Company who complete 11 months of service are eligible to participate in the Company's 401(k) Plan. Participants may contribute up to 80% of annual

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

6. Employee benefit plans (Continued)

compensation, limited to eighteen thousand annually (twenty-four thousand for participants aged 50 years and over) as of January 1, 2016. During fiscal 2015 and fiscal 2014, the Company matched 100% of employee contributions up to 4% of compensation. Effective April 15, 2016, the Company temporarily ceased 401(k) matching contributions. The amount charged to expense for the Company's matching contribution was $58, $3,165, $2,737, and $309 for fiscal 2016, fiscal 2015, fiscal 2014, and the five weeks ended April 2, 2016, respectively.

Nonqualified retirement plan

        The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair value of the plan asset recorded in other current assets was $5,092 and $3,947 as of April 1, 2017 and February 27, 2016, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $5,086 and $3,962 as of April 1, 2017 and February 27, 2016, respectively.

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

April 1, 2017

6. Employee benefit plans (Continued)

        The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	April 1, 2017	February 27, 2016
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,691	$3,610
Service cost	67	86
Interest cost	117	103
Benefits paid	(77)	(90)
Actuarial loss (gain)	710	(133)
Exchange rate gain	(370)	(90)

Projected benefit obligation, end of year	4,138	3,486
Fair value of plan assets, end of year	—	—

Underfunded status, end of year	$(4,138)	$(3,486)

Discount rate	3.3%	3.4%
Rate of pay increases	3.0%	3.0%

        The following table provides the components of net periodic benefit cost for fiscal years 2016, 2015, 2014 and the five weeks ended April 2, 2016:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	April 1, 2017	February 27, 2016	February 28, 2015
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$67	$86	$62	$6
Interest cost	117	103	131	10
Amortization of unrecognized net loss	37	45	38	—

Net periodic benefit cost for defined benefit plan	221	234	231	16
Defined contribution plans	1,904	2,246	2,292	129

Total net periodic benefit cost	$2,125	$2,480	$2,523	$145

7. Stock-based compensation

        On October 16, 2013, the Board approved the 2013 Incentive Award Plan ("2013 Equity Plan"). The 2013 Equity Plan provides for grants of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments. As of April 1, 2017, there are

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

7. Stock-based compensation (Continued)

3,616,570 shares authorized and 522,004 shares available for grant under the 2013 Equity Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Stock Options

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

        On August 1, 2016, the Company granted 276,075 nonqualified stock options under the 2013 Equity Plan to non-employee directors of the Company. The stock options granted vest in equal annual installments over 3 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes.

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

        Stock-based compensation cost related to stock options was $1,526, $1,556, $1,289, and $147 during the fiscal year 2016, 2015, 2014, and the five weeks ended April 2, 2016, respectively. As of April 1, 2017, there was a remaining unrecognized compensation cost of $4,257 (net of estimated forfeitures) that the Company expects to be recognized on a straight-line basis over a weighted-average remaining service period of approximately 1.7 years. The intrinsic value of shares exercised was $0, $2, and $369 during fiscal 2016, 2015, and 2014, respectively. The fair value of shares vested was $1,464, $1,367 , and $1,205 during fiscal 2016, 2015, and 2014, respectively.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

7. Stock-based compensation (Continued)

        The following table summarizes the Company's stock option activity during fiscal 2016, 2015, and 2014:

	Fiscal Year
	2016(1)				2015				2014
	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)
Beginning balance	2,890,476	$18.02			2,856,005	$18.04			2,827,492	$17.92
Granted	276,075	$5.35			94,568	$17.28			104,849	$21.02
Exercised	—	$—			(3,315)	$17.71			(42,480)	$17.47
Forfeited	(98,815)	$18.63			(41,791)	$18.00			(32,202)	$18.00
Expired	(121,708)	$17.95			(14,991)	$17.80			(1,654)	$17.67

Ending balance	2,946,028	$16.81	6.83	$—	2,890,476	$18.02	7.66	$—	2,856,005	$18.04	8.60	$1,376

Vested and exercisable at end of year	2,156,537	$17.98	6.51	$—	2,110,661	$17.95	7.55	$—	1,975,068	$17.90	8.53	$1,036

(1)
Fiscal 2016 includes 6,690 options forfeited and 576 options expired during the five-weeks ended April 2, 2016. There were no options granted or exercised during the five-weeks ended April 2, 2016.

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

        Stock options granted during fiscal year 2016, 2015, and 2014 were granted at a weighted-average grant date fair value of $3.26, $8.46, and $8.14, respectively. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year
	2016	2015	2014
Expected term	6.0 years	6.0 years	6.1 years
Expected volatility	67.9%	50.3%	50.4%
Risk-free interest rate	1.2%	1.7%	1.8%
Dividend yield	0%	0%	0%

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

7. Stock-based compensation (Continued)

Restricted Stock Awards

        On July 1, 2016, the Company granted time-based and performance-based restricted stock awards under the Company's 2013 Incentive Award Plan to certain key executives in accordance with employment agreements executed on May 6, 2016. The total number of restricted shares granted was 372,842 with a grant-date fair value of $5.42. The time-based restricted shares vest over 2.75 years. The performance-based restricted shares vest based on achievement of fiscal 2016 performance targets and are also subject to time-based vesting requirements over 3.75 years. On April 1, 2017, 104,320 performance-based restricted shares met the fiscal 2016 performance condition and are subject to subsequent time-based vesting requirements.

        On August 2, 2016, the Company granted time-based and performance-based restricted stock awards under the Company's 2013 Incentive Award Plan to certain officers of the Company. The total number of restricted shares granted was 248,937 with a grant-date fair value of $5.29. The time-based restricted stock awards vest over 2.67 years. The performance-based restricted stock awards vest based on achievement of fiscal 2016 performance targets and are also subject to time-based vesting requirements over 3.67 years. On April 1, 2017, 61,552 performance-based restricted shares met the fiscal 2016 performance condition and are subject to subsequent time-based vesting requirements.

        Stock-based compensation cost related to restricted stock awards was $463 for fiscal year 2016. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of April 1, 2017 is expected to be $1,009 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.9 years.

        The following table summarizes the Company's restricted stock awards activity during fiscal 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2016	—	—
Granted	621,779	$5.37
Vested	(31,216)	5.37
Forfeited	(334,923)	5.36
Withheld related to net settlement	(9,106)	5.37

Nonvested at April 1, 2017	246,534	$5.37

8. Shareholders' equity

Common stock

        During fiscal 2016, the Company issued 26,923 shares of common stock in exchange for consultation services received from a third-party at a weighted-average price of $5.01 per share.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

8. Shareholders' equity (Continued)

        As of April 1, 2017, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 48,045,114 were issued.

        The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

        As of April 1, 2017, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

9. Accumulated other comprehensive income

        Accumulated other comprehensive income ("AOCI") consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign currency hedge instruments	Pension liability adjustment	Foreign currency translation	Total
Balance at February 28, 2015	$(882)	$(1,167)	$(16,293)	$(18,342)
Other comprehensive (loss) income before reclassifications, net of tax	(47)	138	(2,521)	(2,430)
Amounts reclassified to earnings, net of tax	900	37	—	937

Net current period other comprehensive income (loss)	853	175	(2,521)	(1,493)

Balance at February 27, 2016	$(29)	$(992)	$(18,814)	$(19,835)

Other comprehensive (loss) income before reclassifications, net of tax	—	(66)	4,053	3,987
Amounts reclassified to earnings, net of tax	12	—	—	12

Net current period other comprehensive income (loss)	12	(66)	4,053	3,999

Balance at April 2, 2016	$(17)	$(1,058)	$(14,761)	$(15,836)

Other comprehensive loss before reclassifications, net of tax	(543)	(413)	(6,283)	(7,239)
Amounts reclassified to earnings, net of tax	405	27	—	432

Net current period other comprehensive loss	(138)	(386)	(6,283)	(6,807)

Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

9. Accumulated other comprehensive income (Continued)

        The unrecognized net actuarial loss included in accumulated other comprehensive income as of April 1, 2017 and February 27, 2016 was $1,444 and $992, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company's consolidated statements of operations. For a description of the Company's employee benefit plans, refer to Note 6. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company's consolidated statements of operations. For a description of the Company's use of foreign currency forward contracts, refer to Note 10.

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

        In fiscal 2016, fiscal 2015, and fiscal 2014, the TCS segment used forward contracts for 78%, 54%, and 54% of inventory purchases in Swedish krona each year, respectively. In fiscal 2016, fiscal 2015, and fiscal 2014, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $3,905, $5,495, and $4,300, which represented 56%, 67%, and 64% of the Elfa segment's U.S. dollar purchases each year, respectively. In the five-weeks ended April 2, 2016, the TCS segment used forward contracts for 0% of inventory purchases in Swedish krona and the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $155, which represented 23% of the Elfa segment's U.S. dollar purchases.

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

        The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

10. Foreign currency forward contracts (Continued)

through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended April 1, 2017, February 27, 2016, and February 28, 2015. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During fiscal 2016, the Company recognized a net unrealized gain of $120 associated with the change in fair value of forward contracts not designated as hedge instruments.

        The Company had $155 in accumulated other comprehensive loss related to foreign currency hedge instruments at April 1, 2017. Settled foreign currency hedge instruments related to inventory on hand as of April 1, 2017 represents $562 of the accumulated unrealized loss. The Company expects the unrealized loss of $562, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

        The change in fair value of the Company's foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.

11. Leases

        The Company conducts all of its U.S. operations from leased facilities that include a corporate headquarters/warehouse facility and 86 store locations. The corporate headquarters/warehouse and stores are under operating leases that will expire over the next 1 to 20 years. The Company also leases computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

11. Leases (Continued)

        The following is a schedule of future minimum lease payments due under noncancelable operating and capital leases:

	Operating leases	Capital leases
Within 1 year	$81,680	$393
2 years	79,427	293
3 years	68,225	237
4 years	63,496	—
5 years	48,380	—
Thereafter	217,116	—

Total minimum lease payments	$558,324	$923

Less amount representing interest		(22)

Present value of minimum lease payments		$901

        Rent expense for fiscal years 2016, 2015, 2014, and the five weeks ended April 2, 2016 was $80,647, $75,834, $72,643, and $6,495, respectively. Included in rent expense is percentage-of-sales rent expense of $416, $450, $633, and $32 for fiscal years 2016, 2015, 2014, and the five weeks ended April 2, 2016, respectively.

12. Commitments and contingencies

        In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,143 as of April 1, 2017.

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

April 1, 2017

13. Fair value measurements (Continued)

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

        As of April 1, 2017 and February 27, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts to stabilize its retail gross margins and to protect its operations from downward currency exposure. Foreign currency hedge instruments are related to the Company's attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company's foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 10 for further information on the Company's hedging activities.

        The fair value of the foreign currency forward contracts is determined based on the market approach which utilizes inputs that are readily available in public markets or can be derived from information available in publicly quoted markets for comparable assets. Therefore, the Company has categorized this item as Level 2. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

13. Fair value measurements (Continued)

        The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at April 1, 2017 and February 27, 2016:

Description		Balance Sheet Location	April 1, 2017	February 27, 2016
Assets
Nonqualified retirement plan(1)	N/A	Other current assets	$5,092	$3,947
Foreign currency forward contracts	Level 2	Other current assets	841	106

Total assets			$5,933	$4,053

(1)
The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

        The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of April 1, 2017 and February 27, 2016, the estimated fair value of the Company's long-term debt, including current maturities, was $295,005 and $221,534, respectively.

14. Segment reporting

        The Company's reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker ("CODM"). The Company has determined that the Chief Executive Officer is the CODM and the Company's two reportable segments consist of TCS and Elfa.

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

        On July 1, 2016, Melissa Reiff, former President and Chief Operating Officer, became the Company's Chief Executive Officer ("CEO"), succeeding William A. ("Kip") Tindell, III. Upon transition to CEO, Ms. Reiff assumed the role of CODM and during the second quarter of fiscal 2016, the Company re-evaluated its measure used to evaluate segment performance. Previously, the profit or loss measure used to make resource allocation decisions and evaluate segment performance was income or loss before taxes. The Company has determined that adjusted earnings before interest, tax, depreciation, and amortization ("Adjusted EBITDA") is the profit or loss measure that the CODM uses

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

14. Segment reporting (Continued)

to make resource allocation decisions and evaluate segment performance. The shift to focus on Adjusted EBITDA more closely aligns with management's assessment of segment performance under Ms. Reiff's leadership. As such, all current and prior period segment information has been presented comparably.

        Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Fiscal year ended April 1, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$752,675	$67,255	$—	$819,930
Intersegment sales	—	47,898	(47,898)	—
Adjusted EBITDA(2)	75,268	11,186	105	86,559
Depreciation and amortization	31,572	5,552	—	37,124
Interest expense, net	16,403	284	—	16,687
Capital expenditures(1)	25,901	2,614	—	28,515
Goodwill	202,815	—	—	202,815
Trade names(1)	187,048	39,637	—	226,685
Assets(1)	656,884	107,998	(3,048)	761,834

Fiscal year ended February 27, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$724,079	$70,551	$—	$794,630
Intersegment sales	—	47,010	(47,010)	—
Adjusted EBITDA	58,827	9,157	175	68,159
Depreciation and amortization	28,767	5,463	—	34,230
Interest expense, net	16,484	326	—	16,810
Capital expenditures(1)	42,412	4,019	—	46,431
Goodwill	202,815	—	—	202,815
Trade names(1)	187,048	41,320	—	228,368
Assets(1)	654,611	107,136	(3,628)	758,119

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

14. Segment reporting (Continued)

Fiscal year ended February 28, 2015	TCS	Elfa	Eliminations	Total
Net sales to third parties	$697,699	$84,167	$—	$781,866
Intersegment sales	—	51,291	(51,291)	—
Adjusted EBITDA	72,109	16,073	48	88,230
Depreciation and amortization	24,945	6,066	—	31,011
Interest expense, net	16,543	562	—	17,105
Capital expenditures(1)	40,785	7,955	—	48,740

Five weeks ended April 2, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$64,331	$4,887	$—	$69,218
Intersegment sales	—	1,990	(1,990)	—
Adjusted EBITDA	5,271	(471)	639	5,439
Depreciation and amortization	2,543	466	—	3,009
Interest expense, net	1,532	18	—	1,550
Capital expenditures(1)	1,640	795	—	2,435

(1)
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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

14. Segment reporting (Continued)

        A reconciliation of Adjusted EBITDA by segment to income before taxes is set forth below:

	Fiscal Year Ended			Five Weeks Ended
	April 1, 2017	February 27, 2016	February 28, 2015	April 2, 2016
Adjusted EBITDA by segment:
TCS	$75,268	$58,827	$72,109	$5,271
Elfa	11,186	9,157	16,073	(471)
Eliminations	105	175	48	639

Total Adjusted EBITDA	86,559	68,159	88,230	5,439
Depreciation and amortization	(37,124)	(34,230)	(31,011)	(3,009)
Interest expense, net	(16,687)	(16,810)	(17,105)	(1,550)
Pre-opening costs(a)	(6,852)	(9,033)	(8,283)	(191)
Noncash rent(b)	1,365	1,844	374	200
Stock-based compensation(c)	(1,989)	(1,556)	(1,289)	(147)
Foreign exchange gains (losses)(d)	342	(241)	171	(60)
Other adjustments(e)	(1,259)	(82)	(1,221)	10

Income before taxes	$24,355	$8,051	$29,866	$692

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

14. Segment reporting (Continued)

        The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2016, 2015, and 2014:

	Fiscal year ended
	April 1, 2017	February 27, 2016	February 28, 2015
Custom Closets(1)	48%	46%	47%
Storage, Box, Shelving	14%	14%	14%
Kitchen and Trash	13%	13%	13%
Office, Collections, & Hooks	8%	9%	9%
Bath, Travel, Laundry	8%	9%	9%
Containers, Gift Packaging, Seasonal, Impulse	8%	8%	8%
Other	1%	1%	0%

Total	100%	100%	100%

(1)
Includes elfa®, TCS Closets®, elfa® Sliding Doors products and installation as well as closet completion products sold by the TCS segment and Elfa segment sales to third parties.

15. Net income per common share

        Basic net income per common share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company's common stock for the period, to the extent their inclusion would be dilutive. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

15. Net income per common share (Continued)

        The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Fiscal Year Ended
	April 2, 2017	February 27, 2016	February 28, 2015	Five Weeks Ended April 2, 2016
Numerator:
Net income	$14,953	$5,142	$22,673	$354
Denominator:
Weighted-average common shares—basic	47,996,746	47,985,717	47,971,243	47,986,975
Options and other dilutive securities	19,264	—	549,622	—

Weighted-average common shares—diluted	48,016,010	47,985,717	48,520,865	47,986,975
Net income per common share—basic and diluted	$0.31	$0.11	$0.47	$0.01
Antidilutive securities not included:
Stock options outstanding	2,954,114	2,875,900	830,740	2,886,138
Nonvested restricted stock awards	131,957	—	—	—

16. Quarterly results of operations (unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results historically represent a larger share of annual net sales and operating income primarily due to Our Annual elfa® Sale. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for the fiscal year ended April 1, 2017 and the recast fiscal year ended April 2, 2016:

	Fiscal Year Ended April 1, 2017
	Fourth Quarter Ended April 1, 2017	Third Quarter Ended December 31, 2016	Second Quarter Ended October 1, 2016	First Quarter Ended July 2, 2016
Net sales	$221,042	$216,380	$205,060	$177,448
Gross profit	127,318	125,702	118,355	104,695
Income from operations	17,181	12,561	10,272	1,028
Net income (loss)	8,377	5,092	3,541	(2,057)
Weighted-average shares used in computing basic net income (loss) per share	48,009,029	47,999,535	47,991,445	47,986,975
Weighted-average shares used in computing diluted net income (loss) per share	48,073,420	48,022,499	48,001,112	47,986,975
Basic and diluted net income (loss) per common share	$0.17	$0.11	$0.07	$(0.04)

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

16. Quarterly results of operations (unaudited) (Continued)

	Recast Fiscal Year Ended April 2, 2016
	Fourth Quarter Ended April 2, 2016	Third Quarter Ended January 2, 2016	Second Quarter Ended October 3, 2015	First Quarter Ended July 4, 2015
Net sales	$209,881	$212,836	$204,412	$169,958
Gross profit	121,275	125,434	118,273	99,511
Income (loss) from operations	9,452	10,156	9,910	(4,981)
Net income (loss)	3,380	3,924	3,342	(5,788)
Weighted-average shares used in computing basic net income (loss) per share	47,986,975	47,986,975	47,986,401	47,983,785
Weighted-average shares used in computing diluted net income (loss) per share	47,986,975	47,986,975	47,986,972	47,983,785
Basic and diluted net income (loss) per common share	$0.07	$0.08	$0.07	$(0.12)

17. Transition Period Financial Information

        On March 30, 2016, the Board of Directors approved a change in the Company's fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. Accordingly, the Company is presenting audited financial statements for the five week transition period from February 28, 2016 to April 2, 2016. The following table provides certain unaudited comparative financial information of the same period of the prior year. The periods below both represent 35 day periods.

	Five Weeks Ended
(In thousands, except share and per share amounts)	April 2, 2016	April 4, 2015 (unaudited)
Consolidated statement of operations data:
Net sales	$69,218	$66,761
Gross profit	40,195	39,254
Selling, general, and administrative expenses	34,504	33,728
Income from operations	2,242	2,565
Income before taxes	692	978
Provision for income taxes	338	340
Net income	354	638
Net income per common share:
Basic and diluted	$0.01	$0.01
Weighted-average common shares—basic and diluted	47,986,975	47,983,681

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless

otherwise stated)

April 1, 2017

18. Subsequent Event

        On May 23, 2017, the Company announced a four-part plan designed to optimize its consolidated business and drive improved sales and profitability (the "Optimization Plan"), which included the elimination of certain full-time positions at the Company's stores, corporate office and distribution center. The Company expects to incur approximately $2,000 in severance expense in the fiscal quarter ending July 1, 2017, in connection with the position eliminations.

Schedule I—Condensed Financial Information of registrant—
The Container Store Group, Inc. (parent company only)

Condensed balance sheets

(in thousands)	April 1, 2017	February 27, 2016
Assets
Current assets:
Accounts receivable from subsidiaries	$985	$850

Total current assets	985	850
Noncurrent assets:
Investment in subsidiaries	220,805	206,218

Total noncurrent assets	220,805	206,218

Total assets	$221,790	$207,068
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$—	$—

Total current liabilities	—	—
Noncurrent liabilities	—	—

Total liabilities	—	—
Shareholders' equity:
Common stock	480	480
Additional paid-in capital	859,102	856,879
Retained deficit	(637,792)	(650,291)

Total shareholders' equity	221,790	207,068

Total liabilities and shareholders' equity	$221,790	$207,068

See accompanying notes.

 Schedule I—The Container Store Group, Inc.
(parent company only)

Condensed statements of operations

	Fiscal Year Ended			Five Weeks Ended
(in thousands)	April 1, 2017	February 27, 2016	February 28, 2015	April 2, 2016
Net sales	—	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—	—

Gross profit	—	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—	—
Stock-based compensation	—	—	—	—
Pre-opening costs	—	—	—	—
Depreciation and amortization	—	—	—	—
Restructuring charges	—	—	—	—
Other expenses	—	—	—	—
Loss (gain) on disposal of assets	—	—	—	—

Income from operations	—	—	—	—
Interest expense	—	—	—	—

Income before taxes and equity in net income of subsidiaries	—	—	—	—
Provision for income taxes	—	—	—	—

Income before equity in net income of subsidiaries	—	—	—	—
Net income of subsidiaries	14,953	5,142	22,673	354

Net income	$14,953	$5,142	$22,673	$354

Schedule I—The Container Store Group, Inc.
(parent company only)

Condensed statements of comprehensive income

	Fiscal year ended
				Five Weeks Ended April 2, 2016
(In thousands)	April 1, 2017	February 27, 2016	February 28, 2015
Net income	$14,953	$5,142	$22,673	$354
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(85), $606, $(604) and $7	(138)	853	(935)	12
Pension liability adjustment, net of tax provision (benefit) of $142, $39, $(4) and $0	(386)	175	(14)	(66)
Foreign currency translation adjustment	(6,283)	(2,521)	(19,076)	4,053

Comprehensive income	$8,146	$3,649	$2,648	$4,353

See accompanying notes.

Schedule I—The Container Store Group, Inc.
(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

April 1, 2017

Note 1: Basis of presentation

        In the parent-company-only financial statements, The Container Store Group, Inc.'s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2016, fiscal 2015, fiscal 2014, or the five-weeks ended April 2, 2016.

Note 2: Guarantees and restrictions

        The Container Store Inc., a subsidiary of the Company, has $316,760 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of April 1, 2017. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Senior Secured Term Loan Facility matures on April 6, 2019. The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $209,290 as of April 1, 2017.

        As of April 1, 2017, The Container Store, Inc. also has $73,189 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. On October 8, 2015, The Container Store, Inc. executed an amendment to the Revolving Credit Facility ("Amendment No. 2"). Under the terms of Amendment No. 2, among other items, the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.'s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt. Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container

Store, Inc. is permitted to pay dividends to The Container Store Group, Inc., in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.25 to 1.0, the Available Amount (as defined in the Revolving Credit Facility) during the term of the Revolving Credit Facility, and pursuant to certain other limited exceptions.

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2017.

Changes in Internal Control

        There were no changes in our internal control over financial reporting during the quarter ended April 1, 2017 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of April 1, 2017, our internal control over financial reporting was effective.

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

        The information regarding the Company's executive officers is located at the end of Part I of this Annual Report on Form 10-K. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings "Security Ownership of Beneficial Owners and Management" and "Executive and Director Compensation—Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings "Corporate Governance," "Committees of the Board" and "Certain Relationships and Related Person Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the heading "Independent Registered Public Accounting Firm Fees and Other Matters".

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

        The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of April 1, 2017 and February 27, 2016	67
Consolidated Statements of Operations for the Fiscal Years Ended April 1, 2017, February 27, 2016, February 28, 2015, and the Five Weeks Ended April 2, 2016	68
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended April 1, 2017, February 27, 2016, February 28, 2015, and the Five Weeks Ended April 2, 2016	69
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended April 1, 2017, February 27, 2016, February 28, 2015, and the Five Weeks Ended April 2, 2016	70
Consolidated Statements of Cash Flows for the Fiscal Years Ended April 1, 2017, February 27, 2016, February 28, 2015, and the Five Weeks Ended April 2, 2016	71
Notes to Consolidated Financial Statements	72

2.     Financial Statements Schedules

        The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant	113

        All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.     Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1		Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2		Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

4.1		Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/13

4.2		Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/14

10.1	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Kip Tindell and The Container Store Group, Inc.	8-K	001-36161	10.1	5/9/16

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Sharon Tindell and The Container Store Group, Inc.	8-K	001-36161	10.3	5/9/16

10.3	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Melissa Reiff and The Container Store Group, Inc.	8-K	001-36161	10.2	5/9/16

10.4	†	Employment Agreement, dated May 6, 2016, between Jodi Taylor and The Container Store Group, Inc.	8-K	001-36161	10.4	5/9/16

10.5	†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/14

10.6	†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-193255	10.2	9/30/13

10.7	†	The Container Store Group, Inc. 2013 Incentive Award Plan	10-Q	001-36161	10.4	1/10/14

10.8	†	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/13

10.9	†	The Container Store Group, Inc. Senior Executive Bonus Plan	10-Q	001-36161	10.6	1/10/14

10.10	†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/13

10.11		Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/13

10.12		Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent ("ABL Credit Agreement")	S-1	333-191465	10.12	9/30/13

10.14	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S-1	333-191465	10.13	9/30/13

10.15	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8-K	001-36161	10.1	10/09/15

10.16	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.6	8/10/16

10.17	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/13

10.18	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/13

10.19	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement ("Term Facility Credit Agreement")	8-K	001-36161	10.1	11/27/13

10.20	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.5	8/10/2016

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21		Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/13

10.22		Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/13

10.23		Credit Agreement, dated April 27, 2009, among Elfa International AB, as Borrower, and Tjustbygdens Sparbank AB, as Bank, as transferred to Swedbank AB on January 27, 2012	S-1	333-191465	10.16	9/30/13

10.24	†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/13

10.25		Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2012, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/13

10.26	†	Indemnification and Hold Harmless Agreement, dated as of June 13, 2012, by and between The Container Store Group, Inc. (formerly known as TCS Holdings, Inc.) and William A. Tindell, III	S-1	333-191465	10.20	9/30/13

10.27		Assumption Agreement, dated as of April 2, 2014, by and between The Container Store Group, Inc. and William A. Tindell, III and Rufus Tindell LLC	10-K	001-36161	10.23	5/28/2014

10.28		Master Credit Agreement, dated April 1, 2014, between Elfa International AB, as Borrower, and Nordea Bank AB (publ), as Bank	10-Q	001-36161	10.1	7/11/2014

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.29	†	Non-Employee Director Compensation Policy of The Container Store Group, Inc.	10-Q	001-36161	10.1	1/09/2015

10.30	†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting)	10-Q	001-36161	10.7	8/10/2016

10.31	†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting)	10-Q	001-36161	10.8	8/10/2016

21.1		Subsidiary List					*

23.1		Consent of Ernst & Young LLP					*

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS		XBRL Instance Document					*

101.SCH		XBRL Taxonomy Extension Schema Document					*

101.CAL		XBRL Taxonomy Calculation Linkbase Document					*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE		XBRL Taxonomy Extension Presentation					*

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
Date: June 1, 2017	/s/ JODI L. TAYLOR Jodi L. Taylor Chief Financial Officer, Chief Administrative Officer and Secretary (duly authorized officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELISSA REIFF Melissa Reiff	Chief Executive Officer and Director (principal executive officer)	June 1, 2017
/s/ JODI L. TAYLOR Jodi L. Taylor	Chief Financial Officer, Chief Administrative Officer and Secretary (principal financial officer)	June 1, 2017
/s/ JEFFREY A. MILLER Jeffrey A. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	June 1, 2017
/s/ SHARON TINDELL Sharon Tindell	President, Chief Merchandising Officer and Director	June 1, 2017
/s/ WILLIAM A. KIP TINDELL, III William A. "Kip" Tindell, III	Chairman of the Board of Directors	June 1, 2017
/s/ JONATHAN SOKOLOFF Jonathan Sokoloff	Director	June 1, 2017
/s/ TIMOTHY FLYNN Timothy Flynn	Director	June 1, 2017

Signature	Title	Date

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	June 1, 2017
/s/ ROBERT E. JORDAN Robert E. Jordan	Director	June 1, 2017
/s/ DANIEL MEYER Daniel Meyer	Director	June 1, 2017
/s/ WALTER ROBB Walter Robb	Director	June 1, 2017
/s/ RAJENDRA SISODIA Rajendra Sisodia	Director	June 1, 2017
/s/ CARYL STERN Caryl Stern	Director	June 1, 2017