Form 10-Q
period 2017-07-01
Container Store Group, Inc.
filed 2017-08-03
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 48,287,362 shares of its common stock outstanding as of July 26, 2017.

The Container Store Group, Inc.

Consolidated balance sheets

	July 1,	April 1,	July 2,
	2017	2017	2016
(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$7,216	$10,736	$8,189
Accounts receivable, net	27,490	27,476	25,035
Inventory	105,006	103,120	104,144
Prepaid expenses	16,131	10,550	14,817
Income taxes receivable	668	16	770
Other current assets	13,683	10,787	9,852
Total current assets	170,194	162,685	162,807
Noncurrent assets:
Property and equipment, net	163,876	165,498	173,937
Goodwill	202,815	202,815	202,815
Trade names	229,009	226,685	228,699
Deferred financing costs, net	297	320	389
Noncurrent deferred tax assets, net	2,226	2,139	1,269
Other assets	1,824	1,692	1,826
Total noncurrent assets	600,047	599,149	608,935
Total assets	$770,241	$761,834	$771,742

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	July 1,	April 1,	July 2,
	2017	2017	2016
(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$43,445	$44,762	$51,552
Accrued liabilities	69,601	60,107	62,220
Revolving lines of credit	2,729	-	5,982
Current portion of long-term debt	5,448	5,445	5,464
Income taxes payable	1,297	2,738	-
Total current liabilities	122,520	113,052	125,218
Noncurrent liabilities:
Long-term debt	316,375	312,026	326,544
Noncurrent deferred tax liabilities, net	77,712	80,679	79,922
Deferred rent and other long-term liabilities	33,742	34,287	33,532
Total noncurrent liabilities	427,829	426,992	439,998
Total liabilities	550,349	540,044	565,216

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,052,900 shares issued at July 1, 2017; 48,045,114 shares issued at April 1, 2017; 47,986,975 shares issued at July 2, 2016	481	480	480
Additional paid-in capital	859,638	859,102	857,381
Accumulated other comprehensive loss	(17,401)	(22,643)	(19,175)
Retained deficit	(622,826)	(615,149)	(632,160)
Total shareholders’ equity	219,892	221,790	206,526
Total liabilities and shareholders’ equity	$770,241	$761,834	$771,742

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	July 1,	July 2,
(In thousands, except share and per share amounts) (unaudited)	2017	2016
Net sales	$183,068	$177,448
Cost of sales (excluding depreciation and amortization)	79,458	72,753
Gross profit	103,610	104,695
Selling, general, and administrative expenses (excluding depreciation and amortization)	96,640	92,313
Stock-based compensation	494	365
Pre-opening costs	1,386	1,096
Depreciation and amortization	9,542	9,347
Other expenses	3,534	549
Loss (gain) on disposal of assets	51	(3)
(Loss) income from operations	(8,037)	1,028
Interest expense	4,225	4,110
Loss before taxes	(12,262)	(3,082)
Benefit for income taxes	(4,585)	(1,025)
Net loss	$(7,677)	$(2,057)

Net loss per common share - basic and diluted	$(0.16)	$(0.04)

Weighted-average common shares - basic and diluted	48,047,937	47,986,975

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive loss

	Thirteen Weeks Ended
	July 1,	July 2,
(In thousands) (unaudited)	2017	2016
Net loss	$(7,677)	$(2,057)
Unrealized gain on financial instruments, net of tax provision of $894 and $1	$1,390	47
Pension liability adjustment	(110)	65
Foreign currency translation adjustment	3,962	(3,451)
Comprehensive loss	$(2,435)	$(5,396)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	July 1,	July 2,
(In thousands) (unaudited)	2017	2016
Operating activities
Net loss	$(7,677)	$(2,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,542	9,347
Stock-based compensation	494	365
Loss (gain) on disposal of property and equipment	51	(3)
Deferred tax benefit	(4,573)	(922)
Noncash interest	480	480
Other	195	(153)
Changes in operating assets and liabilities:
Accounts receivable	744	(2,836)
Inventory	(350)	(19,283)
Prepaid expenses and other assets	(6,565)	244
Accounts payable and accrued liabilities	5,937	18,497
Income taxes	(2,120)	175
Other noncurrent liabilities	(939)	(4,523)
Net cash used in operating activities	(4,781)	(669)

Investing activities
Additions to property and equipment	(5,181)	(8,013)
Proceeds from sale of property and equipment	2	7
Net cash used in investing activities	(5,179)	(8,006)

Financing activities
Borrowings on revolving lines of credit	4,876	11,530
Payments on revolving lines of credit	(2,261)	(9,017)
Borrowings on long-term debt	5,000	12,000
Payments on long-term debt	(1,350)	(6,355)
Payment of taxes with shares withheld upon restricted stock vesting	(39)	-
Net cash provided by financing activities	6,226	8,158

Effect of exchange rate changes on cash	214	(103)
Net decrease in cash	(3,520)	(620)
Cash at beginning of period	10,736	8,809
Cash at end of period	$7,216	$8,189

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,148	$751
Capital lease obligation incurred	$36	$147

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

July 1, 2017

1.     Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the Securities and Exchange Commission on June 1, 2017.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains controlling interest in the Company.  As of July 1, 2017, The Container Store, Inc. operates 87 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended July 1, 2017 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on or about December 24 and runs into February.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company’s total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments, including income tax consequences, forfeitures, and classification in the statement of cash flows. Under the new guidance, an entity will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. This standard was effective for and adopted by the Company in the first quarter of fiscal 2017. The Company will recognize all income tax effects of share-based payments in the income statement on a prospective basis. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09. The adoption of ASU 2016-09 did not result in a material impact to the Company’s financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under ASC Topic 350. Under the new guidance, an entity should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. If the a reporting unit’s carrying amount exceeds its fair value, an entity should recognize an impairment charge based on that difference, limited to the total amount of goodwill allocated to that reporting unit. This ASU will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. This ASU will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

2. Detail of certain balance sheet accounts

	July 1,	April 1,	July 2,
	2017	2017	2016
Inventory:
Finished goods	$100,036	$98,438	$98,990
Raw materials	4,440	4,183	4,783
Work in progress	530	499	371
	$105,006	$103,120	$104,144

Accrued liabilities:
Accrued payroll, benefits and bonuses	$25,207	$20,897	$21,921
Unearned revenue	12,284	7,708	10,641
Accrued transaction and property tax	10,859	11,086	10,535
Gift cards and store credits outstanding	9,394	9,229	8,911
Accrued lease liabilities	5,311	4,767	4,450
Accrued interest	182	143	101
Other accrued liabilities	6,364	6,277	5,661
	$69,601	$60,107	$62,220

3.  Net loss per common share

Basic net loss per common share is computed as net loss divided by the weighted-average number of common shares for the period. Diluted net loss per share is computed as net loss divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their effect is anti-dilutive.

The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per share calculations:

	Thirteen Weeks Ended
	July 1,	July 2,
	2017	2016
Numerator:
Net loss	$(7,677)	$(2,057)

Denominator:
Weighted-average common shares — basic and diluted	48,047,937	47,986,975

Net loss per common share — basic and diluted	$(0.16)	$(0.04)

Antidilutive securities not included:
Stock options outstanding	2,932,907	2,867,719
Nonvested restricted stock awards	83,509	-

4.  Pension plans

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The Company contributed $637 and $690 for defined contribution plans in the thirteen weeks ended July 1, 2017 and July 2, 2016, respectively.

5.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended July 1, 2017 was 37.4% compared to 33.3% for the thirteen weeks ended July 2, 2016. The increase in the effective tax rate is primarily due to a shift in the mix of projected domestic and foreign earnings. During the thirteen weeks ended July 1, 2017, the effective tax rate rose above the U.S. statutory rate primarily due to U.S. state income taxes, partially offset by lower income taxes on earnings sourced in foreign jurisdictions. During the thirteen weeks ended July 2, 2016, the effective tax rate fell below the statutory rate due to lower income taxes on earnings sourced in foreign jurisdictions.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,161 as of July 1, 2017.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended July 1, 2017:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

Other comprehensive income (loss) before reclassifications, net of tax	1,168	(110)	3,962	5,020
Amounts reclassified to earnings, net of tax	222	-	-	222
Net current period other comprehensive income (loss)	1,390	(110)	3,962	5,242

Balance at July 1, 2017	$1,235	$(1,554)	$(17,082)	$(17,401)

Amounts reclassified from AOCL to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 8.

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

During the thirteen weeks ended July 1, 2017 and July 2, 2016, the TCS segment used forward contracts for 100% and zero percent of inventory purchases in Swedish krona, respectively. During the thirteen weeks ended July 1, 2017 and July 2, 2016, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $1,200 and $1,465, which represented 72% and 94% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended July 1, 2017 and July 2, 2016. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the thirteen weeks ended July 1, 2017, the Company recognized a net loss of $150 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had a $1,235 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at July 1, 2017. Of the $1,235, $231 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of July 1, 2017. The Company expects the unrealized loss of $231, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive loss, net of taxes, are presented in Note 7 of these financial statements.

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

As of July 1, 2017, April 1, 2017 and July 2, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			July 1,	April 1,	July 2,
Description		Balance Sheet Location	2017	2017	2016
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$5,138	$5,092	$4,343
Foreign currency forward contracts	Level 2	Other current assets	2,434	841	229
Total assets			$7,572	$5,933	$4,572

(1)         The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of July 1, 2017, April 1, 2017 and July 2, 2016, the estimated fair value of the Company’s long-term debt, including current maturities, was $315,359, $295,005, and $297,113, respectively.

10.  Segment reporting

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

Thirteen Weeks Ended July 1, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$167,059	$16,009	$-	$183,068
Intersegment sales	-	9,044	(9,044)	-
Adjusted EBITDA	5,764	1,143	(477)	6,430
Interest expense, net	4,157	68	-	4,225
Assets (1)	660,095	113,495	(3,349)	770,241

Thirteen Weeks Ended July 2, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$161,249	$16,199	$-	$177,448
Intersegment sales	-	8,837	(8,837)	-
Adjusted EBITDA (2)	11,318	980	(266)	12,032
Interest expense, net	4,054	56	-	4,110
Assets (1)	666,361	108,680	(3,299)	771,742

(1)         Tangible assets in the Elfa column are located outside of the United States.

(2)         The TCS segment includes a net benefit of $3.9 million related to amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016, leading to the reversal of accrued deferred compensation associated with the original employment agreements.

A reconciliation of Adjusted EBITDA by segment to loss before taxes is set forth below:

	Thirteen Weeks Ended
	July 1,	July 2,
	2017	2016
Adjusted EBITDA by segment:
TCS	$5,764	$11,318
Elfa	1,143	980
Eliminations	(477)	(266)
Total Adjusted EBITDA	6,430	12,032
Depreciation and amortization	(9,542)	(9,347)
Interest expense, net	(4,225)	(4,110)
Pre-opening costs (a)	(1,386)	(1,096)
Noncash rent (b)	461	418
Stock-based compensation (c)	(494)	(365)
Foreign exchange gains (losses) (d)	76	(42)
Optimization Plan implementation charges (e)	(3,534)	-
Other adjustments (f)	(48)	(572)
Loss before taxes	$(12,262)	$(3,082)

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

(e)          Charges incurred to implement our Optimization Plan, consisting of $1,810 of cash severance payments associated with the elimination of certain full-time positions at the TCS segment and $1,724 of cash severance payments associated with organizational realignment at the Elfa segment, which we do not consider in our evaluation of ongoing performance.

(f)           Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

11.  Optimization Plan

On May 23, 2017, the Company announced a four-part plan designed to optimize its consolidated business and drive improved sales and profitability (the “Optimization Plan”), which included sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts.  In the thirteen weeks ended July 1, 2017, the Company incurred the following charges related to the implementation of the Optimization Plan:

	Thirteen Weeks Ended
	Income Statement Location	July 1, 2017
Severance - full-time position eliminations at TCS	Other expenses	$1,810
Severance - organizational realignment at Elfa	Other expenses	1,724

Total Optimization Plan charges		$3,534

Certain aspects of the Optimization Plan meet the definition of exit or disposal costs as defined in the Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations.  The following table summarizes the exit or disposal activities during the thirteen weeks ended July 1, 2017:

TCS Severance
Balance as of April 1, 2017	-

Costs Incurred	1,810
Payments	(1,089)

Balance as of July 1, 2017	$721

The balance of $721 as of July 1, 2017 is recorded in the Accrued liabilities line item in the Consolidated Balance Sheets. The Company does not expect significant future severance costs to be incurred related to full-time position eliminations at TCS as the actions were completed during the first quarter of fiscal 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; effects of competition on our business; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our inability to effectively manage online sales; our dependence on a single distribution center for all of our stores; risks related to new store openings; our inability to lease space on favorable terms; risks related to our indebtedness; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; fluctuations in currency exchange rates; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; significant fluctuations in the price of our common stock; risks related to our status as a controlled company; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2017.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2017 ends on March 31, 2018 and fiscal 2016 ended on April 1, 2017. The first quarter of fiscal 2017 ended on July 1, 2017 and the first quarter of fiscal 2016 ended on July 2, 2016, and both included thirteen weeks.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for personalized organization solutions and services. Our customers are primarily female, highly educated and very busy — from college students to empty nesters. We service them with storage and organization solutions that save them space and time and ultimately improve the quality of their lives.  We believe an organized life is a happy life.

Our operations consist of two operating segments:

•              The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of July 1, 2017, we operated 87 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 31 states and the District of Columbia. We also offer all of our products directly to customers, including business-to-business customers, through our website, responsive mobile site, and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

Optimization Plan

As previously announced on May 23, 2017, the Company launched a four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”). This plan includes sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts. In fiscal 2016, the Company’s savings program was primarily focused within selling, general and administrative expenses. However, as part of the Optimization Plan, the Company also intends to focus on savings and efficiency efforts within cost of sales, in addition to selling, general and administrative expenses.

The Company expects to incur pre-tax charges associated with the implementation of the Optimization Plan of approximately $9 to $11 million in fiscal 2017. The expected annualized pre-tax savings associated with the Optimization Plan are approximately $20 million, of which approximately $12 to $15 million is expected to be realized in fiscal 2017.

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

	Thirteen Weeks Ended
	July 1,	July 2,
	2017	2016
Net sales	$183,068	$177,448
Cost of sales (excluding depreciation and amortization)	79,458	72,753
Gross profit	103,610	104,695
Selling, general, and administrative expenses (excluding depreciation and amortization)	96,640	92,313
Stock-based compensation*	494	365
Pre-opening costs*	1,386	1,096
Depreciation and amortization	9,542	9,347
Other expenses	3,534	549
Loss (gain) on disposal of assets	51	(3)
(Loss) income from operations	(8,037)	1,028
Interest expense	4,225	4,110
Loss before taxes	(12,262)	(3,082)
Benefit for income taxes	(4,585)	(1,025)
Net loss	$(7,677)	$(2,057)

	Thirteen Weeks Ended
	July 1,	July 2,
	2017	2016
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	43.4%	41.0%
Gross profit	56.6%	59.0%
Selling, general and administrative expenses (excluding depreciation and amortization)	52.8%	52.0%
Stock-based compensation*	0.3%	0.2%
Pre-opening costs*	0.8%	0.6%
Depreciation and amortization	5.2%	5.3%
Other expenses	1.9%	0.3%
Loss (gain) on disposal of assets	0.0%	(0.0%)
(Loss) income from operations	(4.4%)	0.6%
Interest expense, net	2.3%	2.3%
Loss before taxes	(6.7%)	(1.7%)
Benefit for income taxes	(2.5%)	(0.6%)
Net loss	(4.2%)	(1.2%)
Operating data:
Comparable store sales for the period (1)*	(1.2%)	(1.4%)
Number of stores open at end of period*	87	80
Non-GAAP measures (2):
Adjusted EBITDA (3)	$6,430	$12,032
Adjusted net loss (4)	$(5,474)	$(4,229)
Adjusted net loss per diluted share (4)	$(0.11)	$(0.09)

(1) A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. Comparable store sales reflect the point at which merchandise and service orders are fulfilled and delivered to customers, excluding shipping and delivery, and are net of discounts and returns. When a store is relocated, we continue to consider net sales from that store to be comparable store sales. Website, call center and business-to-business net sales are also included in calculations of comparable store sales.

(2) We have presented EBITDA, Adjusted EBITDA, adjusted net loss, and adjusted net loss per diluted share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 1,	July 2,
	2017	2016
Net loss	$(7,677)	$(2,057)
Depreciation and amortization	9,542	9,347
Interest expense, net	4,225	4,110
Income tax benefit	(4,585)	(1,025)
EBITDA	1,505	10,375
Pre-opening costs*(a)	1,386	1,096
Noncash rent*(b)	(461)	(418)
Stock-based compensation*(c)	494	365
Foreign exchange (gains) losses (d)	(76)	42
Optimization Plan implementation charges (e)	3,534	-
Other adjustments (f)	48	572
Adjusted EBITDA	$6,430	$12,032

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

(e)                                  Charges incurred to implement our Optimization Plan, consisting of $1,810 of cash severance payments associated with the elimination of certain full-time positions at the TCS segment and $1,724 of cash severance payments associated with organizational realignment at the Elfa segment, which we do not consider in our evaluation of ongoing performance.

(f)                                   Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4) Adjusted net loss and adjusted net loss per diluted share have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per diluted share as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per diluted share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income (loss) and adjusted net income (loss) per diluted share because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

We have included a presentation of adjusted net loss and adjusted net loss per diluted share for the thirteen weeks ended July 2, 2016 to show the net impact of the amended and restated employment agreements entered into with key executives during the thirteen weeks ended July 2, 2016 (“management transition costs (benefits)”). Although we disclosed the net positive impact of the amended and restated employment agreements in our discussions of earnings per share and SG&A in our fiscal 2016 filings with the SEC, we did not adjust for the net impact of these agreements in our fiscal 2016 presentation of adjusted net income and adjusted net income per diluted share. However, in the thirteen weeks ended July 1, 2017, our Optimization Plan has caused us to incur similar charges that we believe are not indicative of our core operating performance, and we expect to continue to incur such charges in the remainder of fiscal 2017. As a result, we believe that adjusting net loss and net loss per diluted share in the thirteen weeks ended July 2, 2016 for management transition costs (benefits), in addition to adjusting net loss and net loss per diluted share for the thirteen weeks ended July 1, 2017 for charges incurred as part of the implementation of our Optimization Plan, will assist investors in comparing our core operating performance across reporting periods on a consistent basis.

A reconciliation of the GAAP financial measures of net loss and net loss per diluted share to the non-GAAP financial measures of adjusted net loss and adjusted net loss per diluted share is set forth below:

	Thirteen weeks ended
	July 1,	July 2,
	2017	2016
Numerator:
Net loss	$(7,677)	$(2,057)
Management transition costs (benefits) (a)	-	(3,361)
Optimization Plan implementation charges (b)	3,534	-
Taxes(c)	$(1,331)	$1,189
Adjusted net loss	$(5,474)	$(4,229)

Denominator:
Weighted average common shares outstanding – diluted	48,047,937	47,986,975

Adjusted net loss per common share - diluted	$(0.11)	$(0.09)

(a)                                 Certain management transition costs incurred and benefits realized, including the impact of amended and restated employment agreements entered into with key executives during fiscal 2016, which resulted in the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, of $3,910, partially offset by cash severance payments of $549, which we do not consider in our evaluation of ongoing performance.

(b)                                 Charges incurred to implement our Optimization Plan, consisting of $1,810 of cash severance payments associated with the elimination of certain full-time positions at the TCS segment and $1,724 of cash severance payments associated with organizational realignment at the Elfa segment, which we do not consider in our evaluation of ongoing performance.

(c)                                  Tax impact of adjustments to net loss, which we do not consider in our evaluation of ongoing performance.

Thirteen weeks ended July 1, 2017 and July 2, 2016

Net sales

The following table summarizes our net sales for the thirteen weeks ended July 1, 2017 and the thirteen weeks ended July 2, 2016:

	July 1, 2017	% total	July 2, 2016	% total
TCS net sales	$167,059	91.3%	$161,249	90.9%
Elfa third party net sales	16,009	8.7%	16,199	9.1%
Net sales	$183,068	100.0%	$177,448	100.0%

Net sales in the thirteen weeks ended July 1, 2017 increased by $5,620, or 3.2%, compared to the thirteen weeks ended July 2, 2016. The increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended July 2, 2016	$177,448
Incremental net sales increase (decrease) due to:
New stores	7,628
Comparable stores (including a $2,320, or 20.1%, increase in online sales)	(1,940)
Elfa third party net sales (excluding impact of foreign currency translation)	975
Impact of foreign currency translation on Elfa third party net sales	(1,165)
Shipping and delivery	122
Net sales for the thirteen weeks ended July 1, 2017	$183,068

In the thirteen weeks ended July 1, 2017, ten new stores generated $7,628 of incremental net sales, nine of which were opened prior to or during fiscal 2016 and one of which was opened in the first quarter of fiscal 2017.  The increase in net sales generated by new stores was partially offset by a $1,940, or 1.2%, decrease in net sales from comparable stores.  Elfa third party net sales decreased $190 in the thirteen weeks ended July 1, 2017, primarily due to the negative impact of foreign currency translation. After converting Elfa’s third-party net sales results from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended July 1, 2017 and the thirteen weeks ended July 2, 2016, Elfa third-party net sales increased $975, or 6.0%, primarily due to higher sales in Russia.

Gross profit and gross margin

Gross profit in the thirteen weeks ended July 1, 2017 decreased by $1,085, or 1.0%, compared to the thirteen weeks ended July 2, 2016. The decrease in gross profit was primarily the result of a decline in consolidated gross margin, partially offset by increased consolidated net sales. The following table summarizes the gross margin for the thirteen weeks ended July 1, 2017 and July 2, 2016 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	July 1, 2017	July 2, 2016
TCS gross margin	56.5%	58.6%
Elfa gross margin	39.0%	42.1%
Total gross margin	56.6%	59.0%

On a consolidated basis, gross margin decreased 240 basis points as a result of decreased gross margin at TCS and Elfa during the quarter. TCS gross margin declined 210 basis points, primarily due to a greater portion of sales generated by merchandise campaigns during the quarter, combined with strong sales growth in lower gross margin business-to-business sales and higher costs associated primarily with our installation services business.  Elfa gross margin declined 310 basis points primarily due to higher direct materials costs, partially offset by production efficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended July 1, 2017 increased by $4,327, or 4.7%, compared to the thirteen weeks ended July 2, 2016. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the thirteen weeks ended July 1, 2017 and July 2, 2016:

	July 1, 2017 % of Net sales	July 2, 2016 % of Net sales
TCS selling, general and administrative	48.1%	46.6%
Elfa selling, general and administrative	4.7%	5.4%
Total selling, general and administrative	52.8%	52.0%

TCS selling, general and administrative expenses increased by 150 basis points as a percentage of consolidated net sales. The increase was primarily due to the impact of amended and restated employment agreements entered into with key executives during the thirteen weeks ended July 2, 2016, which led to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, of $3,910, or a 220 basis points benefit in the thirteen weeks ended July 2, 2016. This increase as a result of the prior period benefit was partially offset by a 70 basis point improvement in TCS selling, general and administrative expenses as a percentage of net sales, primarily due to ongoing savings and efficiency efforts, combined with lower self-insurance costs, partially offset by deleveraging of occupancy costs associated with negative comparable store sales growth, as well as other additional selling, general and administrative costs. Elfa selling, general and administrative expenses decreased by 70 basis points as a percentage of consolidated net sales, primarily due to sales and marketing expense savings.

Pre-opening costs

Pre-opening costs increased by $290, or 26.5%, in the thirteen weeks ended July 1, 2017 to $1,386, as compared to $1,096 in the thirteen weeks ended July 2, 2016. We opened one store in the thirteen weeks ended July 1, 2017 and one store in the thirteen weeks ended July 2, 2016. The increase in pre-opening costs is primarily due to a shift in timing of new store openings, as we incurred certain pre-opening costs in the first quarter of fiscal 2017 for a store opening that occurred early in the second quarter of fiscal 2017.

Other expenses

Other expenses of $3,534 were recorded in the thirteen weeks ended July 1, 2017, which were related to severance costs associated with the Optimization Plan. The Company incurred $1,810 of severance charges associated with the elimination of certain full-time positions at TCS, as well as $1,724 of severance charges associated with organizational realignment at Elfa.

Taxes

The benefit for income taxes in the thirteen weeks ended July 1, 2017 was $4,585, as compared to $1,025 in the thirteen weeks ended July 2, 2016. The effective tax rate for the thirteen weeks ended July 1, 2017 was 37.4%, as compared to 33.3% in the thirteen weeks ended July 2, 2016.  The increase in the effective tax rate is primarily due to a shift in the mix of projected domestic and foreign earnings.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $16,588 as of July 1, 2017) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 24 months.

At July 1, 2017, we had $7,216 of cash and $66,623 of additional availability under the Revolving Credit Facility and approximately $13,859 of additional availability under the 2014 Elfa Revolving Credit Facility. There were $4,161 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	July 1,	July 2,
	2017	2016
Net cash used in operating activities	$(4,781)	$(669)
Net cash used in investing activities	(5,179)	(8,006)
Net cash provided by financing activities	6,226	8,158
Effect of exchange rate changes on cash	214	(103)
Net decrease in cash	$(3,520)	$(620)

Net cash used in operating activities

Cash from operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $4,781 for the thirteen weeks ended July 1, 2017. A net loss of $7,677 and a net change in operating assets and liabilities of $3,293 were partially offset by non-cash items of $6,189. The net change in operating assets and liabilities is primarily due to an increase in prepaid expenses and other assets primarily due to a shift in the timing of rent payments and a decrease in income taxes payable due to an income tax payment that was made in the first fiscal quarter of 2017, partially offset by an increase in accounts payable and accrued liabilities during the thirteen weeks ended July 1, 2017.

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

Our total capital expenditures for the thirteen weeks ended July 1, 2017 were $5,181 with new store openings and existing store remodels accounting for more than half of spending at $3,155. We opened one new store during the thirteen weeks ended July 1, 2017. The remaining capital expenditures of $2,026 were primarily for investments in our distribution center and information technology.

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

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2014 Elfa Senior Secured Credit Facilities (as further discussed under “2014 Elfa Senior Secured Credit Facilities” below).

Net cash provided by financing activities was $6,226 for the thirteen weeks ended July 1, 2017. This included net proceeds of $5,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $2,615 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $1,350 for repayment of long-term indebtedness and $39 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

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

As of July 1, 2017, we had a total of $66,623 of unused borrowing availability under the Revolving Credit Facility. There were $5,000 of borrowings outstanding under the Revolving Credit Facility as of July 1, 2017.

As of July 1, 2017, Elfa had a total of $13,859 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $2,729 outstanding under the 2014 Elfa Revolving Credit Facility.

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent,  and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”). Under the Senior Secured Term Loan Facility, we had $315,854 in outstanding borrowings as of July 1, 2017 and the interest rate on such borrowings is LIBOR + 3.25%, subject to a LIBOR floor of 1.00%.  The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $906 through December 31, 2018, with a balloon payment for the remaining balance due on April 6, 2019.

The Company is currently seeking opportunities to amend the Senior Secured Term Loan Facility to extend the current maturity date of April 6, 2019. The Company expects that the interest rate on borrowings under the Senior Secured Term Loan Facility will increase in connection with any such amendment. The proposed extension and repricing amendment is subject to general economic and market conditions, and there can be no assurances that the transaction will be completed on favorable terms, or at all.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of July 1, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). The aggregate principal amount of the facility is $100,000.  Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25% and the maturity date is the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.’s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

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

The Company is currently seeking opportunities to extend the maturity date of the Revolving Credit Facility. The proposed extension amendment is subject to market conditions, and there can be no assurances that the transaction will be completed on favorable terms, or at all.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of July 1, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $7,109 as of July 1, 2017) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $16,588 as of July 1, 2017) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $355 as of July 1, 2017) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of July 1, 2017, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017. As of July 1, 2017, there were no significant changes to any of our critical accounting policies and estimates.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of July 1, 2017 has not materially changed since April 1, 2017. Our market risk profile as of April 1, 2017 is disclosed in our Annual Report on Form 10-K filed with the SEC on June 1, 2017. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2017.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended July 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                 RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)

April 2, 2017 – April 29, 2017	9,106 (1)	$4.23	—	—
April 30, 2017 – May 27, 2017	—	—	—	—
May 28, 2017 – July 1, 2017	—	—	—	—
Total	9,106	$4.23	—	—

(1)         Represents shares withheld by the Company for payment of taxes upon the vesting of restricted stock awards.

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

The Container Store Group, Inc.

(Registrant)

Date: August 3, 2017	/s/ Jodi L. Taylor
Jodi L. Taylor

Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: August 3, 2017	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)