Form 10-Q
period 2017-09-30
Container Store Group, Inc.
filed 2017-11-08
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The registrant had 48,297,684 shares of its common stock outstanding as of October 25, 2017.

The Container Store Group, Inc.

Consolidated balance sheets

	September 30,	April 1,	October 1,
	2017	2017	2016
(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$10,145	$10,736	$9,329
Accounts receivable, net	26,083	27,476	27,896
Inventory	109,277	103,120	112,916
Prepaid expenses	11,519	10,550	10,368
Income taxes receivable	1,456	16	-
Other current assets	13,021	10,787	8,546
Total current assets	171,501	162,685	169,055
Noncurrent assets:
Property and equipment, net	162,884	165,498	172,324
Goodwill	202,815	202,815	202,815
Trade names	230,482	226,685	228,360
Deferred financing costs, net	335	320	366
Noncurrent deferred tax assets, net	2,240	2,139	1,286
Other assets	1,696	1,692	1,659
Total noncurrent assets	600,452	599,149	606,810
Total assets	$771,953	$761,834	$775,865

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	September 30,	April 1,	October 1,
	2017	2017	2016
(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$61,224	$44,762	$60,287
Accrued liabilities	64,144	60,107	56,924
Revolving lines of credit	-	-	1,550
Current portion of long-term debt (see Note 3 for amounts due to related party)	9,345	5,445	5,506
Income taxes payable	960	2,738	383
Total current liabilities	135,673	113,052	124,650
Noncurrent liabilities:
Long-term debt (see Note 3 for amounts due to related party)	301,296	312,026	325,974
Noncurrent deferred tax liabilities, net	79,091	80,679	81,123
Deferred rent and other long-term liabilities	33,012	34,287	33,653
Total noncurrent liabilities	413,399	426,992	440,750
Total liabilities	549,072	540,044	565,400

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,063,222 shares issued at September 30, 2017; 48,045,114 shares issued at April 1, 2017; 47,995,450 shares issued at October 1, 2016	481	480	480
Additional paid-in capital	860,196	859,102	857,816
Accumulated other comprehensive loss	(14,095)	(22,643)	(19,212)
Retained deficit	(623,701)	(615,149)	(628,619)
Total shareholders’ equity	222,881	221,790	210,465
Total liabilities and shareholders’ equity	$771,953	$761,834	$775,865

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except share and per share amounts) (unaudited)	2017	2016	2017	2016
Net sales	$218,410	$205,060	$401,478	$382,508
Cost of sales (excluding depreciation and amortization)	92,036	86,705	171,494	159,458
Gross profit	126,374	118,355	229,984	223,050
Selling, general, and administrative expenses (excluding depreciation and amortization)	106,332	95,518	202,972	187,831
Stock-based compensation	510	391	1,004	756
Pre-opening costs	1,418	2,544	2,804	3,640
Depreciation and amortization	9,505	9,478	19,047	18,825
Other expenses	623	108	4,157	657
Loss on disposal of assets	102	44	153	41
Income (loss) from operations	7,884	10,272	(153)	11,300
Interest expense	5,873	4,205	10,098	8,315
Loss on extinguishment of debt	2,369	-	2,369	-
(Loss) income before taxes	(358)	6,067	(12,620)	2,985
Provision (benefit) for income taxes	517	2,526	(4,068)	1,501
Net (loss) income	$(875)	$3,541	$(8,552)	$1,484

Net (loss) income per common share - basic and diluted	$(0.02)	$0.07	$(0.18)	$0.03

Weighted-average common shares - basic	48,058,231	47,991,445	48,053,084	47,989,210
Weighted-average common shares - diluted	48,058,231	48,001,112	48,053,084	47,995,766

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands) (unaudited)	2017	2016	2017	2016
Net (loss) income	$(875)	$3,541	$(8,552)	$1,484
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $652, $(17), $1,546, and $(16)	1,010	(73)	2,400	(26)
Pension liability adjustment	(70)	10	(180)	75
Foreign currency translation adjustment	2,366	26	6,328	(3,425)
Comprehensive income (loss)	$2,431	$3,504	$(4)	$(1,892)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	September 30,	October 1,
(In thousands) (unaudited)	2017	2016
Operating activities
Net (loss) income	$(8,552)	$1,484
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,047	18,825
Stock-based compensation	1,004	756
Loss on disposal of property and equipment	153	41
Loss on extinguishment of debt	2,369	-
Deferred tax (benefit) provision	(4,338)	37
Noncash interest	1,146	960
Other	283	(145)
Changes in operating assets and liabilities:
Accounts receivable	2,599	(6,340)
Inventory	(2,259)	(28,031)
Prepaid expenses and other assets	(1,312)	6,633
Accounts payable and accrued liabilities	17,808	22,489
Income taxes	(3,261)	1,304
Other noncurrent liabilities	(1,731)	(4,595)
Net cash provided by operating activities	22,956	13,418

Investing activities
Additions to property and equipment	(13,129)	(15,214)
Proceeds from sale of property and equipment	18	7
Net cash used in investing activities	(13,111)	(15,207)

Financing activities
Borrowings on revolving lines of credit	19,694	24,166
Payments on revolving lines of credit	(19,694)	(26,192)
Borrowings on long-term debt	330,000	20,000
Payments on long-term debt	(329,551)	(15,760)
Payment of taxes with shares withheld upon restricted stock vesting	(39)	-
Payment of debt issuance costs	(11,234)	-
Net cash (used in) provided by financing activities	(10,824)	2,214

Effect of exchange rate changes on cash	388	95
Net (decrease) increase in cash	(591)	520
Cash at beginning of period	10,736	8,809
Cash at end of period	$10,145	$9,329

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$945	$817
Capital lease obligation incurred	$91	$620

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

September 30, 2017

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company. As of September 30, 2017, The Container Store, Inc. operates 88 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended September 30, 2017 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on or about December 24 and runs into February.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The Company has identified certain impacts to our accounting for gift cards given away for promotional or marketing purposes. Under current GAAP, the value of promotional gift cards are recorded as selling, general, and administrative expense. The new standard requires these types of gift cards to be accounted for as a reduction of revenue (i.e. a discount). Additionally, ASU 2014-09 will disallow the capitalization of direct-response advertising costs which will impact the timing of recognition of certain advertising production and distribution costs. This standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company currently intends to adopt this standard in the first quarter of fiscal 2018 and the Company has elected to use the modified-retrospective approach for implementation of the standard. Overall, the Company does not expect the adoption of ASU 2014-09 to have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlined new provisions intended to simplify various aspects related to accounting for share-based payments, including income tax consequences, forfeitures, and classification in the statement of cash flows. Under the new guidance, an entity will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. This standard was effective for and adopted by the Company in the first quarter of fiscal 2017 and the Company now recognizes all income tax effects of share-based payments in the income statement on a prospective basis. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09. The adoption of ASU 2016-09 did not result in a material impact to the Company’s financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under ASC Topic 350. Under the new guidance, an entity should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, an entity should recognize an impairment charge based on that difference, limited to the total amount of goodwill allocated to that reporting unit. This ASU will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to improve and simplify hedge accounting and improve the disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard on its financial statements.

2. Detail of certain balance sheet accounts

	September 30,	April 1,	October 1,
	2017	2017	2016
Inventory:
Finished goods	$104,482	$98,438	$107,302
Raw materials	4,372	4,183	5,212
Work in progress	423	499	402
	$109,277	$103,120	$112,916

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$21,704	$20,897	$18,854
Unearned revenue	8,819	7,708	7,682
Accrued transaction and property tax	11,888	11,086	10,374
Gift cards and store credits outstanding	8,561	9,229	8,751
Accrued lease liabilities	6,072	4,767	4,698
Accrued interest	246	143	208
Other accrued liabilities	6,854	6,277	6,357
	$64,144	$60,107	$56,924

3.  Long-term debt and revolving lines of credit

On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Credit Agreement dated as of April 6, 2012 (“Senior Secured Term Loan Facility”). The fourth amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to August 18, 2021, (ii) add a maximum leverage covenant of 5.0:1.0 which steps down by 0.25x on June 30 of each year commencing on June 30, 2018, (iii) increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, (iv) reduce the aggregate principal amount of the Senior Secured Term Loan Facility to $300,000, (v) increase principal amortization to 2.5% per annum, (vi) require a 3.0% upfront fee on the aggregate principal amount of the Senior Secured Term Loan Facility, and (vii) impose a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017.

The Company also entered into a fourth amendment (the “Revolving Amendment”) to the Revolving Credit Facility, which, among other things, extended the maturity date of the loans under the Revolving Credit Facility to the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

The Company borrowed a net amount of $20,000 on the Revolving Credit Facility in connection with the closing of the Term Loan Amendment and the Revolving Amendment. In addition, the Company recorded a loss on extinguishment of debt of $2,369 in the thirteen weeks ended September 30, 2017 associated with the Term Loan Amendment and the Revolving Amendment.

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In the thirteen weeks ended September 30, 2017, the Company capitalized $9,640 of fees associated with the Term Loan Amendment that will be amortized through August 18, 2021 and $57 of fees associated with the Revolving Amendment that will be amortized through May 18, 2021.

Long-term debt and revolving lines of credit consist of the following:

	September 30,	April 1,	October 1,
	2017	2017	2016
Senior secured term loan facility	$298,125	$316,760	$318,571
2014 Elfa term loan facility	2,943	3,358	4,199
2014 Elfa revolving credit facility	—	—	1,550
Obligations under capital leases	869	901	1,125
Other loans	75	119	166
Revolving credit facility	20,000	—	12,000
Total debt	322,012	321,138	337,611
Less current portion	(9,345)	(5,445)	(7,056)
Less deferred financing costs (1)	(11,371)	(3,667)	(4,581)
Total long-term debt	$301,296	$312,026	$325,974

(1)                     Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Under the Term Loan Amendment, the Company is now required to make quarterly principal repayments of $1,875 through June 20, 2021, with a balloon payment for the remaining balance due on August 18, 2021.

Related Party Debt

On August 18, 2017, Green Credit Investors, L.P. funded $20,000 of the $300,000 Senior Secured Term Loan Facility based on the same terms, including interest rates, repayment terms, and collateral, as all other lenders. Green Credit Investors, L.P. is a related party due to its affiliation with LGP, the majority shareholder of the outstanding common stock of the Company.  As of September 30, 2017, the principal amount due to Green Credit Investors, L.P. is $19,875, of which $500 is classified as current.

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

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(875)	$3,541	$(8,552)	$1,484

Denominator:
Weighted-average common shares — basic	48,058,231	47,991,445	48,053,084	47,989,210
Weighted-average common shares — diluted	48,058,231	48,001,112	48,053,084	47,995,766

Net (loss) income per common share - basic and diluted	$(0.02)	$0.07	$(0.18)	$0.03

Antidilutive securities not included:
Stock options outstanding	2,958,961	2,993,434	2,945,881	2,930,484
Nonvested restricted stock awards	107,614	100,383	95,455	24,829

5.  Income taxes

The Company’s effective income tax rate for the thirteen weeks ended September 30, 2017 was -144.4% compared to 41.6% for the thirteen weeks ended October 1, 2016. During the thirteen weeks ended September 30, 2017 the effective tax rate fell below the statutory rate due to earnings mix between domestic and foreign jurisdictions, the expiration of certain stock-based compensation awards, state tax rate changes and the effect of near breakeven pre-tax loss when in an income tax provision position. During the thirteen weeks ended October 1, 2016, the effective tax rate rose above the statutory rate due to earnings mix between domestic and foreign jurisdictions.

The Company’s effective income tax rate for the twenty-six weeks ended September 30, 2017 was 32.2% compared to 50.3% for the twenty-six weeks ended October 1, 2016. During the twenty-six weeks ended September 30, 2017, the effective tax rate fell below the statutory rate due to earnings mix between domestic and foreign jurisdictions coupled with our worldwide net loss position. During the twenty-six weeks ended October 1, 2016, the effective tax rate rose above the statutory rate due to earnings mix between domestic and foreign jurisdictions coupled with our worldwide net income position.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,117 as of September 30, 2017.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended September 30, 2017:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

Other comprehensive (loss) income before reclassifications, net of tax	1,891	(180)	6,328	8,039
Amounts reclassified to earnings, net of tax	509	-	-	509
Net current period other comprehensive (loss) income	2,400	(180)	6,328	8,548

Balance at September 30, 2017	$2,245	$(1,624)	$(14,716)	$(14,095)

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

During the twenty-six weeks ended September 30, 2017 and October 1, 2016, the TCS segment used forward contracts for 100% and 51% of inventory purchases in Swedish krona, respectively. During the twenty-six weeks ended September 30, 2017 and October 1, 2016, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $1,648 and $2,730, which represented 54% and 88% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended September 30, 2017 and October 1, 2016. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the twenty-six weeks ended September 30, 2017, the Company recognized a net loss of $181 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had a $2,245 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at September 30, 2017. Of the $2,245, $987 represents an unrealized gain for settled foreign currency hedge instruments related to inventory on hand as of September 30, 2017. The Company expects the unrealized gain of $987, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of September 30, 2017, April 1, 2017 and October 1, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			September 30,	April 1,	October 1,
Description		Balance Sheet Location	2017	2017	2016
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$5,445	$5,092	$4,620
Foreign currency forward contracts	Level 2	Other current assets	2,067	841	279
Total assets			$7,512	$5,933	$4,899

(1)   The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of September 30, 2017, April 1, 2017 and October 1, 2016, the estimated fair value of the Company’s long-term debt, including current maturities, was $311,578, $295,005, and $293,651, respectively.

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

Thirteen Weeks Ended September 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$202,321	$16,089	$-	$218,410
Intersegment sales	-	13,497	(13,497)	-
Adjusted EBITDA	23,446	3,448	(378)	26,516
Interest expense, net	5,800	73	-	5,873
Assets (1)	661,994	113,554	(3,595)	771,953

Thirteen Weeks Ended October 1, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$189,086	$15,974	$-	$205,060
Intersegment sales	-	12,985	(12,985)	-
Adjusted EBITDA	19,834	3,506	(1,040)	22,300
Interest expense, net	4,148	56	-	4,205
Assets (1)	673,314	106,446	(3,895)	775,865

Twenty-Six Weeks Ended September 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$369,380	$32,098	$-	$401,478
Intersegment sales	-	22,541	(22,541)	-
Adjusted EBITDA	29,210	4,591	(855)	32,946
Interest expense, net	9,957	141	-	10,098
Assets (1)	661,994	113,554	(3,595)	771,953

Twenty-Six Weeks Ended October 1, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$350,335	$32,173	$-	$382,508
Intersegment sales	-	21,822	(21,822)	-
Adjusted EBITDA (2)	31,152	4,486	(1,306)	34,332
Interest expense, net	8,203	112	-	8,315
Assets (1)	673,314	106,446	(3,895)	775,865

(1)   Tangible assets in the Elfa column are located outside of the United States.

(2)   The TCS segment includes a net benefit of $3.9 million related to amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016, leading to a reversal of accrued deferred compensation associated with the original employment agreements.

A reconciliation of Adjusted EBITDA by segment to (loss) income before taxes is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Adjusted EBITDA by segment:
TCS	$23,446	$19,834	$29,210	$31,152
Elfa	3,448	3,506	4,591	4,486
Eliminations	(378)	(1,040)	(855)	(1,306)
Total Adjusted EBITDA	26,516	22,300	32,946	34,332
Depreciation and amortization	(9,505)	(9,478)	(19,047)	(18,825)
Interest expense, net	(5,873)	(4,205)	(10,098)	(8,315)
Pre-opening costs (a)	(1,418)	(2,544)	(2,804)	(3,640)
Non-cash rent (b)	276	254	737	672
Stock-based compensation (c)	(510)	(391)	(1,004)	(756)
Loss on extinguishment of debt (d)	(2,369)	-	(2,369)	-
Foreign exchange (losses) gains (e)	(130)	306	(54)	264
Optimization Plan implementation charges (f)	(6,786)	-	(10,320)	-
Elfa manufacturing facility closure (g)	(517)	-	(517)	-
Other adjustments (h)	(42)	(175)	(90)	(747)
(Loss) income before taxes	$(358)	$6,067	$(12,620)	$2,985

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

(d)   Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(e)   Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)    Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.

(g)   Charges related to the expected closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(h)   Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

11.  Optimization Plan

On May 23, 2017, the Company announced a four-part plan designed to optimize its consolidated business and drive improved sales and profitability (the “Optimization Plan”), which included sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts.

In the thirteen weeks and twenty-six weeks ended September 30, 2017, the Company incurred the following charges related to the implementation of the Optimization Plan:

		Thirteen Weeks Ended	Twenty-Six Weeks Ended

	Income Statement Location	September 30, 2017	September 30, 2017
Consulting fees	Selling, general & administrative	$6,680	$6,680
Severance - full-time position eliminations at TCS	Other expenses	26	1,836
Severance - organizational realignment at Elfa	Other expenses	80	1,804
Total Optimization Plan charges		$6,786	$10,320

Certain aspects of the Optimization Plan meet the definition of exit or disposal costs as defined in the Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations.  The following table summarizes the exit or disposal activities during the twenty-six weeks ended September 30, 2017:

TCS Position Eliminations
Severance
Liability Balance as of April 1, 2017	-
Costs Incurred	1,810
Payments	(1,089)
Liability Balance as of July 1, 2017	$721
Costs Incurred	26
Payments	(480)
Liability Balance as of September 30, 2017	$267

As of September 30, 2017
Total costs incurred to date	$1,836
Total costs expected to be incurred	$1,836

The balance of $267 as of September 30, 2017 is recorded in the Accrued liabilities line item in the Consolidated Balance Sheets. The Company does not expect future severance costs to be incurred related to full-time position eliminations at TCS as the actions were completed during the first quarter of fiscal 2017.

12.  Elfa manufacturing facility closure

During the thirteen weeks ended September 30, 2017, the Company approved a plan to close the Elfa manufacturing facility in Lahti, Finland, effective on December 31, 2017. The Company recorded $517 as other expenses in connection with the closure of the manufacturing facility in the thirteen weeks ended September 30, 2017, which includes a charge to the reserve for inventory obsolescence and accelerated depreciation on machinery and equipment.

13.  Stock-based compensation

On September 12, 2017, the Company’s shareholders approved The Container Store Group Inc. Amended and Restated 2013 Incentive Award Plan (the “Amended and Restated Plan”), which previously had been approved by the Company’s Board of Directors. The Amended and Restated Plan (i) increases the number of shares of common stock available for issuance under such plan from 3,616,570 shares to 11,116,570 shares; (ii) allows awards under the Amended and Restated Plan to continue to qualify as tax-deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended; and (iii) makes certain minor technical changes to the terms of the Amended and Restated Plan.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2017 ends on March 31, 2018, fiscal 2016 ended on April 1, 2017, and fiscal 2015 ended on February 27, 2016. The second quarter of fiscal 2017 ended on September 30, 2017 and the second quarter of fiscal 2016 ended on October 1, 2016, and both included thirteen weeks.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for customized organization solutions and services. Our customers are highly educated and very busy — from college students to empty nesters. We service them with storage and organization solutions to accomplish projects that save them space and time and ultimately improve the quality of their lives.  We believe an organized life is a happy life.

Our operations consist of two operating segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of September 30, 2017, we operated 88 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. We also offer all of our products directly to customers, including business-to-business customers, through our website, responsive mobile site, and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

The Company expects to incur pre-tax charges associated with the implementation of the Optimization Plan of approximately $11 million in fiscal 2017. The expected annualized pre-tax savings associated with the Optimization Plan are approximately $20 million, of which approximately $13 to $15 million is expected to be realized in fiscal 2017.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented. For segment data, see Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net sales	$218,410	$205,060	$401,478	$382,508
Cost of sales (excluding depreciation and amortization)	92,036	86,705	171,494	159,458
Gross profit	126,374	118,355	229,984	223,050
Selling, general, and administrative expenses (excluding depreciation and amortization)	106,332	95,518	202,972	187,831
Stock-based compensation	510	391	1,004	756
Pre-opening costs	1,418	2,544	2,804	3,640
Depreciation and amortization	9,505	9,478	19,047	18,825
Other expenses	623	108	4,157	657
Loss on disposal of assets	102	44	153	41
Income (loss) from operations	7,884	10,272	(153)	11,300
Interest expense	5,873	4,205	10,098	8,315
Loss on extinguishment of debt	2,369	-	2,369	-
(Loss) income before taxes	(358)	6,067	(12,620)	2,985
Provision (benefit) for income taxes	517	2,526	(4,068)	1,501
Net (loss) income	$(875)	$3,541	$(8,552)	$1,484

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.1%	42.3%	42.7%	41.7%
Gross profit	57.9%	57.7%	57.3%	58.3%
Selling, general and administrative expenses (excluding depreciation and amortization)	48.7%	46.6%	50.6%	49.1%
Stock-based compensation	0.2%	0.2%	0.3%	0.2%
Pre-opening costs	0.6%	1.2%	0.7%	1.0%
Depreciation and amortization	4.4%	4.6%	4.7%	4.9%
Other expenses	0.3%	0.1%	1.0%	0.2%
Loss on disposal of assets	0.0%	0.0%	0.0%	0.0%
Income (loss) from operations	3.6%	5.0%	(0.0%)	3.0%
Interest expense	2.7%	2.1%	2.5%	2.2%
Loss on extinguishment of debt	1.1%	0.0%	0.6%	0.0%
(Loss) income before taxes	(0.2%)	3.0%	(3.1%)	0.8%
Provision (benefit) for income taxes	0.2%	1.2%	(1.0%)	0.4%
Net (loss) income	(0.4%)	1.7%	(2.1%)	0.4%
Operating data:
Comparable store sales(1)	1.9%	(4.2%)	0.4%	(3.0%)
Number of stores open at end of period	88	82	88	82
Non-GAAP measures(2):
Adjusted EBITDA(3)	$26,516	$22,300	$32,946	$34,332
Adjusted net income (loss) (4)	$5,544	$3,653	$70	$(576)
Adjusted net income (loss) per diluted share (4)	$0.12	$0.08	$0.00	$(0.01)

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

(2) We have presented EBITDA, Adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

(3) EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with our Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

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

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net (loss) income	$(875)	$3,541	$(8,552)	$1,484
Depreciation and amortization	9,505	9,478	19,047	18,825
Interest expense, net	5,873	4,205	10,098	8,315
Income tax provision (benefit)	517	2,526	(4,068)	1,501
EBITDA	15,020	19,750	16,525	30,125
Pre-opening costs (a)	1,418	2,544	2,804	3,640
Non-cash rent (b)	(276)	(254)	(737)	(672)
Stock-based compensation (c)	510	391	1,004	756
Loss on extinguishment of debt (d)	2,369	-	2,369	-
Foreign exchange losses (gains) (e)	130	(306)	54	(264)
Optimization Plan implementation charges (f)	6,786	-	10,320	-
Elfa manufacturing facility closure (g)	517	-	517	-
Other adjustments (h)	42	175	90	747
Adjusted EBITDA	$26,516	$22,300	$32,946	$34,332

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

(d)                     Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(e)                      Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)                       Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.

(g)                      Charges related to the expected closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(h)                     Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4) Adjusted net income (loss) and adjusted net income (loss) per diluted share have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per diluted share as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per diluted share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income (loss) and adjusted net income (loss) per diluted share because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

We have included a presentation of adjusted net income (loss) and adjusted net income (loss) per diluted share for the thirteen and twenty-six weeks ended October 1, 2016 to show the net impact of the amended and restated employment agreements entered into with key executives during the thirteen and twenty-six weeks ended October 1, 2016 (“management transition costs (benefits)”). Although we disclosed the net positive impact of the amended and restated employment agreements in our discussions of earnings per share and SG&A in our fiscal 2016 filings with the SEC, we did not adjust for the net impact of these agreements in our fiscal 2016 presentation of adjusted net income (loss) and adjusted net income (loss) per diluted share. However, in the thirteen and twenty-six weeks ended September 30, 2017, our Optimization Plan has caused us to incur similar charges that we believe are not indicative of our core operating performance, and we expect to continue to incur such charges in the remainder of fiscal 2017. As a result, we believe that adjusting net (loss) income and net (loss ) income per diluted share in the thirteen and twenty-six weeks ended October 1, 2016 for management transition costs (benefits), in addition to adjusting net (loss) income and net (loss) income per diluted share for the thirteen and twenty-six weeks ended September 30, 2017 for charges incurred as part of the implementation of our Optimization Plan will assist investors in comparing our core operating performance across reporting periods on a consistent basis.

A reconciliation of the GAAP financial measures of net loss and net loss per diluted share to the non-GAAP financial measures of adjusted net loss and adjusted net loss per diluted share is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(875)	$3,541	$(8,552)	$1,484
Management transition costs (benefits) (a)	-	108	-	(3,253)
Elfa manufacturing facility closure (b)	517	-	517	-
Loss on extinguishment of debt (c)	2,369	-	2,369	-
Optimization Plan implementation charges (d)	6,786	-	10,320	-
Taxes (e)	(3,253)	4	(4,584)	1,193
Adjusted net income (loss)	$5,544	$3,653	$70	$(576)

Denominator:
Weighted average common shares outstanding - diluted	48,058,231	48,001,112	48,053,084	47,995,766

Adjusted net income (loss) per common share - diluted	$0.12	$0.08	$0.00	$(0.01)

(a)                     Certain management transition costs incurred and benefits realized, including the impact of amended and restated employment agreements entered into with key executives during fiscal 2016, which resulted in the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, partially offset by cash severance payments, which we do not consider in our evaluation of ongoing performance.

(b)                     Charges related to the expected closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(c)                      Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(d)                     Charges incurred to implement our Optimization Plan, which includes certain consulting costs recorded in selling, general and administrative expenses, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.

(e)                      Tax impact of adjustments to net (loss) income, which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended September 30, 2017 Compared to Thirteen Weeks Ended October 1, 2016

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended September 30, 2017 and October 1, 2016:

	September 30, 2017	% total	October 1, 2016	% total
TCS net sales	$202,321	92.6%	$189,086	92.2%
Elfa third party net sales	16,089	7.4%	15,974	7.8%
Net sales	$218,410	100.0%	$205,060	100.0%

Net sales in the thirteen weeks ended September 30, 2017 increased by $13,350, or 6.5%, compared to the thirteen weeks ended October 1, 2016. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended October 1, 2016	$205,060
Incremental net sales increase (decrease) due to:
New stores	9,674
Comparable stores (including a $2,507, or 17.6%, increase in online sales)	3,452
Elfa third party net sales (excluding impact of foreign currency translation)	(650)
Impact of foreign currency translation on Elfa third party net sales	765
Shipping and delivery	109
Net sales for the thirteen weeks ended September 30, 2017	$218,410

In the thirteen weeks ended September 30, 2017, nine new stores generated $9,674 of incremental net sales, seven of which were opened during fiscal 2016 and two of which were opened in the first half of fiscal 2017. Additionally, comparable stores generated $3,452, or 1.9%, of incremental net sales. Elfa third party net sales increased $115 in the thirteen weeks ended September 30, 2017. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended September 30, 2017 and thirteen weeks ended October 1, 2016, Elfa third party net sales decreased $650 primarily due to lower net sales in the Nordic markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended September 30, 2017 increased by $8,019, or 6.8%, compared to the thirteen weeks ended October 1, 2016. The increase in gross profit was primarily the result of increased consolidated net sales, combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended September 30, 2017 and October 1, 2016 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 30, 2017	October 1, 2016
TCS gross margin	57.1%	57.3%
Elfa gross margin	38.2%	38.2%
Total gross margin	57.9%	57.7%

TCS gross margin declined 20 basis points, as higher costs associated with our installation services business and growth in lower gross margin business-to-business sales were partially offset by lower promotional activities and the benefit of favorable foreign currency contracts during the quarter. Elfa segment gross margin remained consistent at 38.2%, as higher direct materials costs were offset by production efficiencies during the quarter. In total, gross margin increased 20 basis points primarily due to increased sales of higher-margin elfa® products during the thirteen weeks ended September 30, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended September 30, 2017 increased by $10,814, or 11.3%, compared to the thirteen weeks ended October 1, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 210 basis points. The following table summarizes selling, general and administrative expenses as a percentage of total net sales for the thirteen weeks ended September 30, 2017 and October 1, 2016:

	September 30, 2017	October 1, 2016
	% of Net sales	% of Net sales
TCS selling, general and administrative	45.0%	43.0%
Elfa selling, general and administrative	3.7%	3.6%
Total selling, general and administrative	48.7%	46.6%

TCS selling, general and administrative expenses increased by 200 basis points as a percentage of consolidated net sales. This was primarily due to consulting costs incurred as part of the Optimization Plan, which contributed 310 basis points of the increase. This increase was partially offset by a 110 basis point improvement in TCS selling, general and administrative expenses as a percentage of net sales, primarily due to ongoing savings and efficiency efforts, inclusive of savings from the Optimization Plan, as well as lower self-insurance costs, partially offset by increased occupancy costs. Elfa selling, general and administrative expenses increased by 10 basis points as a percentage of consolidated net sales, primarily due to a negative impact from foreign currency exchange rates.

Pre-opening costs

Pre-opening costs decreased by $1,126, or 44.3%, in the thirteen weeks ended September 30, 2017 to $1,418, as compared to $2,544 in the thirteen weeks ended October 1, 2016. We opened one new store in the thirteen weeks ended September 30, 2017, and we opened two new stores in the thirteen weeks ended October 1, 2016.

Other expenses

Other expenses of $623 were recorded in the thirteen weeks ended September 30, 2017. The Company recorded $517 of expenses in connection with the expected closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, which are primarily related to an increase in the reserve for inventory obsolescence related to raw materials that are expected to be disposed of upon closure of the facility. The Company expects to incur approximately $1,000 of total expenses related to the closure of the manufacturing facility in fiscal 2017.  Additionally, the Company incurred $106 of charges related to the implementation of the Optimization Plan.

Interest expense and loss on extinguishment of debt

Interest expense increased by $1,668, or 39.7%, in the thirteen weeks ended September 30, 2017 to $5,873, as compared to $4,205 in the thirteen weeks ended October 1, 2016.  On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during the thirteen weeks ended September 30, 2017. The Company expects to incur approximately $25,000 of total interest expense in fiscal 2017.

Additionally, as a result of the Term Loan Amendment, the Company recorded $2,369 of loss on extinguishment of debt in the thirteen weeks ended September 30, 2017.

Taxes

The provision for income taxes in the thirteen weeks ended September 30, 2017 was $517 as compared to $2,526 in the thirteen weeks ended October 1, 2016. The effective tax rate for the thirteen weeks ended September 30, 2017 was -144.4%, as compared to 41.6% in the thirteen weeks ended October 1, 2016. The decrease in the effective tax rate is primarily due to changes in the mix of domestic and foreign earnings, the expiration of certain stock-based compensation awards, the effect of state tax rate changes and the impact of a near breakeven pre-tax loss position in the thirteen weeks ended September 30, 2017, as compared to a pre-tax income position in the thirteen weeks ended October 1, 2016.

Twenty-Six Weeks Ended September 30, 2017 Compared to Twenty-Six Weeks Ended October 1, 2016

Net sales

The following table summarizes our net sales for the twenty-six weeks ended September 30, 2017 and October 1, 2016:

	September 30, 2017	% total	October 1, 2016	% total
TCS net sales	$369,380	92.0%	$350,335	91.6%
Elfa third party net sales	32,098	8.0%	32,173	8.4%
Net sales	$401,478	100.0%	$382,508	100.0%

Net sales in the twenty-six weeks ended September 30, 2017 increased by $18,970, or 5.0%, compared to the twenty-six weeks ended October 1, 2016. This increase is comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended October 1, 2016	$382,508
Incremental net sales increase (decrease) due to:
New stores	17,302
Comparable stores (including a $4,827, or 18.7%, increase in online sales)	1,512
Elfa third party net sales (excluding impact of foreign currency translation)	325
Impact of foreign currency translation on Elfa third party net sales	(400)
Shipping and delivery	231
Net sales for the twenty-six weeks ended September 30, 2017	$401,478

In the twenty-six weeks ended September 30, 2017, eleven new stores generated $17,302 of incremental net sales, nine of which were opened prior to or during fiscal 2016 and two of which were opened in the first half of fiscal 2017. Additionally, comparable stores generated $1,512, or 0.4%, of incremental net sales. Elfa third party net sales decreased $75 during the twenty-six weeks ended September 30, 2017. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended September 30, 2017 and the twenty-six weeks ended October 1, 2016, Elfa third party net sales increased $325 primarily due to higher net sales in Russia, partially offset by lower net sales in the Nordic markets.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended September 30, 2017 increased by $6,934, or 3.1%, compared to the twenty-six weeks ended October 1, 2016. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended September 30, 2017 and October 1, 2016 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 30, 2017	October 1, 2016
TCS gross margin	56.8%	57.9%
Elfa gross margin	38.6%	40.0%
Total gross margin	57.3%	58.3%

On a consolidated basis, gross margin decreased 100 basis points as a result of decreased gross margin at TCS and Elfa during the quarter. TCS gross margin declined 110 basis points, primarily due to higher costs associated with our installation services business, combined with a greater portion of sales generated by merchandise campaigns during the first quarter of fiscal 2017, as well as strong sales growth in lower gross margin business-to-business sales. Elfa segment gross margin declined 140 basis points, primarily due to higher direct materials costs.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended September 30, 2017 increased by $15,141, or 8.1%, compared to the twenty-six weeks ended October 1, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 150 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the twenty-six weeks ended September 30, 2017 and October 1, 2016:

	September 30, 2017	October 1, 2016
	% of Net sales	% of Net sales
TCS selling, general and administrative	46.4%	44.7%
Elfa selling, general and administrative	4.2%	4.4%
Total selling, general and administrative	50.6%	49.1%

TCS selling, general and administrative expenses increased by 170 basis points as a percentage of consolidated net sales. The increase was primarily due to consulting costs incurred as part of the Optimization Plan, which contributed 170 basis points to the increase in the first half of fiscal 2017. Additionally, the impact of amended and restated employment agreements entered into with key executives during the first half of fiscal 2016, which led to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, contributed a 100 basis points benefit in the twenty-six weeks ended October 1, 2016. This combined 270 basis points year-over-year increase was partially offset by a 100 basis point improvement in TCS selling, general and administrative expenses as a percentage of net sales, primarily due to ongoing savings and efficiency efforts, inclusive of savings from the Optimization Plan, as well as lower self-insurance costs, partially offset by increased occupancy costs. Elfa selling, general and administrative expenses decreased by 20 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $836, or 23.0% in the twenty-six weeks ended September 30, 2017 to $2,804, as compared to $3,640 in the twenty-six weeks ended October 1, 2016. We opened two new stores in the twenty-six weeks ended September 30, 2017, and we opened three new stores in the twenty-six weeks ended October 1, 2016.

Other expenses

Other expenses of $4,157 were recorded in the twenty-six weeks ended September 30, 2017, which were primarily related to severance costs associated with the Optimization Plan. The Company incurred $1,836 of severance charges associated with the elimination of certain full-time positions at TCS, as well as $1,804 of severance charges associated with organizational realignment at Elfa. Additionally, other expenses of $517 were recorded in connection with the expected closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, which are primarily related to an increase in the reserve for inventory obsolescence related to raw materials that are expected to be disposed of upon closure of the facility. The Company expects to incur approximately $1,000 of total expenses related to the closure of the manufacturing facility in fiscal 2017.

Interest expense and loss on extinguishment of debt

Interest expense increased by $1,783, or 21.4%, in the twenty-six weeks ended September 30, 2017 to $10,098, as compared to $8,315 in the twenty-six weeks ended October 1, 2016.  On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during the thirteen weeks ended September 30, 2017. The Company expects to incur approximately $25,000 of total interest expense in fiscal 2017.

Additionally, as a result of the Term Loan Amendment, the Company recorded $2,369 of loss on extinguishment of debt in the twenty-six weeks ended September 30, 2017.

Taxes

The benefit for income taxes in the twenty-six weeks ended September 30, 2017 was $4,068, as compared to a provision for income taxes of $1,501 in the twenty-six weeks ended October 1, 2016. The effective tax rate for the twenty-six weeks ended September 30, 2017 was 32.2%, as compared to 50.3% in the twenty-six weeks ended October 1, 2016. The decrease in the effective tax rate is primarily due to changes in the mix between domestic and foreign earnings, combined with the impact of a pre-tax loss position in the twenty-six weeks ended September 30, 2017, as compared to a pre-tax income position in the twenty-six weeks ended October 1, 2016.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $17,170 as of September 30, 2017) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including the distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 24 months.

At September 30, 2017, we had $10,145 of cash, of which $4,850 was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S. In addition, we had $58,584 of additional availability under the Revolving Credit Facility and approximately $17,170 of additional availability under the 2014 Elfa Revolving Credit Facility as of September 30, 2017. There were $4,117 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended

	September 30,	October 1,
	2017	2016
Net cash provided by operating activities	$22,956	$13,418
Net cash used in investing activities	(13,111)	(15,207)
Net cash (used in) provided by financing activities	(10,824)	2,214
Effect of exchange rate changes on cash	388	95
Net (decrease) increase in cash	$(591)	$520

Net cash provided by operating activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $22,956 for the twenty-six weeks ended September 30, 2017. Non-cash items of $19,664 and a net change in operating assets and liabilities of $11,844, primarily due to an increase in accounts payable and accrued liabilities, were partially offset by net loss of $8,552 during the twenty-six weeks ended September 30, 2017.

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

Our total capital expenditures for the twenty-six weeks ended September 30, 2017 were $13,129 with new store openings, relocations and existing store remodels accounting for more than half of spending at $7,844. We opened two new stores during the twenty-six weeks ended September 30, 2017. The remaining capital expenditures of $5,285 were primarily for investments in information technology, our corporate offices and distribution center enhancements.

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

Net cash (used in) provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the Elfa Revolving Credit Facility.

Net cash used in financing activities was $10,824 for the twenty-six weeks ended September 30, 2017. This included $11,234 for payment of debt issuance costs, net payments of $19,551 for repayment of long-term indebtedness, and $39 for taxes paid with the withholding of shares upon vesting of restricted stock awards partially offset by net proceeds of $20,000 from borrowings under the Revolving Credit Facility.

Net cash provided by financing activities was $2,214 for the twenty-six weeks ended October 1, 2016. This included net proceeds of $7,000 from borrowings under the Revolving Credit Facility partially offset by net payments of $2,026 on the 2014 Elfa Revolving Credit Facility and payments of $2,760 for repayment of long-term indebtedness.

As of September 30, 2017, TCS had a total of $58,584 of unused borrowing availability under the Revolving Credit Facility, and $20,000 of borrowings outstanding under the Revolving Credit Facility.

As of September 30, 2017, Elfa had a total of $17,170 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and no borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”). On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to August 18, 2021, (ii) add a maximum leverage covenant of 5.0:1.0 which steps down by 0.25x on June 30 of each year commencing on June 30, 2018, (iii) increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, (iv) reduce the aggregate principal amount of the Senior Secured Term Loan Facility to $300,000, (v) increase principal amortization to 2.5% per annum, (vi) require a 3.0% upfront fee on the aggregate principal amount of the Senior Secured Term Loan Facility, and (vii) impose a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017. Leonard Green & Partners, L.P. which, together with certain of its affiliates, beneficially owns a majority of the outstanding common stock of the Company, funded $20,000 of the $300,000 Senior Secured Term Loan Facility.

Under the Senior Secured Term Loan Facility, we had $298,125 in outstanding borrowings as of September 30, 2017 and the interest rate on such borrowings is LIBOR + 7.00%, subject to a LIBOR floor of 1.00%.  The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,875 through June 30, 2021, with a balloon payment for the remaining balance due on August 18, 2021.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of September 30, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On August 18, 2017, the Company entered into a fourth amendment (the “Revolving Amendment”) to the Revolving Credit Facility dated as of April 6, 2012, which, among other things, extend the maturity date of the loans under the Revolving Credit Facility to the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

The aggregate principal amount of the facility is $100,000.  Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of September 30, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $7,359 as of September 30, 2017) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $17,170 as of September 30, 2017) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior

Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $368 as of September 30, 2017) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of September 30, 2017, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017. As of September 30, 2017, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017, other than those shown in the table below and those which occur in the normal course of business. The table below has been updated to reflect our contractual obligations as of September 30, 2017 related to the Term Loan Amendment and Revolving Amendment executed in the second fiscal quarter of 2017.

	Payments due by period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$298,125	$7,500	$15,000	$275,625	$-
Revolving loans	20,000	-	-	20,000	-
Unrecorded contractual obligations
Estimated interest(1)	101,887	29,275	51,091	21,520	-
Total	$420,012	$36,775	$66,091	$317,145	$-

(1)          For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of September 30, 2017, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of September 30, 2017 has not materially changed since April 1, 2017. Our market risk profile as of April 1, 2017 is disclosed in our Annual Report on Form 10-K filed with the SEC on June 1, 2017. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                                        DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                                                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                                        OTHER INFORMATION

None.

ITEM 6.                                                                        EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8-K	001-36161	10.1	9/18/17

10.2	Amendment No. 4 to Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto (Term Loan Amendment)	8-K	001-36161	10.1	8/21/17

10.3	Amendment No. 4 to Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto (Revolving Amendment)	8-K	001-36161	10.2	8/21/17

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation					*

*                                        Filed herewith.

**                                      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: November 8, 2017	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: November 8, 2017	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)