Form 10-Q
period 2017-12-30
Container Store Group, Inc.
filed 2018-02-07
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0565401
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 Freeport Parkway, Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Codes)

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

The registrant had 48,328,840 shares of its common stock outstanding as of February 2, 2018.

The Container Store Group, Inc.

Consolidated balance sheets

	December 30,	April 1,	December 31,
	2017	2017	2016
(In thousands)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$22,653	$10,736	$18,491
Accounts receivable, net	29,548	27,476	31,344
Inventory	110,391	103,120	109,009
Prepaid expenses	11,668	10,550	10,815
Income taxes receivable	1,450	16	-
Other current assets	10,338	10,787	12,319
Total current assets	186,048	162,685	181,978
Noncurrent assets:
Property and equipment, net	160,836	165,498	166,428
Goodwill	202,815	202,815	202,815
Trade names	230,379	226,685	226,050
Deferred financing costs, net	329	320	343
Noncurrent deferred tax assets, net	2,308	2,139	1,080
Other assets	1,684	1,692	1,420
Total noncurrent assets	598,351	599,149	598,136
Total assets	$784,399	$761,834	$780,114

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 30,	April 1,	December 31,
	2017	2017	2016
(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53,757	$44,762	$49,057
Accrued liabilities	73,539	60,107	64,552
Current portion of long-term debt (see Note 3 for amounts due to related party)	9,465	5,445	5,390
Income taxes payable	1,690	2,738	4,156
Total current liabilities	138,451	113,052	123,155
Noncurrent liabilities:
Long-term debt (see Note 3 for amounts due to related party)	304,638	312,026	332,900
Noncurrent deferred tax liabilities, net	56,706	80,679	79,672
Deferred rent and other long-term liabilities	32,941	34,287	33,020
Total noncurrent liabilities	394,285	426,992	445,592
Total liabilities	532,736	540,044	568,747

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,072,187 shares issued at December 30, 2017; 48,045,114 shares issued at April 1, 2017; 48,003,359 shares issued at December 31, 2016	481	480	480
Additional paid-in capital	860,827	859,102	858,460
Accumulated other comprehensive loss	(14,323)	(22,643)	(24,047)
Retained deficit	(595,322)	(615,149)	(623,526)
Total shareholders’ equity	251,663	221,790	211,367
Total liabilities and shareholders’ equity	$784,399	$761,834	$780,114

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
(In thousands, except share and per share amounts) (unaudited)	2017	2016	2017	2016
Net sales	$222,986	$216,380	$624,464	$598,888
Cost of sales (excluding depreciation and amortization)	92,425	90,678	263,919	250,136
Gross profit	130,561	125,702	360,545	348,752
Selling, general, and administrative expenses (excluding depreciation and amortization)	103,894	100,206	306,866	288,037
Stock-based compensation	585	599	1,589	1,355
Pre-opening costs	1,872	2,918	4,676	6,558
Depreciation and amortization	9,477	9,236	28,524	28,061
Other expenses	751	182	4,908	839
Loss on disposal of assets	83	-	236	41
Income from operations	13,899	12,561	13,746	23,861
Interest expense	7,300	4,119	17,398	12,434
Loss on extinguishment of debt	-	-	2,369	-
Income (loss) before taxes	6,599	8,442	(6,021)	11,427
(Benefit) provision for income taxes	(21,780)	3,350	(25,848)	4,851
Net income	$28,379	$5,092	$19,827	$6,576

Net income per common share - basic and diluted	$0.59	$0.11	$0.41	$0.14

Weighted-average common shares - basic	48,067,754	47,999,535	48,057,974	47,992,652
Weighted-average common shares - diluted	48,167,882	48,022,499	48,128,682	48,002,495

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
(In thousands) (unaudited)	2017	2016	2017	2016
Net income	$28,379	$5,092	$19,827	$6,576
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(595), $(391), $951, and $(407)	(713)	(610)	1,687	(636)
Pension liability adjustment	5	71	(175)	146
Foreign currency translation adjustment	480	(4,296)	6,808	(7,721)
Comprehensive income (loss)	$28,151	$257	$28,147	$(1,635)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 30,	December 31,
(In thousands) (unaudited)	2017	2016
Operating activities
Net income	$19,827	$6,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,524	28,061
Stock-based compensation	1,589	1,355
Loss on disposal of property and equipment	236	41
Loss on extinguishment of debt	2,369	-
Deferred tax benefit	(27,255)	(1,044)
Noncash interest	1,905	1,441
Other	326	(135)
Changes in operating assets and liabilities:
Accounts receivable	(727)	(9,843)
Inventory	(2,665)	(25,686)
Prepaid expenses and other assets	233	2,932
Accounts payable and accrued liabilities	19,627	19,882
Income taxes	(2,461)	5,089
Other noncurrent liabilities	(2,136)	(4,794)
Net cash provided by operating activities	39,392	23,875

Investing activities
Additions to property and equipment	(20,101)	(21,010)
Proceeds from sale of property and equipment	19	7
Net cash used in investing activities	(20,082)	(21,003)

Financing activities
Borrowings on revolving lines of credit	47,054	43,135
Payments on revolving lines of credit	(47,054)	(46,653)
Borrowings on long-term debt	335,000	30,000
Payments on long-term debt	(331,885)	(19,121)
Payment of taxes with shares withheld upon restricted stock vesting	(39)	-
Payment of debt issuance costs	(11,246)	-
Net cash (used in) provided by financing activities	(8,170)	7,361

Effect of exchange rate changes on cash	777	(551)
Net increase in cash	11,917	9,682
Cash at beginning of period	10,736	8,809
Cash at end of period	$22,653	$18,491

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$894	$304
Capital lease obligation incurred	$178	$658

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless

otherwise stated)

December 30, 2017

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company. As of December 30, 2017, The Container Store, Inc. operates 90 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”) designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended December 30, 2017 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on or about December 24 and runs into February.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under ASC Topic 350. Under the new guidance, an entity should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, an entity should recognize an impairment charge based on that difference, limited to the total amount of goodwill allocated to that reporting unit. The Company elected to early adopt this standard in the third quarter of fiscal 2017 on a prospective basis. The adoption of ASU 2017-04 did not result in a material impact to the Company’s financial statements.

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

2. Detail of certain balance sheet accounts

	December 30,	April 1,	December 31,
	2017	2017	2016
Inventory:
Finished goods	$104,714	$98,438	$104,374
Raw materials	5,139	4,183	4,288
Work in progress	538	499	347
	$110,391	$103,120	$109,009

Accrued liabilities:
Accrued payroll, benefits, and bonuses	$26,526	$20,897	$21,859
Unearned revenue	10,197	7,708	8,651
Accrued transaction and property tax	12,621	11,086	11,203
Gift cards and store credits outstanding	9,984	9,229	10,147
Accrued lease liabilities	6,329	4,767	4,815
Accrued interest	156	143	194
Other accrued liabilities	7,726	6,277	7,683
	$73,539	$60,107	$64,552

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

On August 18, 2017, the Company also entered into a fourth amendment (the “Revolving Amendment”) to the Revolving Credit Facility, which, among other things, extended the maturity date of the loans under the Revolving Credit Facility to the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

In connection with the closing of the Term Loan Amendment and the Revolving Amendment, the Company borrowed a net amount of $20,000 on the Revolving Credit Facility. In addition, the Company recorded a loss on extinguishment of debt of $2,369 in the thirteen weeks ended September 30, 2017 associated with the Term Loan Amendment and the Revolving Amendment.

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

Long-term debt and revolving lines of credit consist of the following:

	December 30,	April 1,	December 31,

	2017	2017	2016
Senior secured term loan facility	$296,250	$316,760	$317,666
2014 Elfa term loan facility	2,569	3,358	3,634
Obligations under capital leases	865	901	974
Other loans	49	119	140
Revolving credit facility	25,000	-	20,000
Total debt	324,733	321,138	342,414
Less current portion	(9,465)	(5,445)	(5,390)
Less deferred financing costs (1)	(10,630)	(3,667)	(4,124)
Total long-term debt	$304,638	$312,026	$332,900

(1)                      Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Under the Term Loan Amendment, the Company is now required to make quarterly principal repayments of $1,875 through June 20, 2021, with a balloon payment for the remaining balance due on August 18, 2021.

Related Party Debt

On August 18, 2017, Green Credit Investors, L.P. funded $20,000 of the $300,000 Senior Secured Term Loan Facility based on the same terms, including interest rates, repayment terms, and collateral, as all other lenders. Green Credit Investors, L.P. is a related party due to its affiliation with LGP, the majority shareholder of the outstanding common stock of the Company.  As of December 30, 2017, the principal amount due to Green Credit Investors, L.P. is $11,800, of which $299 is classified as current.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
Numerator:
Net income	$28,379	$5,092	$19,827	$6,576

Denominator:
Weighted-average common shares — basic	48,067,754	47,999,535	48,057,974	47,992,652
Weighted-average common shares — diluted	48,167,882	48,022,499	48,128,682	48,002,495

Net income per common share - basic and diluted	$0.59	$0.11	$0.41	$0.14

Antidilutive securities not included:
Stock options outstanding	3,157,843	3,001,940	3,016,359	2,954,043
Nonvested restricted stock awards	42,541	-	40,643	-

5.  Income taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made numerous changes to federal corporate tax law, including reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and allowing for the immediate expensing of qualified property purchases, among others. As of December 30, 2017, the Company had not completed the accounting for the tax effects of enactment of the Tax Act; however, a reasonable estimate of the effects on our existing deferred tax balances has been recorded as a provisional amount in our consolidated financial statements. The Company has not been able to reasonably estimate the one-time transition tax on the earnings of foreign subsidiaries and continues to account for foreign earnings based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, the Company’s measurement period for implementing the accounting changes required by the Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740, Income Taxes, in a subsequent reporting period within the measurement period.

Provisional amounts for remeasurement of deferred tax balances

Deferred tax balances were remeasured based on the rates at which they are expected to reverse in the future, generally 21% pursuant to the Tax Act.  However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the thirteen weeks ended December 30, 2017, a provisional benefit of $24,253 was recognized related to the remeasurement of the Company’s deferred tax balances, which is included as a component of (benefit) provision for income taxes on the consolidated statement of operations.

One-time transition tax on earnings of foreign subsidiaries

The one-time transition tax is based on accumulated earnings and profits (“E&P”) from our 1999 acquisition of Elfa for which U.S. income taxes were previously deferred. The Company has not made sufficient progress on the E&P and foreign tax pool analysis for its foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, provisional amounts have not been recorded. The Company does not have all the necessary information available, prepared or analyzed as it relates to how Elfa’s intercompany and restructuring transactions impact E&P and the tax pools. In addition, the foreign cash balance at the end of the fiscal year (March 31, 2018) is unknown. Because the transition tax is based in part on the amount of earnings and profits held in cash and other specified assets as measured as of March 31, 2018, we are unable to determine a reasonable estimate of the transition tax. The Company continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Act. No deferred taxes have been recorded because the Company has determined these amounts are indefinitely reinvested.

Effective tax rate

In the thirteen weeks ended December 30, 2017, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 35% to 21% as a result of the Tax Act. The rate change is administratively effective for fiscal 2017, using a blended rate for the annual period. As a result, the blended statutory rate for fiscal 2017 is 31.5%.

The Company’s effective income tax rate for the thirteen weeks ended December 30, 2017 was -330.1% compared to 39.7% for the thirteen weeks ended December 31, 2016. During the thirteen weeks ended December 30, 2017 the effective tax rate fell below the blended statutory rate of 31.5% primarily due to the estimated impact of the Tax Act, which was primarily driven by the remeasurement of deferred tax balances. During the thirteen weeks ended December 31, 2016, the effective tax rate rose above the statutory rate of 35% due to earnings mix between domestic and foreign jurisdictions.

The Company’s effective income tax rate for the thirty-nine weeks ended December 30, 2017 was 429.3% compared to 42.5% for the thirty-nine weeks ended December 31, 2016. During the thirty-nine weeks ended December 30, 2017, the effective tax rate rose above the blended statutory rate of 31.5% primarily due to the estimated impact of the Tax Act, which was primarily driven by the remeasurement of deferred tax balances. During the thirty-nine weeks ended December 31, 2016, the effective tax rate rose above the statutory rate of 35% due to earnings mix between domestic and foreign jurisdictions coupled with our worldwide net income position.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,023 as of December 30, 2017.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended December 30, 2017:

	Foreign currency forward contracts	Pension liability adjustment	Foreign currency translation	Total
Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

Other comprehensive income (loss) before reclassifications, net of tax	1,650	(175)	6,808	8,283
Amounts reclassified to earnings, net of tax	37	-	-	37
Net current period other comprehensive income (loss)	1,687	(175)	6,808	8,320

Balance at December 30, 2017	$1,532	$(1,619)	$(14,236)	$(14,323)

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

During the thirty-nine weeks ended December 30, 2017 and December 31, 2016, the TCS segment used forward contracts for 100% and 75% of inventory purchases in Swedish krona, respectively. During the thirty-nine weeks ended December 30, 2017 and December 31, 2016, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $1,648 and $3,195, which represented 27% and 61% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended December 30, 2017 and December 31, 2016. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During the thirty-nine weeks ended December 30, 2017, the Company recognized a net loss of $182 associated with the change in fair value of forward contracts not designated as hedging instruments.

The Company had a $1,532 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at December 30, 2017. The entire $1,532 represents an unrealized gain for settled foreign currency hedge instruments related to inventory on hand as of December 30, 2017. The Company expects the unrealized gain of $1,532, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of December 30, 2017, April 1, 2017 and December 31, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			December 30,	April 1,	December 31,
Description		Balance Sheet Location	2017	2017	2016
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$5,782	$5,092	$4,735
Foreign currency forward contracts	Level 2	Other current assets	-	841	274
Total assets			$5,782	$5,933	$5,009

(1)          The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of December 30, 2017, April 1, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt, including current maturities, was $313,068, $295,005, and $308,463, respectively.

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

Thirteen Weeks Ended December 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$203,881	$19,105	$-	$222,986
Intersegment sales	-	23,495	(23,495)	-
Adjusted EBITDA	22,550	6,374	(3,363)	25,561
Interest expense, net	7,232	68	-	7,300
Assets (1)	673,489	116,779	(5,869)	784,399

Thirteen Weeks Ended December 31, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$199,087	$17,293	$-	$216,380
Intersegment sales	-	20,160	(20,160)	-
Adjusted EBITDA	22,333	4,968	(1,983)	25,318
Interest expense, net	4,080	39	-	4,119
Assets (1)	680,287	105,008	(5,181)	780,114

Thirty-Nine Weeks Ended December 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$573,261	$51,203	$-	$624,464
Intersegment sales	-	46,036	(46,036)	-
Adjusted EBITDA	51,760	10,965	(4,218)	58,507
Interest expense, net	17,189	209	-	17,398
Assets (1)	673,489	116,779	(5,869)	784,399

Thirty-Nine Weeks Ended December 31, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$549,423	$49,465	$-	$598,888
Intersegment sales	-	41,982	(41,982)	-
Adjusted EBITDA (2)	53,485	9,454	(3,289)	59,650
Interest expense, net	12,283	151	-	12,434
Assets (1)	680,287	105,008	(5,181)	780,114

(1)          Tangible assets in the Elfa column are located outside of the United States.

(2)          The TCS segment includes a net benefit of $3.9 million related to amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016, leading to a reversal of accrued deferred compensation associated with the original employment agreements.

A reconciliation of Adjusted EBITDA by segment to (loss) income before taxes is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Adjusted EBITDA by segment:
TCS	$22,550	$22,333	$51,760	$53,485
Elfa	6,374	4,968	10,965	9,454
Eliminations	(3,363)	(1,983)	(4,218)	(3,289)
Total Adjusted EBITDA	25,561	25,318	58,507	59,650
Depreciation and amortization	(9,477)	(9,236)	(28,524)	(28,061)
Interest expense, net	(7,300)	(4,119)	(17,398)	(12,434)
Pre-opening costs (a)	(1,872)	(2,918)	(4,676)	(6,558)
Non-cash rent (b)	714	298	1,451	970
Stock-based compensation (c)	(585)	(599)	(1,589)	(1,355)
Loss on extinguishment of debt (d)	-	-	(2,369)	-
Foreign exchange gains (losses) (e)	360	(53)	306	211
Optimization Plan implementation charges (f)	(422)	-	(10,742)	-
Elfa manufacturing facility closure (g)	(335)	-	(852)	-
Other adjustments (h)	(45)	(249)	(135)	(996)
Income (loss) before taxes	$6,599	$8,442	$(6,021)	$11,427

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

(g)   Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

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

In the thirteen weeks and thirty-nine weeks ended December 30, 2017, the Company incurred the following charges related to the implementation of the Optimization Plan:

		Thirteen Weeks Ended	Thirty-Nine Weeks Ended

	Income Statement Location	December 30, 2017	December 30, 2017
Consulting fees and other costs	Selling, general & administrative	$6	$6,686
Severance - full-time position eliminations at TCS	Other expenses	-	1,836
Severance - organizational realignment at Elfa	Other expenses	416	2,220
Total Optimization Plan charges		$422	$10,742

Certain aspects of the Optimization Plan meet the definition of exit or disposal costs as defined in the Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations.  The following table summarizes the exit or disposal activities during the thirty-nine weeks ended December 30, 2017:

TCS Position Eliminations
Severance
Liability Balance as of April 1, 2017	$-
Costs Incurred	1,810
Payments	(1,089)
Liability Balance as of July 1, 2017	$721
Costs Incurred	26
Payments	(480)
Liability Balance as of September 30, 2017	$267
Costs Incurred	-
Payments	(154)
Liability Balance as of December 30, 2017	$113

As of December 30, 2017
Total costs incurred to date	$1,836
Total costs expected to be incurred	$1,836

The balance of $113 as of December 30, 2017 is recorded in the Accrued liabilities line item in the Consolidated Balance Sheets. The Company does not expect future severance costs to be incurred related to full-time position eliminations at TCS as the actions were completed during the first quarter of fiscal 2017.

12.  Elfa manufacturing facility closure

During the thirteen weeks ended December 30, 2017, the Company closed the Elfa manufacturing facility in Lahti, Finland. The Company recorded $335 and $852 as other expenses in connection with the closure of the manufacturing facility in the thirteen weeks ended December 30, 2017 and the thirty-nine weeks ended December 30, 2017, respectively, which includes severance costs, charges for inventory obsolescence and accelerated depreciation on machinery and equipment.

13.  Stock-based compensation

On September 12, 2017, the Company’s shareholders approved The Container Store Group Inc. Amended and Restated 2013 Incentive Award Plan (the “Amended and Restated Plan”), which previously had been approved by the Company’s Board of Directors. The Amended and Restated Plan (i) increases the number of shares of common stock available for issuance under such plan from 3,616,570 shares to 11,116,570 shares; (ii) is intended to allow awards under the Amended and Restated Plan to continue to qualify as tax-deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, subject to anticipated changes resulting from the Tax Act as described below; and (iii) makes certain minor technical changes to the terms of the Amended and Restated Plan.

Pursuant to the Tax Act, the exception for performance-based compensation has been repealed, effective for tax years beginning after December 31, 2017, and, therefore, compensation previously intended to be performance-based may not be deductible unless it qualifies for limited transition relief applicable to certain amounts payable pursuant to a written binding contract that was in effect on November 2, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our dependence on a single distribution center for all of our stores; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations, effective tax rate and realization of deferred tax assets, as a result of the Tax Cuts and Jobs Act; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2017.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2017 ends on March 31, 2018, fiscal 2016 ended on April 1, 2017, and fiscal 2015 ended on February 27, 2016. The third quarter of fiscal 2017 ended on December 30, 2017 and the third quarter of fiscal 2016 ended on December 31, 2016, and both included thirteen weeks.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for customized organization solutions and services. Our customers are highly educated and very busy – from college students to empty nesters. We service them with storage and organization solutions to accomplish projects that save them space and time and ultimately improve the quality of their lives.  We believe an organized life is a happy life.

Our operations consist of two operating segments:

•                  The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of December 30, 2017, we operated 90 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. We also offer all of our products directly to customers, including business-to-business customers, through our website, responsive mobile site, and call center. Our stores receive all products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

•                  Elfa, The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Optimization Plan

As previously announced on May 23, 2017, the Company launched a four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”). This plan includes sales initiatives, certain full-time position eliminations at TCS that were concluded in the first fiscal quarter, organizational realignment at Elfa and ongoing savings and efficiency efforts. In fiscal 2016, the Company’s savings program was primarily focused within selling, general and administrative expenses. However, as part of the Optimization Plan, the Company also intends to focus on savings and efficiency efforts within cost of sales, in addition to selling, general and administrative expenses.

The Company expects to incur pre-tax charges associated with the implementation of the Optimization Plan of approximately $11 million in fiscal 2017. The expected annualized pre-tax savings associated with the Optimization Plan continue to be approximately $20 million, of which approximately $12 to $14 million is now expected to be realized in fiscal 2017.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
Net sales	$222,986	$216,380	$624,464	$598,888
Cost of sales (excluding depreciation and amortization)	92,425	90,678	263,919	250,136
Gross profit	130,561	125,702	360,545	348,752
Selling, general, and administrative expenses (excluding depreciation and amortization)	103,894	100,206	306,866	288,037
Stock-based compensation	585	599	1,589	1,355
Pre-opening costs	1,872	2,918	4,676	6,558
Depreciation and amortization	9,477	9,236	28,524	28,061
Other expenses	751	182	4,908	839
Loss on disposal of assets	83	-	236	41
Income from operations	13,899	12,561	13,746	23,861
Interest expense	7,300	4,119	17,398	12,434
Loss on extinguishment of debt	-	-	2,369	-
Income (loss) before taxes	6,599	8,442	(6,021)	11,427
(Benefit) provision for income taxes	(21,780)	3,350	(25,848)	4,851
Net income	$28,379	$5,092	$19,827	$6,576

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.4%	41.9%	42.3%	41.8%
Gross profit	58.6%	58.1%	57.7%	58.2%
Selling, general and administrative expenses (excluding depreciation and amortization)	46.6%	46.3%	49.1%	48.1%
Stock-based compensation	0.3%	0.3%	0.3%	0.2%
Pre-opening costs	0.8%	1.3%	0.7%	1.1%
Depreciation and amortization	4.3%	4.3%	4.6%	4.7%
Other expenses	0.3%	0.1%	0.8%	0.1%
Loss on disposal of assets	0.0%	0.0%	0.0%	0.0%
Income from operations	6.2%	5.8%	2.2%	4.0%
Interest expense	3.3%	1.9%	2.8%	2.1%
Loss on extinguishment of debt	0.0%	0.0%	0.4%	0.0%
Income (loss) before taxes	3.0%	3.9%	(1.0%)	1.9%
(Benefit) provision for income taxes	(9.8%)	1.5%	(4.1%)	0.8%
Net income	12.7%	2.4%	3.2%	1.1%
Operating data:
Comparable store sales(1)	(0.2%)	(3.9%)	0.2%	(3.3%)
Number of stores open at end of period	90	86	90	86
Non-GAAP measures(2):
Adjusted EBITDA(3)	$25,561	$25,318	$58,507	$59,650
Adjusted net income (4)	$5,083	$5,228	$5,153	$4,652
Adjusted net income per diluted share (4)	$0.11	$0.11	$0.11	$0.10

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

(2) We have presented EBITDA, Adjusted EBITDA, adjusted net income, and adjusted net income per diluted share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
Net income	$28,379	$5,092	$19,827	$6,576
Depreciation and amortization	9,477	9,236	28,524	28,061
Interest expense, net	7,300	4,119	17,398	12,434
(Benefit) provision for income taxes	(21,780)	3,350	(25,848)	4,851
EBITDA	23,376	21,797	39,901	51,922
Pre-opening costs (a)	1,872	2,918	4,676	6,558
Non-cash rent (b)	(714)	(298)	(1,451)	(970)
Stock-based compensation (c)	585	599	1,589	1,355
Loss on extinguishment of debt (d)	-	-	2,369	-
Foreign exchange (gains) losses (e)	(360)	53	(306)	(211)
Optimization Plan implementation charges (f)	422	-	10,742	-
Elfa manufacturing facility closure (g)	335	-	852	-
Other adjustments (h)	45	249	135	996
Adjusted EBITDA	$25,561	$25,318	$58,507	$59,650

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

(g)                      Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(h)                     Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4) Adjusted net income and adjusted net income per diluted share have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per diluted share as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per diluted share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per diluted share because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

We have included a presentation of adjusted net income and adjusted net income per diluted share for the thirteen and thirty-nine weeks ended December 31, 2016 to show the net impact of the amended and restated employment agreements entered into with key executives during the thirteen and thirty-nine weeks ended December 31, 2016 (“management transition costs (benefits)”). Although we disclosed the net positive impact of the amended and restated employment agreements in our discussions of earnings per share and SG&A in our fiscal 2016 filings with the SEC, we did not adjust for the net impact of these agreements in our fiscal 2016 presentation of adjusted net income and adjusted net income per diluted share. However, in the thirteen and thirty-nine weeks ended December 30, 2017, our Optimization Plan has caused us to incur similar charges that we believe are not indicative of our core operating performance, and we expect to continue to incur such charges in the remainder of fiscal 2017. As a result, we believe that adjusting net income and net income per diluted share in the thirteen and thirty-nine weeks ended December 31, 2016 for management transition costs (benefits), in addition to adjusting net income and net income per diluted share for the thirteen and thirty-nine weeks ended December 30, 2017 for charges incurred as part of the implementation of our Optimization Plan will assist investors in comparing our core operating performance across reporting periods on a consistent basis.

A reconciliation of the GAAP financial measures of net income and net income per diluted share to the non-GAAP financial measures of adjusted net income and adjusted net income per diluted share is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
Numerator:
Net income	$28,379	$5,092	$19,827	$6,576
Management transition costs (benefits) (a)	-	182	-	(3,071)
Elfa manufacturing facility closure (b)	335	-	852	-
Loss on extinguishment of debt (c)	-	-	2,369	-
Optimization Plan implementation charges (d)	422	-	10,742	-
Taxes (e)	(24,053)	(46)	(28,637)	1,147
Adjusted net income	$5,083	$5,228	$5,153	$4,652

Denominator:
Weighted average common shares outstanding - diluted	48,167,882	48,022,499	48,128,682	48,002,495

Adjusted net income per common share - diluted	$0.11	$0.11	$0.11	$0.10

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

(b)                     Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

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

(e)                      Tax impact of adjustments to net income, as well as the estimated impact of the Tax Cuts and Jobs Act enacted in the third quarter of fiscal 2017, which is considered to be an unusual or infrequent tax item, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended December 30, 2017 Compared to Thirteen Weeks Ended December 31, 2016

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 30, 2017 and December 31, 2016:

	December 30, 2017	% total	December 31, 2016	% total
TCS net sales	$203,881	91.4%	$199,087	92.0%
Elfa third party net sales	19,105	8.6%	17,293	8.0%
Net sales	$222,986	100.0%	$216,380	100.0%

Net sales in the thirteen weeks ended December 30, 2017 increased by $6,606, or 3.1%, compared to the thirteen weeks ended December 31, 2016. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended December 31, 2016	$216,380
Incremental net sales increase (decrease) due to:
New stores	4,999
Comparable stores (including a $3,089, or 21.7%, increase in online sales)	(316)
Elfa third party net sales (excluding impact of foreign currency translation)	373
Impact of foreign currency translation on Elfa third party net sales	1,439
Shipping and delivery	111
Net sales for the thirteen weeks ended December 30, 2017	$222,986

In the thirteen weeks ended December 30, 2017, ten new stores generated $4,999 of incremental net sales, six of which were opened during fiscal 2016 and four of which were opened in the first thirty-nine weeks of fiscal 2017. New store sales were partially offset by a $316, or a 0.2%, decrease in net sales from comparable stores. Elfa third party net sales increased $1,812 in the thirteen weeks ended December 30, 2017, primarily due to the positive impact of foreign currency translation, which increased third party net sales by $1,439. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended December 30, 2017 and thirteen weeks ended December 31, 2016, Elfa third party net sales increased $373 primarily due to higher net sales in Russia.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 30, 2017 increased by $4,859, or 3.9%, compared to the thirteen weeks ended December 31, 2016. The increase in gross profit was primarily the result of increased consolidated net sales, combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended December 30, 2017 and December 31, 2016 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 30, 2017	December 31, 2016
TCS gross margin	58.1%	57.0%
Elfa gross margin	36.3%	37.8%
Total gross margin	58.6%	58.1%

TCS gross margin increased 110 basis points, as lower cost of goods associated with the Optimization Plan and the benefit of favorable foreign currency contracts were partially offset by higher costs associated with our installation services business during the quarter. Elfa gross margin decreased 150 basis points primarily due to higher direct materials costs during the quarter. In total, gross margin increased 50 basis points as the increase in TCS gross margin was partially offset by the decrease in Elfa gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended December 30, 2017 increased by $3,688, or 3.7%, compared to the thirteen weeks ended December 31, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 30 basis points. The following table summarizes selling, general and administrative expenses as a percentage of total net sales for the thirteen weeks ended December 30, 2017 and December 31, 2016:

	December 30, 2017	December 31, 2016
	% of Net sales	% of Net sales
TCS selling, general and administrative	42.7%	42.0%
Elfa selling, general and administrative	3.9%	4.3%
Total selling, general and administrative	46.6%	46.3%

TCS selling, general and administrative expenses increased by 70 basis points as a percentage of consolidated net sales. This was primarily due to an increase in marketing and technology-related expenses, as well as deleverage of occupancy costs associated with negative comparable store net sales during the quarter. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $1,046, or 35.8%, in the thirteen weeks ended December 30, 2017 to $1,872, as compared to $2,918 in the thirteen weeks ended December 31, 2016. We opened three stores, inclusive of one relocation, in the thirteen weeks ended December 30, 2017, and we opened four stores in the thirteen weeks ended December 31, 2016.

Other expenses

Other expenses of $751 were recorded in the thirteen weeks ended December 30, 2017. The Company incurred $416 of charges related to the implementation of the Optimization Plan. Additionally, the Company recorded $335 of expenses in connection with the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, which are primarily related to severance. The Company expects to incur approximately $1,000 of total expenses related to the closure of the manufacturing facility in fiscal 2017.

Interest expense

Interest expense increased by $3,181, or 77.2%, in the thirteen weeks ended December 30, 2017 to $7,300, as compared to $4,119 in the thirteen weeks ended December 31, 2016.  On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during the thirteen weeks ended December 30, 2017. The Company expects to incur approximately $25,000 of total interest expense in fiscal 2017.

Taxes

The benefit for income taxes in the thirteen weeks ended December 30, 2017 was $21,780 as compared to a provision of $3,350 in the thirteen weeks ended December 31, 2016. The effective tax rate for the thirteen weeks ended December 30, 2017 was -330.1%, as compared to 39.7% in the thirteen weeks ended December 31, 2016. The decrease in the effective tax rate is primarily due to the initial estimated impact of the Tax Cuts and Jobs Act (the “Tax Act”) enacted during the thirteen weeks ended December 30, 2017, which was primarily driven by the remeasurement of deferred tax balances resulting in the recognition of a provisional benefit of $24,253 in the thirteen weeks ended December 30, 2017.

The Company has made a provisional estimate of the impact of remeasuring its deferred tax balances during the third fiscal quarter of 2017 and has not been able to reasonably estimate the one-time transition tax on the earnings of foreign subsidiaries and continues to account for foreign earnings based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, the Company’s measurement period for implementing the accounting changes required by the Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740 in a subsequent reporting period within the measurement period.

Due to the Tax Act, the effective tax rate for fiscal 2017 is now estimated to be approximately -170%. However, excluding the impact of the provisional benefit of $24,253 related to the remeasurement of deferred tax balances recorded in the thirteen weeks ended December 30, 2017, the effective tax rate for fiscal 2017 is estimated to be in the mid-30% range. We believe that presenting the anticipated effective tax rate excluding the impact of the provisional benefit for the measurement of deferred tax assets assists provides investors with better insight into our anticipated fiscal 2017 performance. The Company is not able to estimate any future adjustments to the provisional amount recognized for the remeasurement of deferred tax balances. The effective tax rate for fiscal 2018 and beyond is estimated to be in the high-20% range. The foregoing estimated effective tax rate ranges exclude the impact of the one-time transition tax on foreign earnings, as the timing and amount of this tax cannot be reasonably estimated.

Thirty-Nine Weeks Ended December 30, 2017 Compared to Thirty-Nine Weeks Ended December 31, 2016

Net sales

The following table summarizes our net sales for the thirty-nine weeks ended December 30, 2017 and December 31, 2016:

	December 30, 2017	% total	December 31, 2016	% total
TCS net sales	$573,261	91.8%	$549,423	91.7%
Elfa third party net sales	51,203	8.2%	49,465	8.3%
Net sales	$624,464	100.0%	$598,888	100.0%

Net sales in the thirty-nine weeks ended December 30, 2017 increased by $25,576, or 4.3%, compared to the thirty-nine weeks ended December 31, 2016. This increase is comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended December 31, 2016	$598,888
Incremental net sales increase due to:
New stores	22,301
Comparable stores (including a $7,916, or 19.8%, increase in online sales)	1,196
Elfa third party net sales (excluding impact of foreign currency translation)	698
Impact of foreign currency translation on Elfa third party net sales	1,040
Shipping and delivery	341
Net sales for the thirty-nine weeks ended December 30, 2017	$624,464

In the thirty-nine weeks ended December 30, 2017, thirteen new stores generated $22,301 of incremental net sales, nine of which were opened prior to or during fiscal 2016 and four of which were opened in the first thirty-nine weeks of fiscal 2017. Additionally, comparable stores generated $1,196, or 0.2%, of incremental net sales. Elfa third party net sales increased $1,738 during the thirty-nine weeks ended December 30, 2017, primarily due to the positive impact of foreign currency translation, which increased third party net sales by $1,040. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 30, 2017 and the thirty-nine weeks ended December 31, 2016, Elfa third party net sales increased $698 primarily due to higher net sales in Russia.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 30, 2017 increased by $11,793, or 3.4%, compared to the thirty-nine weeks ended December 31, 2016. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended December 30, 2017 and December 31, 2016 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 30, 2017	December 31, 2016
TCS gross margin	57.3%	57.6%
Elfa gross margin	37.6%	39.1%
Total gross margin	57.7%	58.2%

On a consolidated basis, gross margin decreased 50 basis points as a result of decreased gross margin at TCS and Elfa during the first thirty-nine weeks of fiscal 2017. TCS gross margin declined 30 basis points, primarily due to higher costs associated with our installation services business, combined with a greater portion of sales generated by merchandise campaigns, partially offset by lower cost of goods associated with the Optimization Plan. Elfa segment gross margin declined 150 basis points, primarily due to higher direct materials costs.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended December 30, 2017 increased by $18,829, or 6.5%, compared to the thirty-nine weeks ended December 31, 2016. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 100 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for the thirty-nine weeks ended December 30, 2017 and December 31, 2016:

	December 30, 2017	December 31, 2016
	% of Net sales	% of Net sales
TCS selling, general and administrative	45.1%	43.7%
Elfa selling, general and administrative	4.0%	4.4%
Total selling, general and administrative	49.1%	48.1%

TCS selling, general and administrative expenses increased by 140 basis points as a percentage of consolidated net sales. The increase was primarily due to consulting costs incurred as part of the Optimization Plan, which contributed 105 basis points to the increase in the first thirty-nine weeks of fiscal 2017. Additionally, the impact of amended and restated employment agreements entered into with key executives during fiscal 2016, which led to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, contributed a 65 basis points benefit in the thirty-nine weeks ended December 31, 2016. This combined 170 basis points year-over-year increase was partially offset by a 30 basis point improvement in TCS selling, general and administrative expenses as a percentage of net sales, primarily due to ongoing savings and efficiency efforts, inclusive of savings from the Optimization Plan, as well as lower self-insurance costs, partially offset by increased occupancy costs and an increase in marketing and technology-related expenses. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $1,882, or 28.7% in the thirty-nine weeks ended December 30, 2017 to $4,676, as compared to $6,558 in the thirty-nine weeks ended December 31, 2016. We opened five stores, inclusive of one relocation, in the thirty-nine weeks ended December 30, 2017, and we opened seven stores in the thirty-nine weeks ended December 31, 2016.

Other expenses

Other expenses of $4,908 were recorded in the thirty-nine weeks ended December 30, 2017, which were primarily related to severance costs associated with the Optimization Plan. The Company incurred $1,836 of severance charges associated with the elimination of certain full-time positions at TCS, as well as $2,220 of severance charges associated with organizational realignment at Elfa. Additionally, other expenses of $852 were recorded in connection with the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, which are primarily related to severance, an increase in the reserve for inventory obsolescence related to raw materials that were disposed of upon closure of the facility, and accelerated depreciation on machinery and equipment that was disposed of upon closure of the facility. The Company expects to incur approximately $1,000 of total expenses related to the closure of the manufacturing facility in fiscal 2017.

Interest expense and loss on extinguishment of debt

Interest expense increased by $4,964, or 39.9%, in the thirty-nine weeks ended December 30, 2017 to $17,398, as compared to $12,434 in the thirty-nine weeks ended December 31, 2016.  On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during the thirty-nine weeks ended December 30, 2017. The Company expects to incur approximately $25,000 of total interest expense in fiscal 2017.

Additionally, as a result of the Term Loan Amendment, the Company recorded $2,369 of loss on extinguishment of debt in the thirty-nine weeks ended December 30, 2017.

Taxes

The benefit for income taxes in the thirty-nine weeks ended December 30, 2017 was $25,848, as compared to a provision for income taxes of $4,851 in the thirty-nine weeks ended December 31, 2016. The effective tax rate for the thirty-nine weeks ended December 30, 2017 was 429.3%, as compared to 42.5% in the thirty-nine weeks ended December 31, 2016. The increase in the effective tax rate is primarily due to the initial estimated impact of the Tax Act enacted during the thirteen weeks ended December 30, 2017, which was primarily driven by the remeasurement of deferred tax balances resulting in the recognition of a provisional benefit of $24,253 in the third fiscal quarter, combined with the impact of a pre-tax loss position in the thirty-nine weeks ended December 30, 2017, as compared to a pre-tax income position in the thirty-nine weeks ended December 31, 2016.

The Company has made a provisional estimate of the impact of remeasuring its deferred tax balances during the third fiscal quarter of 2017 and has not been able to reasonably estimate the one-time transition tax on the earnings of foreign subsidiaries and continues to account for foreign earnings based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, the Company’s measurement period for implementing the accounting changes required by the Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740 in a subsequent reporting period within the measurement period.

Due to the Tax Act, the effective tax rate for fiscal 2017 is now estimated to be approximately -170%. However, excluding the impact of the provisional benefit of $24,253 related to the remeasurement of deferred tax balances recorded in the thirteen weeks ended December 30, 2017, the effective tax rate for fiscal 2017 is estimated to be in the mid-30% range. We believe that presenting the anticipated effective tax rate excluding the impact of the provisional benefit for the measurement of deferred tax assets assists provides investors with better insight into our anticipated fiscal 2017 performance. The Company is not able to estimate any future adjustments to the provisional amount recognized for the remeasurement of deferred tax balances. The effective tax rate for fiscal 2018 and beyond is estimated to be in the high-20% range. The foregoing estimated effective tax rate ranges exclude the impact of the one-time transition tax on foreign earnings, as the timing and amount of this tax cannot be reasonably estimated.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $17,129 as of December 30, 2017) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including the distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 24 months.

At December 30, 2017, we had $22,653 of cash, of which $12,913 was held by our foreign subsidiaries. Pursuant to the Tax Act, we will be required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company has not been able to determine a reasonable estimate of this one-time transition tax and will recognize this in a subsequent reporting period when a reasonable estimate can be determined.  Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the U.S.  If these funds were transferred to the U.S., we may; however, be required to pay taxes in certain international jurisdictions as well as certain states. However, it is our intent to indefinitely reinvest these funds outside the U.S.  In addition, we had $62,854 of additional availability under the Revolving Credit Facility and approximately $17,129 of additional availability under the 2014 Elfa Revolving Credit Facility as of December 30, 2017. There were $4,023 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended

	December 30,	December 31,
	2017	2016
Net cash provided by operating activities	$39,392	$23,875
Net cash used in investing activities	(20,082)	(21,003)
Net cash (used in) provided by financing activities	(8,170)	7,361
Effect of exchange rate changes on cash	777	(551)
Net increase in cash	$11,917	$9,682

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $39,392 for the thirty-nine weeks ended December 30, 2017. Net income of $19,827 and non-cash items of $7,694 were partially offset by a net change in operating assets and liabilities of $11,871. The net change in operating assets and liabilities is primarily due to an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventory and decreases in income taxes payable and other noncurrent liabilities, during the thirty-nine weeks ended December 30, 2017.

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

Our total capital expenditures for the thirty-nine weeks ended December 30, 2017 were $20,101 with new store openings, relocations and existing store remodels accounting for more than half of spending at $11,466. We opened five stores, including one relocation, during the thirty-nine weeks ended December 30, 2017. The remaining capital expenditures of $8,635 were primarily for investments in information technology, our corporate offices and distribution center enhancements.

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

Net cash used in financing activities was $8,170 for the thirty-nine weeks ended December 30, 2017. This included $11,246 for payment of debt issuance costs, net payments of $21,885 for repayment of long-term indebtedness (excluding the Revolving Credit Facility), and $39 for taxes paid with the withholding of shares upon vesting of restricted stock awards partially offset by net proceeds of $25,000 from borrowings under the Revolving Credit Facility.

Net cash provided by financing activities was $7,361 for the thirty-nine weeks ended December 31, 2016. This included net proceeds of $15,000 from borrowings under the Revolving Credit Facility partially offset by net payments of $3,518 on the 2014 Elfa Revolving Credit Facility and payments of $4,121 for repayment of long-term indebtedness.

As of December 30, 2017, TCS had a total of $62,854 of unused borrowing availability under the Revolving Credit Facility, and $25,000 of borrowings outstanding under the Revolving Credit Facility.

As of December 30, 2017, Elfa had a total of $17,129 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and no borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”). On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to August 18, 2021, (ii) add a maximum leverage covenant of 5.0:1.0 which steps down by 0.25x on June 30 of each year commencing on June 30, 2018, (iii) increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, (iv) reduce the aggregate principal amount of the Senior Secured Term Loan Facility to $300,000, (v) increase principal amortization to 2.5% per annum, (vi) require a 3.0% upfront fee on the aggregate principal amount of the Senior Secured Term Loan Facility, and (vii) impose a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017. Leonard Green & Partners, L.P., which, together with certain of its affiliates, beneficially owns a majority of the outstanding common stock of the Company, funded $20,000 of the $300,000 Senior Secured Term Loan Facility.

Under the Senior Secured Term Loan Facility, we had $296,250 in outstanding borrowings as of December 30, 2017 and the interest rate on such borrowings is LIBOR + 7.00%, subject to a LIBOR floor of 1.00%.  The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,875 through June 30, 2021, with a balloon payment for the remaining balance due on August 18, 2021.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of December 30, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 30, 2017, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $7,341 as of December 30, 2017) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $17,129 as of December 30, 2017) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. Elfa is required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $367 as of December 30, 2017) through maturity. The 2014 Elfa Term Loan Facility bears interest at STIBOR + 1.7% and the 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of December 30, 2017, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017. As of December 30, 2017, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017, other than those shown in the table below and those which occur in the normal course of business. The table below has been updated to reflect our contractual obligations as of December 30, 2017 related to the Term Loan Amendment and Revolving Amendment executed in the second fiscal quarter of 2017. Pursuant to the Tax Act, we will be required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company has not been able to determine a reasonable estimate of this one-time transition tax; therefore, the one-time transition tax on earnings of certain foreign subsidiaries has been excluded from the table below.

	Payments due by period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$296,250	$7,500	$15,000	$273,750	$-
Revolving loans	25,000	-	-	25,000	-
Unrecorded contractual obligations
Estimated interest(1)	93,827	21,216	51,091	21,520	-
Total	$415,077	$28,716	$66,091	$320,270	$-

(1)          For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 30, 2017, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of December 30, 2017 has not materially changed since April 1, 2017. Our market risk profile as of April 1, 2017 is disclosed in our Annual Report on Form 10-K filed with the SEC on June 1, 2017. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2017.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                      RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on June 1, 2017, other than those disclosed below.

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act made numerous changes to federal corporate tax law, including a permanent reduction to the federal corporate income tax rate, changes in the deductibility of interest on corporate debt obligations, a one-time transition tax on foreign earnings and limitations on the deductibility of certain executive compensation arrangements, among others, that we expect in the aggregate will reduce our effective tax rate in future periods. Our fiscal third quarter effective income tax rate reflects a significant benefit primarily due to the provisional remeasurement of our deferred tax balances and does not include any provisional amounts for the one-time transition tax on foreign earnings. Changes to the taxation of undistributed foreign earnings could also affect our future intentions regarding reinvestment of such earnings. The impact of the Tax Act is based on management’s current knowledge and assumptions, and final recognized impacts on our financial results could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2017 and our further analysis of the Tax Act. Additionally, the full impact of the Tax Act on the Company in future periods cannot be predicted at this time.

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

The Container Store Group, Inc.

(Registrant)

Date: February 7, 2018	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: February 7, 2018	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)