Form 10-K
period 2018-03-31
Container Store Group, Inc.
filed 2018-05-31
CIK 1411688

Use these links to rapidly review the document

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

          As of September 29, 2017, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $71,629,934. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

          As of May 25, 2018, the number of shares of common stock outstanding was 48,297,212.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements related to: anticipated financial performance, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and relocations, expectations regarding key growth initiatives, expectations regarding the impact of, and potential charges related to, marketing and expense savings programs, including without limitation our Optimization Plan, as defined herein, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

        The following discussion contains references to fiscal 2017, fiscal 2016, fiscal 2015, fiscal 2014, and fiscal 2013, which represent our fiscal years ending March 31, 2018, April 1, 2017, February 27, 2016, February 28, 2015, and March 1, 2014, respectively.

Change in Fiscal Year

        On March 30, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end from the 52- or 53-week period ending on the Saturday closest to February 28 to the 52- or 53-week period ending on the Saturday closest to March 31. The fiscal year change was effective beginning with the Company's 2016 fiscal year, which began on April 3, 2016 and ended on April 1, 2017. As a result of the change, the Company had a March 2016 fiscal month transition period which began on February 28, 2016 and ended on April 2, 2016. The unaudited results of the transition period were reported in the Company's Form 10-Q filed for the new fiscal first quarter ended July 2, 2016 and the audited results are presented herein. Because the fiscal year change was not effective until after the completion of the Company's February 27, 2016 fiscal year, the prior year comparative financial and other information reported in the Financial Statements herein continues to be presented based on the Company's prior February 28 fiscal year end calendar. However, for comparative analysis purposes, the

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presented herein compares the audited results for the 52-week period ended April 1, 2017 ("fiscal 2016") to the unaudited results for the 52-week period ended April 2, 2016 ("recast fiscal 2015") (in addition to comparing the audited results for the 52-week period ended March 31, 2018 ("fiscal 2017") to the audited results for the 52-week period ended April 1, 2017 ("fiscal 2016")). The Selected Financial and Operating Data presented herein includes the unaudited results for recast fiscal 2015 in addition to prior year audited results based on the February 28 fiscal year end calendar.

PART I

ITEM 1.    BUSINESS

General

        The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for customized organization solutions and services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. We service them with storage and organization solutions that help them accomplish projects, maximize their space, and make the most of their home. We believe an organized life is a happy life.

        We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the "IPO"). Our common stock now trades on the New York Stock Exchange ("NYSE") under the symbol "TCS." In fiscal 2017, we generated net sales of $857.2 million. Today our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation and organizational services business. We operate 90 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to show solutions to accomplish our customer's projects, highlighting the value and functionality of our products, and to maximize the appeal of our image and brand. We maintain a relatively consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with orderly merchandising and strategic product placements to optimize our selling space and increase productivity. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way they want through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas. In fiscal 2017, TCS had net sales of $787.4 million, which represented approximately 92% of our total net sales.

  •
  Elfa, The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), which designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa's shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 44% of Elfa's total sales in fiscal 2017. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2017, the Elfa segment had $69.9 million of third party net sales, which represented approximately 8% of our total net sales.

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

Our Key Differentiators

Our Unique Product Collection—Accomplishing Projects in Every Area of the Home:

        Our merchandising philosophy is to provide a carefully curated, one of a kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer approximately 10,000 products designed to accomplish projects and save space and time. Each year, we introduce over 2,000 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fact, over half of our annual sales come from exclusive or proprietary products.

        Currently, our stores are typically organized into 15 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage
Closet	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags
Collections	Media Storage, Photo Storage, Display, Small Craft and Parts Organizers
elfa®	Includes elfa® collection of Ventilated and Solid Shelving and Drawer components and systems, Wall and Door Rack Solutions, Accessories, Utility and Garage Systems, and Sliding Doors
Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes, Tape, Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers
Hooks	Wall Mounted, Self-adhesive, Magnetic, Overdoor, Removable
Kitchen	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers
Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools
Long-Term Storage	Garment Racks, Archival Storage, Plastic Storage Totes, Corrugated Boxes, Packing Material, Storage Bags, Specialty Boxes
Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards
Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs
Storage	Drawers, Boxes and Bins, Totes, Crates, Carts
TCS Closets®	Our exclusive luxury solid closet system with doors, drawers, integrated lighting and accessories
Trash	Recycle Bins, Wastebaskets, Open Cans, Step-on Cans, Bags
Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

        In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships we foster a unique sense of loyalty among our more than 800 product vendors. Seventeen of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 30% of our total purchases in fiscal 2017. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

Custom Closets:

        We continue to believe that our focus on Custom Closets, inclusive of elfa® product solutions, TCS Closets®, closet completion products, and installation services provides a unique opportunity to drive comparable store sales through higher average ticket while differentiating the Company from online, items-based retailers. Our highly-trained and experienced sales force has been selling proprietary, custom-designed elfa® and other closet solutions for almost 40 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom closet solution—not just the framework of the closet, but the full array of closet organization products that accompany the closet, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell Custom Closets in-store, online, through our call center, as well as through our Contained Home® in-home organization service.

        Our elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our company and our commitment to dominating the custom closet market, accounting for about 25% of our TCS retail sales. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa®, our best selling and highest margin product. We are the exclusive distributor of elfa® products in the United States. Approximately 20% of our fiscal 2017 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

Our Shopping Experience:

        We strive to create an Air of Excitement® in each of our stores across the country. We say, "three steps in the door and you can tell whether or not a store has it." You can experience the Air of Excitement® through our employees' smiling faces and their genuine interest in a customer's organizational projects; in the bright visual displays of products and solutions; in our clean, well-organized store; and in our energetic product demonstrations and upbeat music.

        This is coupled with our highly personalized approach to customer service. Our employees are trained to ask questions to understand our customers' needs. We believe that if we fail to discover the underlying storage and organization challenges of our customers, we fail to truly help them and make them happy. Service and selling are the same thing at The Container Store. We believe we can best serve our customers by astonishing them and giving them the solutions they truly need to accomplish their organizational projects.

        We are a multi-channel retailer, with a fully-integrated website, responsive mobile site, and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer's experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used—we are channel agnostic. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick-up in most markets, or request same-day home delivery in select markets. The website, mobile site, and call center sales channels accounted for an aggregate of approximately 17% of TCS net sales in fiscal 2017.

Our Stores:

        We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 90 stores extends to 32 states and the District of Columbia. We opened a total of five new stores (including one relocation) in the 2017 fiscal year and we expect to open a total of four new stores (including two relocations) in the 2018 fiscal year. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

        We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to continue to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2017, we opened a reduced-sized footprint store in Albuquerque, New Mexico, and three of the anticipated four new stores in fiscal 2018 are being designed as reduced-sized footprint stores as well. We also began a complete re-design of our flagship store in Dallas, which we believe will provide us insight to develop new store formats and evolve the future of our existing stores' experience. Our store opening strategy involves a strategic formula of training, marketing, non-profit partnerships and public relations, which enables our new stores to deliver strong sales volume more quickly.

Our Employees and Culture:

        The Container Store has been getting people organized for almost 40 years, and since 1978, we've also been running our business guided by our values-based set of principles. We're proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like-minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, community and shareholders—is the right thing to do.

        Consistent with our commitment to Conscious Capitalism, we believe that happy employees lead directly to better performance and higher profits. We believe in putting employees first and staying true to our seven Foundation Principles®—simple business philosophies that guide each decision we make. One of those Foundation Principles is 1 Great Person = 3 Good People® in terms of business productivity—that's our hiring philosophy. In fact, in fiscal 2017, we hired only 6% of job applicants. Our employee-first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. We provide extensive formal training to full-time store employees, especially during their first year of employment. Our stores offer flexible work schedules, comprehensive benefits and above retail industry average compensation to both full-time and part-time employees. As a result, our full-time employee voluntary turnover rate was approximately 15% on average over the past two years, significantly below the retail average. It's for these reasons and more that The Container Store has been named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® 19 years in a row.

        As of March 31, 2018, we had approximately 4,950 employees, of which approximately 4,400 were TCS employees and approximately 550 were Elfa employees. Of the 4,400 TCS employees, approximately 2,900 were part-time employees.

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

        Our Coppell, Texas distribution center is utilized for retail store replenishment and direct-to-customer orders. With the exception of the Dallas / Fort Worth market, we utilize third party truckload carriers to transport all of our products to our stores. We utilize best in class logistics technology to optimize operations and current processes for picking, packing and shipping while providing a strong foundation for future growth. We continue to strengthen our distribution center with ongoing process and material handling improvements, as well as automation, in order to achieve even greater efficiencies in service levels and the management of our inventory.

        Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. We believe that the size and scalability of the distribution center is sufficient to support our future expansion over the next 2 to 3 years. However, as we continually assess our distribution and supply chain operations to ensure we are operating the most efficient and cost-effective distribution network, we believe that opening a second distribution center will significantly improve service levels to our customers while at the same time reduce our supply chain and distribution costs. We are currently in the process of opening a second distribution center in the northeastern United States, which is expected to be operating in late fiscal 2019. We also continue to invest in supply chain system enhancements for increased logistics network support.

        Elfa utilizes a broad network of third-party carriers to deliver products from its manufacturing facilities to customers worldwide.

Intellectual property

        Our "The Container Store," "Contain Yourself", "Foundation Principles", "POP! Perfectly Organized Perks", "TCS Closets", "Contained Home", and "elfa" trademarks and certain variations thereon, such as our "The Container Store" logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including "www.containerstore.com," "www.whatwestandfor.com" and others that include our trademarks. We own several elfa® utility and design patents protecting Elfa's closet and shelving systems, and a utility patent for TCS's proprietary retail shopping computer systems, along with copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

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

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on or about December 24th and runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2017, 2016, and 2015. For more information regarding our use of adjusted net income, and a reconciliation of adjusted net income to the GAAP financial measure of net income (loss) available to common shareholders, see "Item 6: Selected Financial and Operating Data."

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

        Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending generally and for discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. For example, a decrease in home purchases may lead to decreased consumer spending on home-related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. In particular, consumer purchases of discretionary items, such as our elfa® and TCS Closets® closet systems, tend to decline during recessionary periods when disposable income is lower.

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

        In conducting our business, including our e-commerce business, we obtain and transmit confidential information about our customers, including credit card information, through our website and our information technology systems, and we depend on the secure transmission of such information. We also receive and maintain confidential information about our employees in the normal course of business. A security breach or cyber-attack could result in the disclosure of confidential information which may adversely affect our business and operations, including damaging our reputation and our relationships with our customers and employees, and exposing us to risks of litigation and liability. We cannot assure that any breaches, attacks or unauthorized disclosures will not occur. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as a result of security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense. As a result, we currently incur significant costs in maintaining cybersecurity protections and may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information. Further, we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer's personally identifiable information. Any security breach or resulting lawsuit could cause our customers to lose confidence in the security of our information systems, and choose not to do business with us, thereby adversely affecting our business and the trading price of our common stock.

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

        As of March 31, 2018, we had total outstanding debt of $295.1 million and an additional $82.4 million of availability under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility. Our Senior Secured Term Loan Facility, which matures August 18, 2021, represented $294.4 million of the total outstanding debt. We may incur additional indebtedness in the future. Our high degree of leverage could have important consequences to us, including:

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

We currently depend on a single distribution center for all of our stores.

        We currently handle merchandise distribution for all of our stores from a single facility in Coppell, Texas, a suburb of Dallas, Texas. We use independent third-party transportation companies as well as leased trucks to deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution center or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations. Our business depends upon the successful operation of our distribution center, as well as our ability to fulfill orders and to deliver our merchandise to our customers in a timely manner.

We face risks related to opening a second distribution center.

        We are currently in the process of opening a second distribution center in the northeastern United States, which is expected to be operating in late fiscal 2019. We may not accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. We may also experience delays or increased costs in opening our new distribution center or integrating the center with our existing distribution operations. Disruption in our receiving and distribution system or increased costs as a result of opening a second distribution center could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

        We rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. Our reputation for providing a high level of customer service is dependent on such third-party transportation providers to timely deliver our product shipments. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from independent third-party transportation providers, which in turn would increase our costs.

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

We rely upon third party web service providers to operate certain aspects of our business operations and any disruption of or interference with such operations would materially and adversely impact our business.

        Third party web service providers provide a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities, and other services provided by these third-party providers. Any disruption of or interference with our use of third party service providers could have a material adverse effect on our business, financial condition, and results of operations.

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

        During fiscal 2017, approximately 81% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

        Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 20% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2017 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2017, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.3 million.

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

        We plan to continue our growth and expansion, including opening new stores, remodeling existing stores and upgrading our information technology systems and other infrastructure, including a new distribution center, as opportunities arise. Our plans to expand our store base may not be successful and the implementation of these other plans may not result in expected increases in our net sales even though they increase our costs. We will require significant capital to support our expanding business and execute on our growth strategy.

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

        During fiscal 2017, including purchases for Elfa, we purchased approximately 57% from vendors located outside the United States (including approximately 37% from vendors located in China) and approximately 43% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis.

        Many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Additionally, the current United States presidential administration has made statements and taken actions that signal a change in trade policy between the United States and other countries, including China. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of income tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

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

        As of March 31, 2018, approximately 62% of Elfa's employees (approximately 7% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

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

        We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2017, we purchased merchandise from approximately 800 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

        Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long-lived assets, in accordance with FASB Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" ("ASC 360"), and ASC 350, "Intangibles—Goodwill and Other" ("ASC 350"). We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

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

Recently enacted changes to U.S. tax laws may have a material impact on our business in the future

        The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act made numerous changes to federal corporate tax law, including a permanent reduction to the federal corporate income tax rate, changes in the deductibility of interest on corporate debt obligations, acceleration of depreciation for certain assets, and limitations on the deductibility of certain executive compensation arrangements, among others, that we expect in the aggregate will reduce our effective tax rate in future periods. Additionally, the Tax Act implemented a one-time transition tax on accumulated foreign earnings that were not previously subject U.S. federal income tax.

        Our fiscal 2017 effective income tax rate reflects a significant benefit primarily due to the provisional remeasurement of our deferred tax balances and includes a provisional amount for the one-time transition tax on foreign earnings. Changes to the taxation of undistributed foreign earnings could also affect our future intentions regarding reinvestment of such earnings. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness or executive compensation arrangements as a result of the Tax Act could have a material adverse effect on our results of operations and liquidity.

        The provisional impact of the Tax Act is based on management's current knowledge and assumptions, and final recognized impacts on our financial results could be materially different from current estimates. As we collect and prepare the necessary data, and further analyze the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts in future periods. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made and could impact our results of operations, consolidated cash flows and liquidity.

Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

        Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on or about December 24th and runs into February. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2017, 2016, and 2015. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Material disruptions at one of our Elfa manufacturing facilities could negatively affect our business.

        Elfa operates three manufacturing facilities: two in Sweden and one in Poland. A material operational disruption in one of our Elfa manufacturing facilities could occur as a result of any number of events including, but not limited to, major equipment failures, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions and disruptions in utility services. Such a disruption could negatively impact production, customer deliveries and financial results.

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

        LGP owns approximately 27.5 million shares, or 56.9%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, designate a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

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

        In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any shareholder or group of shareholders who owns at least 15% of our common stock.

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

        We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which is March 30, 2019, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease all of our 90 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. Further, certain leases also include a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of March 31, 2018 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Maryland	1	Ohio	3
Arkansas	1	Massachusetts	3	Oregon	1
California	13	Michigan	2	Pennsylvania	2
Colorado	3	Minnesota	1	Rhode Island	1
Delaware	1	Missouri	1	Tennessee	1
Florida	6	Nebraska	1	Texas	13
Georgia	3	Nevada	1	Utah	1
Illinois	5	New Jersey	3	Virginia	3
Iowa	1	New Mexico	1	Washington	2
Indiana	1	New York	6	Wisconsin	1
Kansas	1	North Carolina	2	District of Columbia	1
				Total	90

        We also lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options.

        Elfa leases its approximately 13,000 square foot group headquarters in Malmö, Sweden. In addition, Elfa owns four manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), Koszalin, Poland (approximately 90,000 square feet), and Lahti, Finland (approximately 60,000 square feet). We closed the Elfa manufacturing facility in Lahti, Finland in December 2017.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

Executive Officers of the Registrant

Name	Age	Position(s)
Executive Officers:
Melissa Reiff	63	Chief Executive Officer and Director
Sharon Tindell	62	President, Chief Merchandising Officer and Director
Jodi Taylor	55	Chief Financial Officer, Chief Administrative Officer and Secretary
William A. ("Kip") Tindell, III	65	Chairman of the Board of Directors

        Melissa Reiff has served as our Chief Executive Officer since July 2016, succeeding William A. ("Kip") Tindell, III. Previously, Ms. Reiff served as our President and Chief Operating Officer since March 2013 and as our President since 2006. She has also served on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since February 2006). Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing and assumed the role of Executive Vice President of Stores and Marketing in 2003. She is a member of the

International Women's Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. Ms. Reiff has served on the board of directors of Etsy since April 2015, where she is also a member of the Compensation Committee. She also serves on Southern Methodist University's Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Ms. Reiff was honored with the 2012-2013 SMU Cox School of Business Distinguished Alumna award. Ms. Reiff was selected to our board of directors because she possesses particular knowledge and experience in retail, marketing, merchandising, operations, communication and leadership.

        Sharon Tindell has served as our President and Chief Merchandising Officer since July 2016, Chief Merchandising Officer since 2006 and has served on our board of directors since August 2007 (and on the board of directors of The Container Store, Inc. since April 1988). In 1980 she joined us full-time working on the sales floor, managing inventory and participating in other tasks that put her in direct touch with the store's innovative product mix and customers' storage and organization challenges and became our first buyer in 1981. In her current role, Tindell leads the retailer's merchandising vision, as well as its focus on custom closet solutions, development of exclusive and proprietary products, store format and design, and the visual impact of the customer's shopping experience. She also oversees supply chain and logistics, as well as the Company's Elfa International AB subsidiary serving as its Board Chair. In 2006, Ms. Tindell was inducted into the Retailing Hall of Fame, the first woman selected for this honor. Ms. Tindell also serves on the board of directors of the Perot Museum of Nature and Science. Ms. Tindell was selected to our board of directors because she possesses particular knowledge and experience in retail and merchandising as well as an understanding of our business and our customer. Sharon Tindell is married to William A. "Kip" Tindell, III, Chairman of the Board of Directors.

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

        William A. ("Kip") Tindell, III has served as Chairman of our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since July 1978). Mr. Tindell served as our Chief Executive Officer from 2006 to 2016. Prior to that, he served as President and Chief Operating Officer of The Container Store through 2005. Mr. Tindell was presented Ernst & Young's Entrepreneur of the Year award in 1991 and is a recipient of the National Retail Federation's 1998 Innovator of the Year Award. In 2006 he was inducted into the Retailing Hall of Fame and is a 2009 Junior Achievement of Dallas Business Hall of Fame inductee. In 2011 Mr. Tindell received the National Retail Federation's Gold Medal Award, which is generally regarded as the industry's top accolade, given to individuals who have served the industry with distinction and achieved a national reputation for excellence to the retail craft. He is a member of the Dallas Arboretum CEO Advisory Council and serves on the board of directors of Baylor Healthcare Systems Foundation. Mr. Tindell also serves on the executive board of the National Retail Federation as its chairman, and served on the board of directors of the National Retail Federation Foundation from 2010 to 2013. He serves on the board of Conscious Capitalism Institute and Conscious Capitalism, Inc., a community of like-minded business, thought and academic leaders working to elevate humanity through a conscious approach to business. Mr. Tindell is an active member of the Dallas Salesmanship Club, a nonprofit organization dedicated to transforming children's futures by serving at risk families in the Greater Dallas area. Mr. Tindell was selected to our board of directors because of the perspective, experience and operational expertise in our business that he developed while he was our Chief Executive Officer. Mr. Tindell is married to Sharon Tindell, our President and Chief Merchandising Officer.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock trades on The New York Stock Exchange ("NYSE"), under the symbol "TCS." The following table sets forth the highest and lowest sales prices for our common stock on the NYSE for the periods indicated.

	Highest	Lowest
Fiscal 2016
First quarter ended July 2, 2016	$7.98	$4.47
Second quarter ended October 1, 2016	$6.22	$4.76
Third quarter ended December 31, 2016	$8.34	$4.58
Fourth quarter ended April 1, 2017	$6.74	$3.75
Fiscal 2017
First quarter ended July 1, 2017	$6.12	$3.81
Second quarter ended September 30, 2017	$6.37	$4.02
Third quarter ended December 30, 2017	$6.27	$3.53
Fourth quarter ended March 31, 2018	$5.86	$3.57

        The number of stockholders of record of our common stock as of May 25, 2018 was 64. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of The Container Store Group, Inc. under the Securities Act or the Exchange Act.

        The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 1, 2013 (the date our common stock commenced trading on the NYSE) through March 31, 2018 in comparison to the NYSE Composite Index and the S&P Retailing Select Index. The graph and the table below assume that $100 was invested at the market close on November 1, 2013 in the common stock of The Container Store Group, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/1/2013	3/1/2014	2/28/2015	2/27/2016	4/1/2017	3/31/2018
The Container Store Group, Inc.	100.00	98.92	50.88	14.56	11.69	15.03
NYSE Composite Index	100.00	104.07	110.43	96.02	114.72	124.30
S&P Retailing Select Index	100.00	101.21	116.35	102.88	100.44	105.28

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

        The following selected consolidated financial data for each of the years ended March 31, 2018 (fiscal 2017), April 1, 2017 (fiscal 2016), and February 27, 2016 (fiscal 2015), and the selected consolidated balance sheet data as of March 31, 2018 and April 1, 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended February 28, 2015 (fiscal 2014) and March 1, 2014 (fiscal 2013) and the selected consolidated balance sheet data as of February 27, 2016, February 28, 2015, and March 1, 2014 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The table below also includes, for comparative purposes, unaudited data for the recast 52-week period ended April 2, 2016. Historical results are not indicative of the results to be expected in the future. Fiscal 2017, fiscal 2016, fiscal 2015, fiscal 2014, and fiscal 2013 included 52 weeks.

        All dollar amounts in this Selected Financial and Operating Data are in thousands, except per share amounts, unless otherwise stated.

	Fiscal year ended
	March 31, 2018	April 1, 2017(1)	April 2, 2016(2)	February 27, 2016	February 28, 2015	March 1, 2014
			(unaudited)
Consolidated statement of operations
Net sales	$857,228	$819,930	$797,087	$794,630	$781,866	$748,538
Cost of sales (excluding depreciation and amortization)	360,167	343,860	332,594	331,079	323,800	308,755

Gross profit	497,061	476,070	464,493	463,551	458,066	439,783

Selling, general and administrative expenses (excluding depreciation and amortization)	411,721	387,948	394,585	393,810	372,867	354,271
Stock-based compensation	2,026	1,989	1,575	1,556	1,289	15,137
Pre-opening costs	5,293	6,852	9,004	9,033	8,283	6,672
Depreciation and amortization	37,922	37,124	34,628	34,230	31,011	30,353
Other expenses	5,734	1,058	102	—	1,132	1,585
Loss (gain) on disposal of assets	278	57	62	61	(3,487)	206

Income from operations	34,087	41,042	24,537	24,861	46,971	31,027
Interest expense, net	25,013	16,687	16,772	16,810	17,105	21,185
Loss on extinguishment of debt	2,369	—	—	—	—	1,229

Income before taxes	6,705	24,355	7,765	8,051	29,866	8,613
(Benefit) provision for income taxes(3)	(12,723)	9,402	2,907	2,909	7,193	447

Net income	$19,428	$14,953	$4,858	$5,142	$22,673	$8,166
Less: Distributions accumulated to preferred shareholders(4)	—	—	—	—	—	(59,747)

Net income (loss) available to common shareholders(4)	$19,428	$14,953	$4,858	$5,142	$22,673	$(51,581)

Net income (loss) per common share—basic and diluted(4)	$0.40	$0.31	$0.10	$0.11	$0.47	$(2.87)
Weighted-average common shares—basic	48,061,527	47,996,746	47,986,034	47,985,717	47,971,243	17,955,757
Weighted-average common shares—diluted	48,147,725	48,016,010	47,976,034	47,985,717	48,520,865	17,955,757

	Fiscal year ended
	March 31, 2018	April 1, 2017(1)	April 2, 2016(2)	February 27, 2016	February 28, 2015	March 1, 2014
Operating data:
Comparable store sales growth for the period(5)	0.9%	(2.4)%	(0.8)%	0.0%	(1.4)%	2.9%
Number of stores open at end of period	90	86	79	79	70	63
Non-GAAP measures(6):
Adjusted EBITDA(7)	$89,603	$86,559	$68,362	$68,159	$88,230	$86,101
Adjusted EBITDA margin(7)	10.5%	10.6%	8.6%	8.6%	11.3%	11.5%
Adjusted net income(8)	$13,594	$13,393	$4,858	$5,142	$16,501	$16,354
Adjusted net income per common share—diluted(8)	$0.28	$0.28	$0.10	$0.11	$0.34	$0.33

	As of
	March 31, 2018	April 1, 2017	February 27, 2016	February 28, 2015	March 1, 2014
Consolidated balance sheet data:
Cash	$8,399	$10,736	$13,609	$24,994	$18,046
Net working capital(9)	27,029	44,342	22,913	20,965	34,832
Total assets	749,369	761,834	758,119	761,579	773,841
Long-term debt(10)	285,165	317,471	321,508	324,616	325,943
Total stockholders' equity	248,707	221,790	207,068	201,862	197,186

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

(3)
The difference between the Company's effective tax rate and the statutory Federal tax rate can be attributed to fluctuations in the valuation allowance recorded against net deferred assets not expected to be realized, indefinite-lived intangible asset impairment charges not deductible for tax purposes, the effects of prior period adjustments, the effects of foreign income taxed at a different rate including statutory changes in those rates, intra-period tax allocations between continuing operations and other comprehensive income, and the estimated impact of the Tax Cuts and Jobs Act.

(4)
For fiscal 2013, common stockholders did not share in net income due to earnings not exceeding the accrued distributions on the Company's preferred stock. For fiscal 2013, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

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

  A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal year ended
	March 31, 2018	April 1, 2017	April 2, 2016	February 27, 2016	February 28, 2015	March 1, 2014
			(unaudited)
Net income	$19,428	$14,953	$4,858	$5,142	$22,673	$8,166
Depreciation and amortization	37,922	37,124	34,628	34,230	31,011	30,353
Interest expense, net	25,013	16,687	16,772	16,810	17,105	21,185
Income tax (benefit) expense	(12,723)	9,402	2,907	2,909	7,193	447

EBITDA	69,640	78,166	59,165	59,091	77,982	60,151
Management fees(a)	—	—	—	—	—	667
Pre-opening costs(b)	5,293	6,852	9,004	9,033	8,283	6,672
IPO costs(c)	—	—	—	—	—	1,259
Noncash rent(d)	(1,915)	(1,365)	(1,784)	(1,844)	(374)	260
Restructuring charges(e)	—	—	—	—	—	532
Stock-based compensation(f)	2,026	1,989	1,575	1,556	1,289	15,137
Loss on extinguishment of debt(g)	2,369	—	—	—	—	1,229
Foreign exchange (gains) losses(h)	(596)	(342)	226	241	(171)	(224)
Optimization Plan implementation charges(i)	11,479	—	—	—	—	—
Elfa manufacturing facility closure(j)	803	—	—	—	—	—
Other adjustments(k)	504	1,259	176	82	1,221	418

Adjusted EBITDA	$89,603	$86,559	$68,362	$68,159	$88,230	$86,101

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

(e)
Includes charges incurred to restructure business operations at Elfa, which we do not consider in our evaluation of our ongoing performance.

(f)
Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(g)
Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in April 2013, November 2013 and August 2017, which we do not consider in our evaluation of our ongoing operations.

(h)
Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(i)
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

(j)
Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(k)
Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance, costs incurred in preparation for being a public company, and other charges.

(8)
Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding; however, for fiscal 2013 adjusted diluted weighted average common shares outstanding is calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the period. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share—diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

We have included a presentation of adjusted net income and adjusted net income per diluted share for fiscal 2016 to show the net impact of the amended and restated employment agreements entered into with key executives during the fiscal 2016 ("management transition costs (benefits)"). Although we disclosed the net positive impact of the amended and restated employment agreements in our discussions of earnings per share and selling, general and administrative expenses ("SG&A") in our fiscal 2016 filings with the SEC, we did not adjust for the net impact of these agreements in our fiscal 2016 presentation of adjusted net income and adjusted net income per diluted share. However, in fiscal 2017, our Optimization Plan has caused us to incur similar charges that we believe are not indicative of our core operating performance. As a result, we believe that adjusting net income and net income per diluted share in fiscal 2016 for management transition costs (benefits), in addition to adjusting net income and net income per diluted share in fiscal 2017 for charges incurred as part of the implementation of our Optimization Plan will assist investors in comparing our core operating performance across reporting periods on a consistent basis.

  A reconciliation of the GAAP financial measures of net income (loss) available to common shareholders and diluted net income (loss) per common share to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal year ended
	March 31, 2018	April 1, 2017	April 2, 2016	February 27, 2016	February 28, 2015	March 1, 2014
			(unaudited)
Numerator:
Net income (loss) available to common shareholders	$19,428	$14,953	$4,858	$5,142	$22,673	$(51,581)
Distributions accumulated to preferred shareholders(a)	—	—	—	—	—	59,747
IPO related stock-based compensation(b)	—	—	—	—	—	14,602
IPO costs(c)	—	—	—	—	—	1,259
Restructuring charges(d)	—	—	—	—	—	532
Gain on disposal of subsidiary and real estate(e)	—	—	—	—	(3,681)	—
Management transition costs(f)	—	(2,852)	—	—	—	—
Elfa manufacturing facility closure(g)	803	—	—	—	—	—
Loss on extinguishment of debt(h)	2,369	—	—	—	—	1,229
Optimization Plan implementation charges(i)	11,479	—	—	—	—	—
Taxes(j)	(20,485)	1,292	—	—	(2,491)	(9,434)

Adjusted net income	$13,594	$13,393	$4,858	$5,142	$16,501	$16,354
Denominator:
Weighted average common shares outstanding—diluted	48,147,725	48,016,010	47,976,034	47,985,717	48,520,865	17,955,757
Adjust weighting factor of outstanding shares(k)	—	—	—	—	—	30,939,876

Adjusted weighted average common shares outstanding—diluted	48,147,725	48,016,010	47,976,034	47,985,717	48,520,865	48,895,633
Adjusted net income per common share—diluted	$0.28	$0.28	$0.10	$0.11	$0.34	$0.33

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

(d)
Includes charges incurred to restructure business operations at Elfa, which we do not consider in our evaluation of our ongoing performance.

(e)
Gain recorded as a result of the sale of a Norwegian subsidiary, whose primary asset was a manufacturing facility that was shut down and consolidated into a like facility in Sweden as part of Elfa's restructuring efforts in fiscal 2012, as well as the sale of a building at Elfa in fiscal 2014, which we do not consider in our evaluation of ongoing performance.

(f)
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

(h)
Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in April 2013, November 2013 and August 2017, which we do not consider in our evaluation of our ongoing operations.

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

(j)
Tax impact of adjustments to net income (loss), as well as other unusual or infrequent tax items, including the impact of a $1.8 million reduction in tax expense recorded in fiscal 2014 primarily related to a refund of tax paid in a prior period, the estimated impact of the Tax Cuts and Jobs Act in fiscal 2017, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets, which we do not consider in our evaluation of ongoing performance.

(k)
Fiscal 2013 is calculated based on the assumption that the number of shares outstanding as of March 1, 2014 was outstanding at the beginning of the fiscal year.
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

Overview

        The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. Our vision is to be a beloved brand and the first choice for customized organization solutions and services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. We service them with storage and organization solutions that help them accomplish projects, maximize their space, and make the most of their home. We believe an organized life is a happy life.

        Our operations consist of two operating segments:

  •
  The Container Store ("TCS"), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of March 31 2018, we operated 90 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

Optimization Plan

        As previously announced on May 23, 2017, the Company launched a four-part optimization plan to drive improved sales and profitability (the "Optimization Plan"). This plan includes sales initiatives, certain full-time position eliminations at TCS, which were concluded in the first quarter of fiscal 2017, organizational realignment at Elfa and ongoing savings and efficiency efforts. In fiscal 2016, the Company's savings program was primarily focused within selling, general and administrative expenses. However, as part of the Optimization Plan, the Company has also focused on savings and efficiency efforts within cost of sales, in addition to selling, general and administrative expenses.

        The Company incurred pre-tax charges associated with the implementation of the Optimization Plan of approximately $11 million in fiscal 2017. The expected annualized pre-tax savings associated with the Optimization Plan continue to be approximately $20 million, of which approximately $12 million was realized in fiscal 2017.

        In fiscal 2018, the Company expects to complete the Optimization Plan through the execution of a price optimization initiative. The Company expects to incur approximately $5 million of pre-tax charges in the first quarter of fiscal 2018 associated with the implementation of the price optimization initiative.

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

        We define adjusted net income as net income (loss) available to common shareholders before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to "Item 6: Selected Financial and Operating Data."

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

Results of Operations

        The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended March 31, 2018 and April 1, 2017, and the five-weeks ended April 2, 2016 along with comparable unaudited data for the recast fiscal year ended April 2, 2016 and the five-weeks ended April 4, 2015 expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended			Five Weeks Ended
	March 31, 2018	April 1, 2017	April 2, 2016	April 2, 2016	April 4, 2015
			(unaudited)		(unaudited)
Net sales	$857,228	$819,930	$797,087	$69,218	$66,761
Cost of sales (excluding depreciation and amortization)	360,167	343,860	332,594	29,023	27,507

Gross profit	497,061	476,070	464,493	40,195	39,254
Selling, general, and administrative expenses (excluding depreciation and amortization)	411,721	387,948	394,585	34,504	33,728
Stock-based compensation	2,026	1,989	1,575	147	129
Pre-opening costs	5,293	6,852	9,004	191	220
Depreciation and amortization	37,922	37,124	34,628	3,009	2,612
Other expenses	5,734	1,058	102	102	—
Loss on disposal of assets	278	57	62	—	—

Income from operations	34,087	41,042	24,537	2,242	2,565
Interest expense	25,013	16,687	16,772	1,550	1,587
Loss on extinguishment of debt	2,369	—	—	—	—

Income before taxes	6,705	24,355	7,765	692	978
(Benefit) provision for income taxes	(12,723)	9,402	2,907	338	340

Net income	$19,428	$14,953	$4,858	$354	$638

	Fiscal year ended			Five Weeks Ended(3)
	March 31, 2018	April 1, 2017	April 2, 2016	April 2, 2016	April 4, 2015
			(unaudited)		(unaudited)
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.0%	41.9%	41.7%	41.9%	41.2%

Gross profit	58.0%	58.1%	58.3%	58.1%	58.8%

Selling, general, and administrative expenses (excluding depreciation and amortization)	48.0%	47.3%	49.5%	49.8%	50.5%
Stock-based compensation	0.2%	0.2%	0.2%	0.2%	0.2%
Pre-opening costs	0.6%	0.8%	1.1%	0.3%	0.3%
Depreciation and amortization	4.4%	4.5%	4.3%	4.3%	3.9%
Other expenses	0.7%	0.1%	0.0%	0.1%	0.0%
Loss on disposal of assets	0.0%	0.0%	0.0%	0.0%	0.0%

Income from operations	4.0%	5.0%	3.1%	3.2%	3.8%
Interest expense	2.9%	2.0%	2.1%	2.2%	2.4%
Loss on extinguishment of debt	0.3%	0.0%	0.0%	0.0%	0.0%

Income before taxes	0.8%	3.0%	1.0%	1.0%	1.5%
(Benefit) provision for income taxes	(1.5)%	1.1%	0.4%	0.5%	0.5%

Net income	2.3%	1.8%	0.6%	0.5%	1.0%

Operating data:
Comparable store sales growth for the period(1)	0.9%	(2.4)%	(0.8)%
Number of stores open at end of period	90	86	79
Non-GAAP measures(2):
Adjusted EBITDA(2)	$89,603	$86,559	$68,362
Adjusted net income(2)	$13,594	$13,393	$4,858
Adjusted net income per common share—diluted(2)	$0.28	$0.28	$0.10

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

Fiscal 2017 compared to Fiscal 2016

Net sales

        The following table summarizes our net sales for fiscal 2017 and fiscal 2016:

	March 31, 2018	% total	April 1, 2017	% total
TCS net sales	$787,375	91.9%	$752,675	91.8%
Elfa third party net sales	69,853	8.1%	67,255	8.2%

Net sales	$857,228	100.0%	$819,930	100.0%

        Net sales in fiscal 2017 increased by $37,298, or 4.5%, compared to fiscal 2016. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2016	$819,930
Incremental net sales increase (decrease) due to:
New stores	27,662
Comparable stores (including a $11,398, or 20.3%, increase in online sales)	6,601
Elfa third party net sales (excluding impact of foreign currency translation)	(77)
Impact of foreign currency translation on Elfa third party net sales	2,675
Shipping and delivery	437

Net sales for fiscal 2017	$857,228

        During fiscal 2017, thirteen new stores generated $27,662 of incremental net sales, nine of which were opened prior to or during fiscal 2016 and four of which were opened in fiscal 2017. Additionally, comparable stores generated $6,601, or 0.9 percentage points, of the 4.5% increase in net sales. Elfa third party net sales increased $2,598 during fiscal 2017, primarily due to the positive impact of foreign currency translation, which increased third party net sales by $2,675. After converting Elfa's third party net sales from Swedish krona to U.S. dollars using the prior year's conversion rate for fiscal 2017 and fiscal 2016, Elfa third party net sales decreased $77 primarily due to lower net sales in the Nordic markets, partially offset by higher net sales in Russia.

Gross profit and gross margin

        Gross profit in fiscal 2017 increased by $20,991, or 4.4%, compared to fiscal 2016. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by lower consolidated gross margin. The following table summarizes the gross margin for fiscal 2017 and fiscal 2016 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	March 31, 2018	April 1, 2017
TCS gross margin	57.2%	57.1%
Elfa gross margin	38.1%	39.9%
Total gross margin	58.0%	58.1%

        TCS gross margin increased 10 basis points during fiscal 2017, primarily due to lower cost of goods sold associated with the Optimization Plan and the benefit of favorable foreign currency contracts, partially offset by a greater portion of sales generated by merchandise campaigns and higher costs associated with our installation services business. Elfa segment gross margin decreased 180 basis points, primarily due to higher direct materials costs. On a consolidated basis, gross margin declined 10 basis points, as the improvement in TCS gross margin was more than offset by the decline in Elfa gross margin.

Selling, general and administrative expenses

        Selling, general and administrative expenses in fiscal 2017 increased by $23,773, or 6.1%, compared to fiscal 2016. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 70 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2017 and fiscal 2016:

	March 31, 2018 % of net sales	April 1, 2017 % of net sales
TCS selling, general and administrative	44.1%	43.1%
Elfa selling, general and administrative	3.9%	4.2%

Total selling, general and administrative	48.0%	47.3%

        TCS selling, general and administrative expenses increased by 100 basis points as a percentage of consolidated net sales. The increase was primarily due to consulting costs incurred as part of the Optimization Plan, which contributed 80 basis points to the increase in fiscal 2017. Additionally, the impact of amended and restated employment agreements entered into with key executives during fiscal 2016, which led to the reversal of accrued deferred compensation associated with the original employment agreements, net of costs incurred to execute the agreements, contributed a 50 basis points benefit in fiscal 2016. This combined 130 basis points year-over-year increase was partially offset by a 30 basis point improvement in TCS selling, general and administrative expenses as a percentage of net sales, primarily due to ongoing savings and efficiency efforts, inclusive of savings from the Optimization Plan, partially offset by increased occupancy costs. Elfa selling, general and administrative expenses decreased by 30 basis points as a percentage of consolidated net sales primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

        Pre-opening costs decreased by $1,559, or 22.8% in fiscal 2017 to $5,293, as compared to $6,852 in fiscal 2016, due to a decrease in the number of stores opened in fiscal 2017 as compared to fiscal 2016. We opened five stores, inclusive of one relocation, in fiscal 2017, and we opened seven stores in fiscal 2016.

Other expenses

        In fiscal 2017, we recorded $5,734 of other expenses, which were primarily related to severance costs associated with the Optimization Plan. The Company incurred $1,836 of severance charges associated with the elimination of certain full-time positions at TCS, as well as $2,727 of severance charges associated with organizational realignment at Elfa. Additionally, other expenses of $803 were recorded in connection with the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017. We also recorded $368 of severance expenses in fiscal 2017 that were not associated with the Optimization Plan. In fiscal 2016, we recorded $1,058 of other expenses, which were primarily related to management transition costs.

Interest expense and loss on extinguishment of debt

        Interest expense increased by $8,326, or 49.9%, in fiscal 2017 to $25,013, as compared to $16,687 in fiscal 2016. On August 18, 2017, the Company entered into a fourth amendment (the "Term Loan Amendment") to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amended the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during fiscal 2017.

        Additionally, as a result of the Term Loan Amendment, the Company recorded $2,369 of loss on extinguishment of debt in fiscal 2017.

Taxes

        The benefit for income taxes in fiscal 2017 was $12,723 as compared to a provision of $9,402 in fiscal 2016. The effective tax rate for fiscal 2017 was –189.8%, as compared to 38.6% in fiscal 2016. The decrease in the effective tax rate is primarily due to the estimated impact of the Tax Act enacted in fiscal 2017, which was primarily driven by the remeasurement of deferred tax balances resulting in the recognition of a provisional benefit of $24,210 in fiscal 2017, partially offset by a provisional accrual of the one-time transition tax on foreign earnings of $8,521.

        The Company has made provisional estimates of the impact of remeasuring its deferred tax balances during fiscal 2017, as well as the one-time transition tax on the earnings of foreign subsidiaries. Pursuant to Staff Accounting Bulletin No. 118, the Company's measurement period for implementing the accounting changes required by the Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740 in a subsequent reporting period within the measurement period.

        The effective tax rate for fiscal 2018 and beyond is estimated to be in the high-20% to low-30% range, excluding the impact of any future adjustments to the provisional amounts recognized for the remeasurement of deferred tax balances and the one-time transition tax on foreign earnings, as the timing and amount of future adjustments cannot be reasonably estimated.

Year Ended April 1, 2017 ("Fiscal 2016") compared to Year Ended April 2, 2016 ("Recast Fiscal 2015")

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

Seasonality

        Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts on or about December 24th and runs into February. Over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2017, 2016, and 2015.

Liquidity and Capital Resources

        We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the "Revolving Credit Facility" as further discussed under "Revolving Credit Facility" below), and the SEK 140.0 million (approximately $16,743 as of March 31, 2018) 2014 Elfa revolving credit facility (the "2014 Elfa Revolving Credit Facility" as further discussed under "Elfa Senior Secured Credit Facilities and 2014 Elfa Senior Secured Credit Facilities" below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

        At March 31, 2018, we had $8,399 of cash, of which $8,397 was held by our foreign subsidiaries. In addition, we had $65,625 of additional availability under the Revolving Credit Facility and approximately $16,743 of additional availability under the 2014 Elfa Revolving Credit Facility at March 31, 2018. There were $3,901 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

        Pursuant to the Tax Act, we will be required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company recorded a provisional amount for the one-time transition tax in fiscal 2017. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States. However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states. It is our intent to indefinitely reinvest these funds outside the United States.

Cash flow analysis

        A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Net cash provided by (used in) operating activities	$62,176	$44,639	$42,307	$(9,540)
Net cash used in investing activities	(27,550)	(28,508)	(45,750)	(2,434)
Net cash (used in) provided by financing activities	(37,688)	(13,981)	(7,516)	6,942
Effect of exchange rate changes on cash	725	(223)	(426)	232

Net (decrease) increase in cash	$(2,337)	$1,927	$(11,385)	$(4,800)
Free cash flow (Non-GAAP)(1)	$34,530	$16,124	$(4,124)	$(11,975)

(1)
See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by (used in) operating activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

        Net cash provided by operating activities was $62,176 for the fiscal year ended March 31, 2018. Net income of $19,428 was combined with non-cash items of $19,941 (primarily depreciation and amortization offset by deferred tax benefit) and a decrease in working capital of $22,807. The decrease in working capital during fiscal 2017 was primarily due to a decrease in inventory and accounts receivable along with increases in accounts payable and accrued liabilities and other noncurrent liabilities. The decrease in inventory is due to improved inventory management combined with positive comparable store sales in fiscal 2017. The decrease in accounts receivable is primarily related to a shift in timing of receipt of rebate and landlord receivables during fiscal 2017, as well as a decrease in trade receivables for business sales. The increase in accounts payable and accrued liabilities is primarily due to an increase in deferred revenue. The increase in other noncurrent liabilities was primarily related to the liability recorded for the provisional one-time transition tax on foreign earnings.

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

        Our total capital expenditures for the fiscal year ended March 31, 2018 were $27,646 with new store openings and existing store remodels accounting for $15,665. The remaining capital expenditures of $11,981 were primarily for investments in information systems and Elfa manufacturing facility enhancements.

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

Net cash used in (provided by) financing activities

        Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2014 Elfa Senior Secured Credit Facilities.

        Net cash used in financing activities was $37,688 for the fiscal year ended March 31, 2018. This included net payments of $26,403 for repayment of long-term indebtedness, $11,246 for payment of debt issuance costs, and $39 for taxes paid in connection with the withholding of shares upon vesting of restricted stock awards.

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

        Net cash provided by financing activities was $6,942 for the five-weeks ended April 2, 2016, which was mainly attributable to borrowings of $5,000 on the Revolving Credit Facility and net borrowings of $2,886 on the 2014 Elfa Revolving Credit Facility. The Company also made payments of $944 primarily on indebtedness outstanding under the Senior Secured Term Loan Facility during the period.

        As of March 31, 2018, we had a total of $65,625 of unused borrowing availability under the Revolving Credit Facility, and $3,490 in letters of credit issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2018.

        As of March 31, 2018, Elfa had a total of $16,743 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and no borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Free cash flow (Non-GAAP)

        The Company presents free cash flow, which the Company defines as net cash provided by (used in) operating activities in a period minus payments for property and equipment made in that period, because it believes it is a useful indicator of the Company's overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

        The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by (used in) operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Net cash provided by (used in) operating activities	$62,176	$44,639	$42,307	$(9,540)
Less: Additions to property and equipment	(27,646)	(28,515)	(46,431)	(2,435)

Free cash flow	$34,530	$16,124	$(4,124)	$(11,975)

Senior Secured Term Loan Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as

Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the "Senior Secured Term Loan Facility"). On August 18, 2017, we entered into a fourth amendment (the "Term Loan Amendment") to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to August 18, 2021, (ii) add a maximum leverage covenant of 5.0:1.0 which steps down by 0.25x on June 30 of each year commencing on June 30, 2018, (iii) increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, (iv) reduce the aggregate principal amount of the Senior Secured Term Loan Facility to $300,000, (v) increase principal amortization to 2.5% per annum, (vi) require a 3.0% upfront fee on the aggregate principal amount of the Senior Secured Term Loan Facility, and (vii) impose a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017. An affiliate of Leonard Green & Partners, L.P. ("LGP"), which, together with certain of its affiliates, beneficially owns a majority of our outstanding common stock, funded $20,000 of the $300,000 Senior Secured Term Loan Facility. As of March 31, 2018, the principal amount due to the LGP affiliate was zero, as it sold its interest in the loan syndicate.

        Under the Senior Secured Term Loan Facility, we had $294,375 in outstanding borrowings as of March 31, 2018 and the interest rate on such borrowings is LIBOR + 7.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,875 through June 30, 2021, with a balloon payment for the remaining balance due on August 18, 2021.

        The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.'s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. As of March 31, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the "Revolving Credit Facility"). On August 18, 2017, we entered into a fourth amendment (the "Revolving Amendment") to the Revolving Credit Facility dated as of April 6, 2012, which, among other things, extended the maturity date of the loans under the Revolving Credit Facility to the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 31, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $7,175 as of March 31, 2018) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $16,743 as of March 31, 2018) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $359 as of March 31, 2018). The 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

        The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of March 31, 2018, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

        Prior to testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired for each reporting unit. If the results of the qualitative assessment indicate that the likelihood of impairment is greater than 50%, then we perform an impairment test on goodwill. To test for impairment, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

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

Contractual obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of March 31, 2018, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$294,375	$7,500	$15,000	$271,875	$—
Revolving loans	—	—	—	—	—
Capital lease obligations	662	241	421	—	—
Other long-term obligations(1)	8,521	1,470	1,343	1,931	3,777
Unrecorded contractual obligations
Estimated interest(2)	84,948	26,058	49,810	9,080	—
Operating leases(3)	552,504	87,525	161,715	118,741	184,523
Letters of credit	3,901	3,901	—	—	—
Purchase obligations(4)	36,474	32,697	3,501	239	37

Total(5)	$981,385	$159,392	$231,790	$401,866	$188,337

(1)
One-time transition tax on foreign earnings that will be paid over 8 years.

(2)
For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of March 31, 2018, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

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

(5)
The table above excludes deferred lease incentives and defined benefit pension plan obligations which were included in "Deferred rent and other long-term liabilities" in the consolidated balance sheet as of March 31, 2018. Deferred lease incentives were excluded from the table above as such amounts do not represent known contractual obligations for future cash payments. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

Off-Balance Sheet Arrangements

        Other than the operating leases, letters of credit, and purchase obligations discussed above, we are not party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

        Please refer to Note 1—Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting pronouncements and our critical accounting policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

        We are subject to foreign currency risk in connection with the operations of our Swedish subsidiary, Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at average rates of exchange for the year. The functional currency of Elfa is the Swedish krona. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2017, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.3 million.

        We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency hedge instruments to mitigate this risk. For fiscal 2017 and fiscal 2016, we used forward currency hedge instruments for 80% and 78% of inventory purchases in Swedish krona at an average SEK rate of 9.0 and 8.6 each year, respectively. Currently, we have hedged 60% of our planned inventory purchases for fiscal 2018 at an average rate of 8.1.

Interest rate risk

        We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At March 31, 2018, borrowings subject to interest rate risk were $294.4 million, we had $65.6 million of additional availability under the Revolving Credit Facility and approximately $16.7 million of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility during fiscal 2017, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
The Container Store Group, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2018, for the year ended February 27, 2016 and the related consolidated statements of operations, comprehensive income and cash flows for the five week transition period ended April 2, 2016 and the related notes and the financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, for the year ended February 27, 2016, and the five week transition period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Dallas, Texas
May 31, 2018

The Container Store Group, Inc.

Consolidated balance sheets

(In thousands)	March 31, 2018	April 1, 2017
Assets
Current assets:
Cash	$8,399	$10,736
Accounts receivable, net	25,528	27,476
Inventory	97,362	103,120
Prepaid expenses	11,281	10,550
Income taxes receivable	15	16
Other current assets	11,609	10,787

Total current assets	154,194	162,685
Noncurrent assets:
Property and equipment, net	158,389	165,498
Goodwill	202,815	202,815
Trade names	229,401	226,685
Deferred financing costs, net	312	320
Noncurrent deferred tax assets, net	2,404	2,139
Other assets	1,854	1,692

Total noncurrent assets	595,175	599,149

Total assets	$749,369	$761,834

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (Continued)

(In thousands, except share and per share amounts)	March 31, 2018	April 1, 2017
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$43,692	$44,762
Accrued liabilities	70,494	60,107
Revolving lines of credit	—	—
Current portion of long-term debt	7,771	5,445
Income taxes payable	4,580	2,738

Total current liabilities	126,537	113,052
Noncurrent liabilities:
Long-term debt	277,394	312,026
Noncurrent deferred tax liabilities, net	54,839	80,679
Deferred rent and other long-term liabilities	41,892	34,287

Total noncurrent liabilities	374,125	426,992

Total liabilities	500,662	540,044
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,072,187 shares issued at March 31, 2018 and 48,045,114 shares issued at April 1, 2017	481	480
Additional paid-in capital	861,263	859,102
Accumulated other comprehensive loss	(17,316)	(22,643)
Retained deficit	(595,721)	(615,149)

Total shareholders' equity	248,707	221,790

Total liabilities and shareholders' equity	$749,369	$761,834

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
(In thousands, except share and per share amounts)	March 31, 2018	April 1, 2017	February 27, 2016
Net sales	$857,228	$819,930	$794,630	$69,218
Cost of sales (excluding depreciation and amortization)	360,167	343,860	331,079	29,023

Gross profit	497,061	476,070	463,551	40,195
Selling, general, and administrative expenses (excluding depreciation and amortization)	411,721	387,948	393,810	34,504
Stock-based compensation	2,026	1,989	1,556	147
Pre-opening costs	5,293	6,852	9,033	191
Depreciation and amortization	37,922	37,124	34,230	3,009
Other expenses	5,734	1,058	—	102
Loss on disposal of assets	278	57	61	—

Income from operations	34,087	41,042	24,861	2,242
Interest expense	25,013	16,687	16,810	1,550
Loss on extinguishment of debt	2,369	—	—	—

Income before taxes	6,705	24,355	8,051	692
(Benefit) provision for income taxes	(12,723)	9,402	2,909	338

Net income	$19,428	$14,953	$5,142	$354
Net income per common share—basic and diluted	$0.40	$0.31	$0.11	$0.01
Weighted-average common shares—basic	48,061,527	47,996,746	47,985,717	47,986,975
Weighted-average common shares—diluted	48,147,725	48,016,010	47,985,717	47,986,975

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal year ended
				Five Weeks Ended April 2, 2016
(In thousands)	March 31, 2018	April 1, 2017	February 27, 2016
Net income	$19,428	$14,953	$5,142	$354
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $30, $(85), $606, and $7	53	(138)	853	12
Pension liability adjustment, net of tax provision of $98, $142, $39, and $0	(349)	(386)	175	(66)
Foreign currency translation adjustment	5,623	(6,283)	(2,521)	4,053

Comprehensive income	$24,755	$8,146	$3,649	$4,353

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders' equity

		Common stock			Accumulated other comprehensive income (loss)
	Par value			Additional paid-in capital		Retained deficit	Total shareholders' equity
(In thousands, except share amounts)		Shares	Amount
Balance at February 28, 2015	$0.01	47,983,660	$480	$855,322	$(18,342)	$(635,598)	$201,862
Net income		—	—	—	—	5,142	5,142
Stock-based compensation		—	—	1,556	—	—	1,556
Excess tax provision from stock-based compensation		—	—	(58)	—	—	(58)
Stock option exercises		3,315	—	59	—	—	59
Foreign currency translation adjustment		—	—	—	(2,521)	—	(2,521)
Unrealized gain on financial instruments, net of $606 tax provision		—	—	—	853	—	853
Pension liability adjustment, net of $39 tax provision		—	—	—	175	—	175

Balance at February 27, 2016		47,986,975	480	856,879	(19,835)	(630,456)	207,068
Net income		—	—	—	—	354	354
Stock-based compensation		—	—	147	—	—	147
Foreign currency translation adjustment		—	—	—	4,053	—	4,053
Unrealized gain on financial instruments, net of $7 tax provision		—	—	—	12	—	12
Pension liability adjustment, net of $0 tax provision		—	—	—	(66)	—	(66)

Balance at April 2, 2016		47,986,975	480	857,026	(15,836)	(630,102)	211,568
Net income		—	—	—	—	14,953	14,953
Stock-based compensation		—	—	1,989	—	—	1,989
Vesting of restricted stock awards		31,216	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(39)	—	—	(39)
Common stock granted to non-employees		26,923	—	135	—	—	135
Excess tax provision from stock-based compensation		—	—	(9)	—	—	(9)
Foreign currency translation adjustment		—	—	—	(6,283)	—	(6,283)
Unrealized loss on financial instruments, net of $85 tax benefit		—	—	—	(138)	—	(138)
Pension liability adjustment, net of $142 tax provision		—	—	—	(386)	—	(386)

Balance at April 1, 2017		48,045,114	480	859,102	(22,643)	(615,149)	221,790
Net income		—	—	—	—	19,428	19,428
Stock-based compensation		—	—	2,026	—	—	2,026
Common stock granted to non-employees		27,073	1	135	—	—	136
Foreign currency translation adjustment		—	—	—	5,623	—	5,623
Unrealized gain on financial instruments, net of $30 tax provision		—	—	—	53	—	53
Pension liability adjustment, net of $98 tax provision		—	—	—	(349)	—	(349)

Balance at March 31, 2018	$0.01	48,072,187	$481	$861,263	$(17,316)	$(595,721)	$248,707

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
(In thousands)	March 31, 2018	April 1, 2017	February 27, 2016
Operating activities
Net income	$19,428	$14,953	$5,142	$354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,922	37,124	34,230	3,009
Stock-based compensation	2,026	1,989	1,556	147
Loss on disposal of assets	278	57	61	—
Loss on extinguishment of debt	2,369	—	—	—
Deferred tax (benefit) expense	(25,545)	(96)	859	818
Noncash interest	2,664	1,921	1,940	160
Other	227	(29)	401	45
Changes in operating assets and liabilities:
Accounts receivable	3,192	(5,861)	(5,338)	6,958
Inventory	8,406	(19,598)	(1,929)	1,516
Prepaid expenses and other assets	(2,133)	4,028	487	(7,371)
Accounts payable and accrued liabilities	6,249	10,965	5,840	(14,258)
Income taxes	625	3,527	(1,330)	(719)
Other noncurrent liabilities	6,468	(4,341)	388	(199)

Net cash provided by (used in) operating activities	62,176	44,639	42,307	(9,540)
Investing activities
Additions to property and equipment	(27,646)	(28,515)	(46,431)	(2,435)
Proceeds from investment grant	—	—	479	—
Proceeds from sale of property and equipment	96	7	202	1

Net cash used in investing activities	(27,550)	(28,508)	(45,750)	(2,434)
Financing activities
Borrowings on revolving lines of credit	47,486	42,731	55,872	4,958
Payments on revolving lines of credit	(47,486)	(46,216)	(57,935)	(2,072)
Borrowings on long-term debt	335,000	30,000	33,000	5,000
Payments on long-term debt and capital leases	(361,403)	(40,496)	(38,246)	(944)
Payment of debt issuance costs	(11,246)	—	(266)	—
Payment of taxes with shares withheld upon restricted stock vesting	(39)	—	—	—
Proceeds from the exercise of stock options	—	—	59	—

Net cash (used in) provided by financing activities	(37,688)	(13,981)	(7,516)	6,942
Effect of exchange rate changes on cash	725	(223)	(426)	232

Net (decrease) increase in cash	(2,337)	1,927	(11,385)	(4,800)
Cash at beginning of fiscal year	10,736	8,809	24,994	13,609

Cash at end of fiscal year	$8,399	$10,736	$13,609	$8,809
Supplemental information:
Cash paid during the year for:
Interest	$22,119	$14,656	$14,850	$3,552
Taxes	$4,740	$7,651	$891	$236
Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$741	$138	$1,386	$1,114
Capital lease obligation incurred	$215	$691	$541	$60

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

1. Nature of business and summary of significant accounting policies

Description of business

        The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions to accomplish their projects through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the "Company"), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. ("LGP"), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering of its common stock (the "IPO"). As the majority shareholder, LGP retains controlling interest in the Company.

        The Container Store, Inc. consists of our retail stores, website and call center, as well as our installation and organizational services business. As of March 31, 2018, The Container Store, Inc. operated 90 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.'s wholly owned Swedish subsidiary, Elfa International AB ("Elfa"), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

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

        All references herein to "fiscal 2017" represent the results of the 52-week fiscal year ended March 31, 2018, and references to "fiscal 2016" represent the results of the 52-week fiscal year ended April 1, 2017. In addition, all references herein to "fiscal 2015" represent the results of the 52-week fiscal year ended February 27, 2016.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

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

Gift cards and merchandise credits

        Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2017) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $1,656, $1,072, $948, and $73 of gift card breakage in fiscal years 2017, 2016, 2015, and the five weeks ended April 2, 2016, respectively.

Cost of sales

        Cost of sales related to retail operations includes the purchase cost of inventory sold (net of vendor rebates), in-bound freight, as well as inventory loss reserves. Costs incurred to ship or deliver merchandise to customers, as well as direct installation and organization services costs, are also included in cost of sales. Cost of sales from manufacturing operations includes costs associated with

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

production, including materials, wages, other variable production costs, and other applicable manufacturing overhead.

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

        Catalog and direct mailings costs capitalized at March 31, 2018 and April 1, 2017, amounted to $375 and $605 respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2017, 2016, 2015, and the five-weeks ended April 2, 2016 was $32,860, $31,525, $32,343, and $2,164, respectively.

Pre-opening costs

        Non-capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Income taxes

        We account for income taxes utilizing Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of March 31, 2018 and April 1,

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

2017. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

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

Accounts receivable

        Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.'s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.'s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $170 and $305 at March 31, 2018 and April 1, 2017, respectively.

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

March 31, 2018

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

        Costs of developing or obtaining software for internal use or developing the Company's website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects are capitalized. For the fiscal years ended March 31, 2018, April 1, 2017, and February 27, 2016, the Company capitalized $4,397, $4,392, and $3,272, respectively, and amortized $4,346, $3,498, and $3,258, respectively, of costs in connection with the development of internally used software. For the five-week period ended April 2, 2016, the Company capitalized $299 and amortized $296 of costs in connection with the development of internally used software.

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

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

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

Self-insured liabilities

        We are primarily self-insured for workers' compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. We determine our workers' compensation liability and general liability claims reserves based on an analysis of historical claims data. Self-insurance reserves for employee health benefits, workers' compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were $2,810 and $3,016 as of March 31, 2018 and April 1, 2017, respectively.

Goodwill

        We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

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

        Prior to testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired for each reporting unit. If the results of the qualitative assessment indicate that the likelihood of impairment is greater than 50%, then we perform an impairment test on goodwill. To test for impairment, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

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

March 31, 2018

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

        The functional currency for the Company's wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2017, the rate of exchange from U.S. dollar to Swedish krona decreased from 8.9 to 8.4. The carrying amount of assets related to Elfa and subject to currency fluctuation was $119,995 and $108,707 as of March 31, 2018 and April 1, 2017, respectively. Foreign currency realized gains of $596, realized gains of $342, realized losses of $241, and realized gains of $60 are included in selling, general, and administrative expenses in the consolidated statements of operations in fiscal 2017, fiscal 2016, fiscal 2015, and the five-weeks ended April 2, 2016, respectively.

Recent accounting pronouncements

        In February 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company's total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition (codified as Accounting Standards Codification ("ASC") Topic 606). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

Company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The Company has identified certain impacts to our accounting for gift cards given away for promotional or marketing purposes. Under current GAAP, the value of promotional gift cards are recorded as selling, general, and administrative expense. The new standard requires these types of gift cards to be accounted for as a reduction of revenue (i.e. a discount). Additionally, ASU 2014-09 will disallow the capitalization of direct-response advertising costs which will impact the timing of recognition of certain advertising production and distribution costs. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company intends to adopt this standard in the first quarter of fiscal 2018 and the Company has elected to use the modified-retrospective approach for implementation of the standard. Overall, the Company does not expect the adoption of ASU 2014-09 to have a material impact on the financial statements. Upon transition on April 1, 2018, the Company expects to record a cumulative adjustment to increase retained earnings/(deficit) and decrease accrued liabilities by approximately $400 related to the change for gift cards given away for promotional or marketing purposes. The Company also expects to reclassify the asset balance for the estimate of future returned merchandise, which was approximately $900 as of March 31, 2018, from the "Inventory" line to the "Other current assets" line on the balance sheet.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlined new provisions intended to simplify various aspects related to accounting for share-based payments, including income tax consequences, forfeitures, and classification in the statement of cash flows. Under the new guidance, an entity will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital ("APIC"). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. This standard was effective for and adopted by the Company in the first quarter of fiscal 2017 and the Company now recognizes all income tax effects of share-based payments in the income statement on a prospective basis. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09. The adoption of ASU 2016-09 did not result in a material impact to the Company's financial statements.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. This is a change from current GAAP, which requires entities to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciated, amortized, impaired). The income tax effects of intercompany sales and transfers of inventory will continue to be deferred until the inventory is sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

1. Nature of business and summary of significant accounting policies (Continued)

quarter of fiscal 2018, and the Company does not expect this standard to have a material impact on its financial statements.

        In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under ASC Topic 350. Under the new guidance, an entity should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. If the reporting unit's carrying amount exceeds its fair value, an entity should recognize an impairment charge based on that difference, limited to the total amount of goodwill allocated to that reporting unit. The Company elected to early adopt this standard in the third quarter of fiscal 2017 on a prospective basis. The adoption of ASU 2017-04 did not result in a material impact to the Company's financial statements.

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

        In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2018, and the Company does not expect this standard to have a material impact on its financial statements.

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

March 31, 2018

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

        The Company recorded no impairments during fiscal 2017, fiscal 2016, and fiscal 2015 as a result of the goodwill and trade names impairment tests performed.

        The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2017, fiscal 2016, and the five weeks ended April 2, 2016:

	Goodwill	Trade names
Balance at February 27, 2016
Gross balance	410,467	259,902
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$228,368
Foreign currency translation adjustments	—	2,423
Balance at April 2, 2016
Gross balance	410,467	262,325
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$230,791
Foreign currency translation adjustments	—	(4,106)
Balance at April 1, 2017
Gross balance	410,467	258,219
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$226,685
Foreign currency translation adjustments	—	2,716
Balance at March 31, 2018
Gross balance	410,467	260,935
Accumulated impairment charges	(207,652)	(31,534)

Total, net	$202,815	$229,401

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

3. Detail of certain balance sheet accounts

	March 31, 2018	April 1, 2017
Accounts receivable, net:
Trade receivables, net	$15,968	$15,873
Credit card receivables	6,939	6,531
Tenant allowances	998	2,353
Other receivables	1,623	2,719

	$25,528	$27,476

Inventory:
Finished goods	$91,970	$98,438
Raw materials	4,840	4,183
Work in progress	552	499

	$97,362	$103,120

Property and equipment, net:
Land and buildings	$22,981	$20,758
Furniture and fixtures	69,777	68,837
Machinery and equipment	87,105	83,523
Computer software and equipment	90,512	81,380
Leasehold improvements	157,858	152,630
Construction in progress	12,114	13,188
Leased vehicles and other	658	917

	441,005	421,233
Less accumulated depreciation and amortization	(282,616)	(255,735)

	$158,389	$165,498

Accrued Liabilities:
Accrued payroll, benefits and bonuses	$24,940	$20,897
Unearned revenue	11,080	7,708
Accrued transaction and property tax	12,846	11,086
Gift cards and store credits outstanding	8,891	9,229
Accrued lease liabilities	5,105	4,767
Accrued interest	292	143
Other accrued liabilities	7,340	6,277

	$70,494	$60,107

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

4. Long-term debt and revolving lines of credit

        Long-term debt and revolving lines of credit consist of the following:

	March 31, 2018	April 1, 2017
Senior secured term loan facility	$294,375	$316,760
2014 Elfa term loan facility	—	3,358
2014 Elfa revolving credit facility	—	—
Obligations under capital leases	662	901
Other loans	16	119
Revolving credit facility	—	—

Total debt	295,053	321,138
Less current portion	(7,771)	(5,445)
Less deferred financing costs(1)	(9,888)	(3,667)

Total long-term debt	$277,394	$312,026

(1)
Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

        Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to March 31, 2018, are as follows:

Within 1 year	$7,771
2 years	7,761
3 years	7,646
4 years	271,875
5 years	—
Thereafter	—

$295,053

Senior Secured Term Loan Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the "Senior Secured Term Loan Facility"). On August 18, 2017, the Company entered into a fourth amendment (the "Term Loan Amendment") to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to August 18, 2021, (ii) add a maximum leverage covenant of 5.0:1.0 which steps down by 0.25x on June 30 of each year commencing on June 30, 2018, (iii) increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, (iv) reduce the aggregate principal amount of the Senior Secured Term Loan Facility to $300,000, (v) increase principal amortization to 2.5% per annum,

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

4. Long-term debt and revolving lines of credit (Continued)

(vi) require a 3.0% upfront fee on the aggregate principal amount of the Senior Secured Term Loan Facility, and (vii) impose a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017.

        Under the Senior Secured Term Loan Facility, we had $294,375 in outstanding borrowings as of March 31, 2018 and the interest rate on such borrowings is LIBOR + 7.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,875 through June 30, 2021, with a balloon payment for the remaining balance due on August 18, 2021.

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

        The Senior Secured Term Loan Facility includes restrictions on the ability of the Company's subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $236,207 as of March 31, 2018. As of March 31, 2018, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Related Party Debt

        On August 18, 2017, Green Credit Investors, L.P. funded $20,000 of the $300,000 Senior Secured Term Loan Facility based on the same terms, including interest rates, repayment terms, and collateral, as all other lenders. Green Credit Investors, L.P. is a related party due to its affiliation with LGP, the majority shareholder of the outstanding common stock of the Company. As of March 31, 2018, the principal amount due to Green Credit Investors, L.P. was zero, as it sold its interest in the loan syndicate.

Revolving Credit Facility

        On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

4. Long-term debt and revolving lines of credit (Continued)

thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the "Revolving Credit Facility"). On August 18, 2017, the Company also entered into a fourth amendment (the "Revolving Amendment") to the Revolving Credit Facility dated as of April 6, 2012, which, among other things, extended the maturity date of the loans under the Revolving Credit Facility to the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

        The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at LIBOR+1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

        In connection with the closing of the Term Loan Amendment and the Revolving Amendment, the Company borrowed a net amount of $20,000 on the Revolving Credit Facility. In addition, the Company recorded a loss on extinguishment of debt of $2,369 in the second quarter of fiscal 2017 associated with the Term Loan Amendment and the Revolving Amendment.

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

        The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 31, 2018, we were in compliance with all Revolving Credit Facility covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

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

        There was $65,625 available under the Revolving Credit Facility as of March 31, 2018, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended March 31, 2018, were $38,490.

2014 Elfa Senior Secured Credit Facilities

        On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB ("Nordea"), which consists of a SEK 60.0 million (approximately $7,175 as of March 31, 2018) term loan facility (the "2014 Elfa Term Loan Facility") and a SEK 140.0 million (approximately $16,743 as of March 31, 2018) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the "2014 Elfa Senior Secured Credit Facilities"). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $359 as of March 31, 2018). The 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity. As of March 31, 2018, the Company had $16,743 of additional availability under the 2014 Elfa Revolving Credit Facility.

        Under the 2014 Elfa Senior Secured Credit Facilities, Elfa's ability to pay dividends to its parent entity, The Container Store, Inc., is based on its future net income and on historical intercompany practices as between Elfa and The Container Store, Inc. The 2014 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2014 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of March 31, 2018, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

4. Long-term debt and revolving lines of credit (Continued)

Deferred financing costs

        The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In fiscal 2017, the Company capitalized $9,640 of fees associated with the Term Loan Amendment that will be amortized through August 18, 2021 and $57 of fees associated with the Revolving Amendment that will be amortized through August 18, 2022.

        Amortization expense of deferred financing costs was $2,664, $1,921, $1,940, and $160 in fiscal 2017, fiscal 2016, fiscal 2015, and the five weeks ended April 2, 2016, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured Term Loan Facility	Revolving Credit Facility	Total
Within 1 year	$2,966	$71	$3,037
2 years	2,966	71	3,037
3 years	2,966	71	3,037
4 years	990	71	1,061
5 years	—	28	28
Thereafter	—	—	—

	$9,888	$312	$10,200

5. Income taxes

        Components of the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Income before income taxes:
U.S.	$3,001	$19,307	$4,830	$1,059
Foreign	3,704	5,048	3,221	(367)

	$6,705	$24,355	$8,051	$692

Current
Federal	$10,685	$6,039	$(385)	$235
State	792	1,374	585	63
Foreign	1,345	2,085	1,850	(778)

Total current provision (benefit)	12,822	9,498	2,050	(480)
Deferred
Federal	(25,418)	553	1,881	122
State	158	22	57	(46)
Foreign	(285)	(671)	(1,079)	742

Total deferred (benefit) provision	(25,545)	(96)	859	818
Total (benefit) provision for income taxes	$(12,723)	$9,402	$2,909	$338

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

5. Income taxes (Continued)

        The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act made numerous changes to federal corporate tax law, including, but not limited to, the following:

  •
  reducing the U.S. federal corporate tax rate from 35% to 21%,

  •
  requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred,

  •
  imposing limitations on the deductibility of net interest expense and certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code,

  •
  allowing for the immediate expensing of qualified property purchases, and

  •
  creation of a new tax on global intangible low-taxed income ("GILTI").

        SEC Staff Accounting Bulletin ("SAB") 118 allows the Company to record provisional amounts for the impact of the Tax Act during a measurement period not to extend beyond one year from the enactment date to complete the accounting under ASC 740, Income Taxes. As of March 31, 2018, the Company had not completed the accounting for the tax effects of the enactment of the Tax Act, however, it was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. The Company will continue to analyze the full effects of the Tax Act on the financial statements. As the Company prepares necessary data and continues to interpret the Tax Act and any additional guidance, the Company may make adjustments to the provisional amounts during the measurement period, as permitted by SAB 118. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions the Company has made and future guidance that may be issued. The Company anticipates completing the accounting for the tax effects of the Tax Act in a subsequent reporting period, prior to the end of the measurement period on December 22, 2018.

        The net provisional tax benefit recorded in fiscal 2017 related to the Tax Act was $15,689. Provisional amounts for the following income tax effects of the Tax Act have been recorded as of March 31, 2018 and are subject to change during fiscal 2018.

Deferred tax effects

        Deferred tax balances were remeasured in fiscal 2017 based on the rates at which they are expected to reverse in the future, generally 21% pursuant to the Tax Act. The Company recorded a provisional benefit of $24,210 in fiscal 2017 related to the remeasurement of the Company's deferred tax balances, which is included as a component of (benefit) provision for income taxes on the consolidated statement of operations.

        The Company believes the remeasurement of its deferred tax balances is complete, except for changes in estimates that can result from finalizing the filing of its 2017 U.S. income tax return and changes that may be a direct impact of other provisional amounts due to the enactment of the Tax Act. In addition, the estimate may be impacted as the Company further analyzes state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

5. Income taxes (Continued)

provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act.

        The Company has not recorded any provisional amounts with respect to the GILTI provision of the Tax Act as the Company has not yet elected an accounting policy to determine whether it will recognize GILTI as a period cost when incurred or to recognize deferred taxes for basis differences expected to reverse.

One-time transition tax on earnings of foreign subsidiaries

        The one-time transition tax is based on accumulated earnings and profits ("E&P") from our 1999 acquisition of Elfa for which U.S. income taxes were previously deferred. During fiscal 2017, a provisional expense of $8,521 was recorded related to the one-time transition tax on foreign earnings, which is net of foreign tax credit utilization of $4,178. Additionally, as a result of the Tax Act, future foreign tax credits of $5,184 were generated. We do not expect to utilize these credits to offset future taxable income, and have recorded a full valuation allowance related to these credits, the effect of which is included within the net transition tax liability. While we were able to make a reasonable estimate of the transition tax based on the guidance issued as of the date of these financial statements, the Company is continuing to gather additional information to be able to more precisely compute the final amount.

Effective income tax rate reconciliation

        Since the Company has a fiscal year that does not follow the calendar year, it is subject to a blended U.S. corporate income tax rate of 31.5% for fiscal year 2017. The differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Provision computed at federal statutory rate	$2,114	$8,525	$2,818	$242
Permanent differences	566	536	192	10
One-time transition tax, net	8,521	—	—	—
Change in valuation allowance	211	178	248	37
State income taxes, net of federal benefit	455	855	402	11
Effect of foreign income taxes	(351)	(619)	(384)	53
Remeasurement of deferred tax balances	(24,210)	—	—	—
Economic zone credits	—	—	(292)	—
Other, net	(29)	(73)	(75)	(15)

	$(12,723)	$9,402	$2,909	$338

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

5. Income taxes (Continued)

Deferred taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of March 31, 2018 and April 1, 2017, are as follows:

	March 31, 2018	April 1, 2017
Deferred tax assets:
Inventory	$1,004	$1,763
Loss and credit carryforwards	9,163	3,445
Stock compensation	4,995	7,220
Accrued liabilities	3,728	4,439
Capital assets	454	352

	19,344	17,219
Valuation allowance	(7,724)	(2,015)

Total deferred tax assets	11,620	15,204
Deferred tax liabilities:
Intangibles	(58,568)	(82,775)
Capital assets	(4,104)	(7,412)
Other	(1,383)	(3,557)

Total deferred tax liabilities	(64,055)	(93,744)
Net deferred tax liabilities	$(52,435)	$(78,540)

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

        Foreign and domestic tax credits, net of valuation allowances, totaled approximately $1,545 at March 31, 2018 and approximately $1,490 at April 1, 2017. The various credits available at March 31, 2018 expire in the 2026 tax year.

        The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,434 at March 31, 2018, and approximately $1,955 at April 1, 2017. Valuation allowances of $2,201 and $1,753 were recorded against the net operating loss deferred tax assets at March 31, 2018 and April 1, 2017, respectively.

        The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

5. Income taxes (Continued)

ended February 28, 2015 and forward. With respect to state and local jurisdictions and countries outside of the United States, the Company and subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed.

        The Company accounts for the repatriation of foreign earnings in accordance with ASC 740-30. As such, the Company's earnings are partially reinvested based on the guidance provided in ASC 740-30. The Company has historically asserted that all undistributed earnings were indefinitely reinvested. Therefore, no provision has been made for deferred taxes related to any outside basis differences associated with Elfa, the Company's foreign subsidiary. The Company continues to assess the impact of the Tax Act, which could impact its assertion regarding indefinite reinvestment and potential future repatriation. As discussed above, once the accounting for the one-time transition tax on foreign earnings is complete, the Company will provide updated disclosures related to any potential changes to its assertions as appropriate.

        The Company does not have any uncertain tax positions, according to ASC 740-10, as of March 31, 2018 and April 1, 2017.

6. Employee benefit plans

401(k) Plan

        All domestic employees of the Company who complete 11 months of service are eligible to participate in the Company's 401(k) Plan. Participants may contribute up to 80% of annual compensation, limited to eighteen thousand annually (twenty-four thousand for participants aged 50 years and over) as of January 1, 2017. During fiscal 2015, the Company matched 100% of employee contributions up to 4% of compensation. Effective April 15, 2016, the Company temporarily ceased 401(k) matching contributions. The amount charged to expense for the Company's matching contribution was $0, $58, $3,165, and $309, for fiscal 2017, fiscal 2016, fiscal 2015, and the five weeks ended April 2, 2016, respectively.

Nonqualified retirement plan

        The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair value of the plan asset recorded in other current assets was $5,848 and $5,092 as of March 31, 2018 and April 1, 2017, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $5,854 and $5,086 as of March 31, 2018 and April 1, 2017, respectively.

Pension plan

        The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

6. Employee benefit plans (Continued)

provides benefits for participating employees based on years of service and final salary levels at retirement. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan.

        The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	March 31, 2018	April 1, 2017
Change in benefit obligation:
Projected benefit obligation, beginning of year	$4,138	$3,691
Service cost	37	67
Interest cost	143	117
Benefits paid	(83)	(77)
Actuarial loss	382	710
Exchange rate loss (gain)	283	(370)

Projected benefit obligation, end of year	4,900	4,138
Fair value of plan assets, end of year	—	—

Underfunded status, end of year	$(4,900)	$(4,138)

Discount rate	3.1%	3.3%
Rate of pay increases	3.0%	3.0%

        The following table provides the components of net periodic benefit cost for fiscal years 2017, 2016, 2015, and the five weeks ended April 2, 2016:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$37	$67	$86	$6
Interest cost	143	117	103	10
Amortization of unrecognized net loss	63	37	45	—

Net periodic benefit cost for defined benefit plan	243	221	234	16
Defined contribution plans	2,237	1,904	2,246	129

Total net periodic benefit cost	$2,480	$2,125	$2,480	$145

7. Stock-based compensation

        On October 16, 2013, the Board approved the 2013 Incentive Award Plan ("2013 Equity Plan"). The 2013 Equity Plan provides for grants of nonqualified stock options, incentive stock options,

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

7. Stock-based compensation (Continued)

restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments.

        On September 12, 2017, the Company's shareholders approved The Container Store Group Inc. Amended and Restated 2013 Incentive Award Plan (the "Amended and Restated Plan"). The Amended and Restated Plan (i) increased the number of shares of common stock available for issuance under such plan from 3,616,570 shares to 11,116,570 shares; (ii) was intended to allow awards under the Amended and Restated Plan to continue to qualify as tax-deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, subject to anticipated changes resulting from the Tax Act as described below; and (iii) made certain minor technical changes to the terms of the Amended and Restated Plan.

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

        As of March 31, 2018, there are 11,116,570 shares authorized and 7,884,679 shares available for grant under the Amended and Restated Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Stock Options

        The Company grants nonqualified stock options under the Amended and Restated Plan annually to non-employee directors of the Company. The stock options granted vest in equal annual installments over 3 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. The following table summarizes the Company's annual stock option grants during fiscal 2017, 2016, and 2015:

Grant Date	Number of Stock Options Granted
August 3, 2015	94,568
August 1, 2016	276,075
September 12, 2017	343,352

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

7. Stock-based compensation (Continued)

        Stock-based compensation cost related to stock options was $1,520, $1,526, $1,556, and $147 during fiscal year 2017, 2016, 2015, and the five weeks ended April 2, 2016, respectively. As of March 31, 2018, there was a remaining unrecognized compensation cost of $2,956 (net of estimated forfeitures) that the Company expects to be recognized on a straight-line basis over a weighted-average remaining service period of approximately 1.3 years. The intrinsic value of shares exercised was $0, $0, and $2 during fiscal 2017, 2016, and 2015, respectively. The fair value of shares vested was $1,613, $1,464, and $1,367 during fiscal 2017, 2016, and 2015, respectively.

        The following table summarizes the Company's stock option activity during fiscal 2017, 2016, and 2015:

	Fiscal Year
	2017				2016(1)				2015
	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)
Beginning balance	2,946,028	$16.81			2,890,476	$18.02			2,856,005	$18.04
Granted	343,352	$4.10			276,075	$5.35			94,568	$17.28
Exercised	—	$—			—	$—			(3,315)	$17.71
Forfeited	(90,881)	$15.13			(98,815)	$18.63			(41,791)	$18.00
Expired	(158,293)	$17.31			(121,708)	$17.95			(14,991)	$17.80

Ending balance	3,040,206	$15.40	6.23	$482	2,946,028	$16.81	6.83	$—	2,890,476	$18.02	7.66	$—

Vested and exercisable at end of year	2,241,283	$17.53	5.65	$7	2,156,537	$17.98	6.51	$—	2,110,661	$17.95	7.55	$—

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

7. Stock-based compensation (Continued)

        Stock options granted during fiscal year 2017, 2016, and 2015 were granted at a weighted-average grant date fair value of $2.33, $3.26, and $8.46, respectively. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year
	2017	2016	2015
Expected term	6.0 years	6.0 years	6.0 years
Expected volatility	60.6%	67.9%	50.3%
Risk-free interest rate	1.9%	1.2%	1.7%
Dividend yield	0%	0%	0%

Restricted Stock Awards

        The Company periodically grants time-based and performance-based restricted stock awards under the Company's Amended and Restated Plan to key executives and officers of the Company. The following table summarizes the Company's restricted stock award grants during fiscal 2017 and 2016:

Grant Date	Total Number of Awards Granted	Grant Date Fair Value	Number of Time-Based Awards Granted	Time-Based Vesting Period	Number of Performance- Based Awards Granted		Performance- Based Vesting Period	Number of Performance- Based Awards that Met Performance Condition
July 1, 2016	372,842	$5.42	76,089	2.75 years	296,753	(1)	3.75 years	104,320
August 2, 2016	248,937	$5.29	50,802	2.67 years	198,135	(1)	3.67 years	61,552
December 12, 2017	22,191	$5.52	4,528	3 years	17,663	(2)	3 years	9,011

(1)
These performance-based restricted stock awards vest based on achievement of fiscal 2016 performance targets and are also subject to time-based vesting requirements.

(2)
These performance-based restricted stock awards vest based on achievement of fiscal 2017 performance targets and are also subject to time-based vesting requirements.

        Stock-based compensation cost related to restricted stock awards was $506 and $463 for fiscal year 2017 and 2016, respectively. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of March 31, 2018 is expected to be $490 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.3 years.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

7. Stock-based compensation (Continued)

        The following table summarizes the Company's restricted stock awards activity during fiscal 2016 and fiscal 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at April 2, 2016	—	$—
Granted	621,779	5.37
Vested	(31,216)	5.37
Forfeited	(334,923)	5.36
Withheld related to net settlement	(9,106)	5.37

Nonvested at April 1, 2017	246,534	$5.37
Granted	22,191	5.52
Forfeited	(25,490)	5.38

Nonvested at March 31, 2018	243,235	$5.39

8. Shareholders' equity

Common stock

        During fiscal 2017 and fiscal 2016, the Company issued 27,073 and 26,923 shares of common stock in exchange for consultation services received from a third-party at a weighted-average price of $4.99 and $5.01 per share, respectively.

        As of March 31, 2018, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 48,072,187 were issued.

        The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

        As of March 31, 2018, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

9. Accumulated other comprehensive income

        Accumulated other comprehensive income ("AOCI") consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign currency hedge instruments	Pension liability adjustment	Foreign currency translation	Total
Balance at February 27, 2016	$(29)	$(992)	$(18,814)	$(19,835)

Other comprehensive (loss) income before reclassifications, net of tax	—	(66)	4,053	3,987
Amounts reclassified to earnings, net of tax	12	—	—	12

Net current period other comprehensive income (loss)	12	(66)	4,053	3,999

Balance at April 2, 2016	$(17)	$(1,058)	$(14,761)	$(15,836)

Other comprehensive loss before reclassifications, net of tax	(543)	(413)	(6,283)	(7,239)
Amounts reclassified to earnings, net of tax	405	27	—	432

Net current period other comprehensive loss	(138)	(386)	(6,283)	(6,807)

Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

Other comprehensive loss before reclassifications, net of tax	1,203	(398)	5,623	6,428
Amounts reclassified to earnings, net of tax	(1,150)	49	—	(1,101)

Net current period other comprehensive loss	53	(349)	5,623	5,327

Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

        The unrecognized net actuarial loss included in accumulated other comprehensive income as of March 31, 2018 and April 1, 2017 was $1,793 and $1,444, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company's consolidated statements of operations. For a description of the Company's employee benefit plans, refer to Note 6. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company's consolidated statements of operations. For a description of the Company's use of foreign currency forward contracts, refer to Note 10.

10. Foreign currency forward contracts

        The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly owned subsidiary, Elfa. Forward contracts in the TCS segment are designated as cash flow hedges, as defined by ASC 815. In the Elfa segment, we utilize foreign

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

10. Foreign currency forward contracts (Continued)

currency forward contracts to hedge purchases, primarily of raw materials, that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa. Forward contracts in the Elfa segment are economic hedges, and are not designated as cash flow hedges as defined by ASC 815.

        In fiscal 2017, fiscal 2016, and fiscal 2015, the TCS segment used forward contracts for 80%, 78%, and 54% of inventory purchases in Swedish krona each year, respectively. In fiscal 2017, fiscal 2016, and fiscal 2015, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $1,648, $3,905, and $5,495, which represented 21%, 56%, and 67% of the Elfa segment's U.S. dollar purchases each year, respectively. In the five-weeks ended April 2, 2016, the TCS segment used forward contracts for 0% of inventory purchases in Swedish krona and the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $155, which represented 23% of the Elfa segment's U.S. dollar purchases.

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

        The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended March 31, 2018, April 1, 2017, and February 27, 2016. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations. During fiscal 2017, the Company recognized a net unrealized loss of $184 associated with the change in fair value of forward contracts not designated as hedge instruments.

        The Company had $102 in accumulated other comprehensive loss related to foreign currency hedge instruments at March 31, 2018. Settled foreign currency hedge instruments related to inventory on hand as of March 31, 2018 represents $372 of accumulated unrealized gain. The Company expects the unrealized gain of $372, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

11. Leases

        The Company conducts all of its U.S. operations from leased facilities that include a corporate headquarters/warehouse facility and 90 store locations. The corporate headquarters/warehouse and stores are under operating leases that will expire over the next 1 to 20 years. The Company also leases computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

        The following is a schedule of future minimum lease payments due under noncancelable operating and capital leases:

	Operating leases	Capital leases
Within 1 year	$87,525	$254
2 years	83,717	261
3 years	77,998	165
4 years	63,208	—
5 years	55,533	—
Thereafter	184,523	—

Total minimum lease payments	$552,504	$680

Less amount representing interest		(18)

Present value of minimum lease payments		$662

        Rent expense for fiscal years 2017, 2016, 2015, and the five weeks ended April 2, 2016 was $86,070, $80,647, $75,834, and $6,495, respectively. Included in rent expense is percentage-of-sales rent expense of $354, $416, $450, and $32 for fiscal years 2017, 2016, 2015, and the five weeks ended April 2, 2016, respectively.

12. Commitments and contingencies

        In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,901 as of March 31, 2018.

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

March 31, 2018

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

        As of March 31, 2018 and April 1, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company's international operations and purchases of its significant product lines from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. The Company utilizes foreign currency forward exchange contracts to stabilize its retail gross margins and to protect its operations from downward currency exposure. Foreign currency hedge instruments are related to the Company's attempts to hedge foreign currency fluctuation on purchases of inventory in Swedish krona. The Company's foreign currency hedge instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 10 for further information on the Company's hedging activities.

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

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

13. Fair value measurements (Continued)

        The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at March 31, 2018 and April 1, 2017:

Description		Balance Sheet Location	March 31, 2018	April 1, 2017
Assets
Nonqualified retirement plan(1)	N/A	Other current assets	$5,848	$5,092
Foreign currency forward contracts	Level 2	Other current assets	—	841

Total assets			$5,848	$5,933

(1)
The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

        The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of March 31, 2018 and April 1, 2017, the estimated fair value of the Company's long-term debt, including current maturities, was $295,605 and $295,005, respectively.

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

        The Company has determined that adjusted earnings before interest, tax, depreciation, and amortization ("Adjusted EBITDA") is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

14. Segment reporting (Continued)

items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Fiscal year ended March 31, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$787,375	$69,853	$—	$857,228
Intersegment sales	—	54,939	(54,939)	—
Adjusted EBITDA	77,274	13,233	(904)	89,603
Depreciation and amortization	32,504	5,418	—	37,922
Interest expense, net	24,740	273	—	25,013
Capital expenditures(1)	25,678	1,968	—	27,646
Goodwill	202,815	—	—	202,815
Trade names(1)	187,048	42,353	—	229,401
Assets(1)	635,529	117,592	(3,752)	749,369

Fiscal year ended April 1, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$752,675	$67,255	$—	$819,930
Intersegment sales	—	47,898	(47,898)	—
Adjusted EBITDA(2)	75,268	11,186	105	86,559
Depreciation and amortization	31,572	5,552	—	37,124
Interest expense, net	16,403	284	—	16,687
Capital expenditures(1)	25,901	2,614	—	28,515
Goodwill	202,815	—	—	202,815
Trade names(1)	187,048	39,637	—	226,685
Assets(1)	656,884	107,998	(3,048)	761,834

Fiscal year ended February 27, 2016	TCS	Elfa	Eliminations	Total
Net sales to third parties	$724,079	$70,551	$—	$794,630
Intersegment sales	—	47,010	(47,010)	—
Adjusted EBITDA	58,827	9,157	175	68,159
Depreciation and amortization	28,767	5,463	—	34,230
Interest expense, net	16,484	326	—	16,810
Capital expenditures(1)	42,412	4,019	—	46,431
Goodwill	202,815	—	—	202,815
Trade names(1)	187,048	41,320	—	228,368
Assets(1)	654,611	107,136	(3,628)	758,119

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

14. Segment reporting (Continued)

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

A reconciliation of Adjusted EBITDA by segment to income before taxes is set forth below:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Income before taxes	$6,705	$24,355	$8,051	$692
Add:
Depreciation and amortization	37,922	37,124	34,230	3,009
Interest expense, net	25,013	16,687	16,810	1,550
Pre-opening costs(a)	5,293	6,852	9,033	191
Non-cash rent(b)	(1,915)	(1,365)	(1,844)	(200)
Stock-based compensation(c)	2,026	1,989	1,556	147
Loss on extinguishment of debt(d)	2,369	—	—	—
Foreign exchange (gains) losses(e)	(596)	(342)	241	60
Optimization Plan implementation charges(f)	11,479	—	—	—
Elfa manufacturing facility closure(g)	803	—	—	—
Other adjustments(h)	504	1,259	82	(10)

Total Adjusted EBITDA	89,603	86,559	68,159	5,439

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

March 31, 2018

14. Segment reporting (Continued)

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

        The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2017, 2016, and 2015:

	Fiscal year ended
	March 31, 2018	April 1, 2017	February 27, 2016
Custom Closets(1)	48%	48%	46%
Storage, Long-Term Storage, Shelving	14%	14%	14%
Kitchen and Trash	13%	13%	13%
Office, Collections, Hooks	8%	8%	9%
Bath, Travel, Laundry	8%	8%	9%
Gift Packaging, Seasonal, Impulse	7%	8%	8%
Other	2%	1%	1%

Total	100%	100%	100%

(1)
Includes elfa® and TCS Closets® products and installation services as well as closet completion products sold by the TCS segment and Elfa segment sales to third parties.

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

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

        The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Fiscal Year Ended
				Five Weeks Ended April 2, 2016
	March 31, 2018	April 1, 2017	February 27, 2016
Numerator:
Net income	$19,428	$14,953	$5,142	$354
Denominator:
Weighted-average common shares—basic	48,061,527	47,996,746	47,985,717	47,986,975
Options and other dilutive securities	86,198	19,264	—	—

Weighted-average common shares—diluted	48,147,725	48,016,010	47,985,717	47,986,975
Net income per common share—basic and diluted	$0.40	$0.31	$0.11	$0.01
Antidilutive securities not included:
Stock options outstanding	3,006,604	2,954,114	2,875,900	2,886,138
Nonvested restricted stock awards	41,907	131,957	—	—

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

16. Quarterly results of operations (unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results historically represent a larger share of annual net sales and operating income primarily due to Our Annual elfa® Sale. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for fiscal 2017 and 2016:

	Fiscal Year Ended March 31, 2018
	Fourth Quarter Ended March 31, 2018	Third Quarter Ended December 30, 2017	Second Quarter Ended September 30, 2017	First Quarter Ended July 1, 2017
Net sales	$232,764	$222,986	$218,410	$183,068
Gross profit	136,516	130,561	126,374	103,610
Income (loss) from operations	20,341	13,899	7,884	(8,037)
Net (loss) income	(399)	28,379	(875)	(7,677)
Weighted-average shares used in computing basic net (loss) income per share	48,072,187	48,067,754	48,058,231	48,047,937
Weighted-average shares used in computing diluted net (loss) income per share	48,072,187	48,167,882	48,058,231	48,047,937
Basic and diluted net (loss) income per common share	$(0.01)	$0.59	$(0.02)	$(0.16)

	Fiscal Year Ended April 1, 2017
	Fourth Quarter Ended April 1, 2017	Third Quarter Ended December 31, 2016	Second Quarter Ended October 1, 2016	First Quarter Ended July 2, 2016
Net sales	$221,042	$216,380	$205,060	$177,448
Gross profit	127,318	125,702	118,355	104,695
Income (loss) from operations	17,181	12,561	10,272	1,028
Net income (loss)	8,377	5,092	3,541	(2,057)
Weighted-average shares used in computing basic net income (loss) per share	48,009,029	47,999,535	47,991,445	47,986,975
Weighted-average shares used in computing diluted net income (loss) per share	48,073,420	48,022,499	48,001,112	47,986,975
Basic and diluted net income (loss) per common share	$0.17	$0.11	$0.07	$(0.04)

17. Transition Period Financial Information

        On March 30, 2016, the Board of Directors approved a change in the Company's fiscal year end from the Saturday closest to February 28 to the Saturday closest to March 31 of each year. Accordingly, the Company is presenting audited financial statements for the five-week transition period from February 28, 2016 to April 2, 2016. The following table provides certain unaudited comparative

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

17. Transition Period Financial Information (Continued)

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

18. Optimization Plan

        On May 23, 2017, the Company announced a four-part plan designed to optimize its consolidated business and drive improved sales and profitability (the "Optimization Plan"), which included sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts.

        In fiscal 2017, the Company incurred the following charges related to the implementation of the Optimization Plan:

	Income Statement Location	Fifty-Two Weeks Ended March 31, 2018
Consulting fees and other costs	Selling, general & administrative	$6,916
Severance—full-time position eliminations at TCS	Other expenses	1,836
Severance—organizational realignment at Elfa	Other expenses	2,727

Total Optimization Plan charges		$11,479

The Container Store Group, Inc.

Notes to consolidated financial statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

18. Optimization Plan (Continued)

        Certain aspects of the Optimization Plan meet the definition of exit or disposal costs as defined in the Accounting Standards Codification ("ASC") Topic 420, Exit or Disposal Cost Obligations. The following table summarizes the exit or disposal activities during fiscal 2017:

TCS Position Eliminations
Severance
Liability Balance as of April 1, 2017	$—
Costs Incurred	1,836
Payments	(1,788)

Liability Balance as of March 31, 2018	$48
As of
Total costs incurred to date	$1,836
Total costs expected to be incurred	$1,836

        The balance of $48 as of March 31, 2018 is recorded in the Accrued liabilities line item in the Consolidated Balance Sheets. The Company does not expect future severance costs to be incurred related to full-time position eliminations at TCS as the actions were completed during the first quarter of fiscal 2017.

Schedule I—Condensed Financial Information of registrant—

The Container Store Group, Inc. (parent company only)

Condensed balance sheets

(in thousands)	March 31, 2018	April 1, 2017
Assets
Current assets:
Accounts receivable from subsidiaries	$1,120	$985

Total current assets	1,120	985
Noncurrent assets:
Investment in subsidiaries	247,587	220,805

Total noncurrent assets	247,587	220,805

Total assets	$248,707	$221,790
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$—	$—

Total current liabilities	—	—
Noncurrent liabilities	—	—

Total liabilities	—	—
Shareholders' equity:
Common stock	481	480
Additional paid-in capital	861,263	859,102
Retained deficit	(613,037)	(637,792)

Total shareholders' equity	248,707	221,790

Total liabilities and shareholders' equity	$248,707	$221,790

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of operations

Fiscal Year Ended
(in thousands)	March 31, 2018	April 1, 2017	February 27, 2016	Five Weeks Ended April 2, 2016
Net sales	—	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—	—

Gross profit	—	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—	—
Stock-based compensation	—	—	—	—
Pre-opening costs	—	—	—	—
Depreciation and amortization	—	—	—	—
Restructuring charges	—	—	—	—
Other expenses	—	—	—	—
Loss (gain) on disposal of assets	—	—	—	—

Income from operations	—	—	—	—
Interest expense	—	—	—	—

Income before taxes and equity in net income of subsidiaries	—	—	—	—
Provision for income taxes	—	—	—	—

Income before equity in net income of subsidiaries	—	—	—	—
Net income of subsidiaries	19,428	14,953	5,142	354

Net income	$19,428	$14,953	$5,142	$354

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of comprehensive income

	Fiscal year ended
				Five Weeks Ended April 2, 2016
(In thousands)	March 31, 2018	April 1, 2017	February 27, 2016
Net income	$19,428	$14,953	$5,142	$354
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $30, $(85), $606, and $7	53	(138)	853	12
Pension liability adjustment, net of tax provision of $98, $142, $39, and $0	(349)	(386)	175	(66)
Foreign currency translation adjustment	5,623	(6,283)	(2,521)	4,053

Comprehensive income	$24,755	$8,146	$3,649	$4,353

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

Note 1:    Basis of presentation

        In the parent-company-only financial statements, The Container Store Group, Inc.'s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2017, fiscal 2016, fiscal 2015, or the five-weeks ended April 2, 2016.

Note 2:    Guarantees and restrictions

        The Container Store, Inc., a subsidiary of the Company, has $294,375 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of March 31, 2018. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders.

        On August 18, 2017, The Container Store, Inc. entered into a fourth amendment (the "Term Loan Amendment") to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to August 18, 2021, (ii) add a maximum leverage covenant of 5.0:1.0 which steps down by 0.25x on June 30 of each year commencing on June 30, 2018, (iii) increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, (iv) reduce the aggregate principal amount of the Senior Secured Term Loan Facility to $300,000, (v) increase principal amortization to 2.5% per annum, (vi) require a 3.0% upfront fee on the aggregate principal amount of the Senior Secured Term Loan Facility, and (vii) impose a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017.

        The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries was $236,207 as of March 31, 2018.

        As of March 31, 2018, The Container Store, Inc. also has $65,625 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc.

Schedule I—The Container Store Group, Inc.

(parent company only)

Notes to Condensed Financial Statements (Continued)

(In thousands, except share amounts and unless otherwise stated)

March 31, 2018

Note 2:    Guarantees and restrictions (Continued)

have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions.

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

        On August 18, 2017, The Container Store, Inc. also entered into a fourth amendment (the "Revolving Amendment") to the Revolving Credit Facility dated as of April 6, 2012, which, among other things, extended the maturity date of the loans under the Revolving Credit Facility to the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

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

        The information regarding the Company's executive officers is located at the end of Part I of this Annual Report on Form 10-K. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings "Security Ownership of Beneficial Owners and Management" and "Executive and Director Compensation—Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings "Corporate Governance," "Committees of the Board" and "Certain Relationships and Related Person Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading "Independent Registered Public Accounting Firm Fees and Other Matters".

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

        The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of March 31, 2018 and April 1, 2017	68
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2018, April 1, 2017, February 27, 2016, and the Five Weeks Ended April 2, 2016	70
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2018, April 1, 2017, February 27, 2016, and the Five Weeks Ended April 2, 2016	71
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 2018, April 1, 2017, February 27, 2016, and the Five Weeks Ended April 2, 2016	72
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2018, April 1, 2017, February 27, 2016, and the Five Weeks Ended April 2, 2016	73
Notes to Consolidated Financial Statements	74

2.     Financial Statements Schedules

        The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant

        All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.     Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/2014

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/2014

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/2013

4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/2014

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Kip Tindell and The Container Store Group, Inc.	8-K	001-36161	10.1	5/9/2016

10.2	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Sharon Tindell and The Container Store Group, Inc.	8-K	001-36161	10.3	5/9/2016

10.3	†	Third Amended and Restated Employment Agreement dated May 6, 2016 between Melissa Reiff and The Container Store Group, Inc.	8-K	001-36161	10.2	5/9/2016

10.4	†	Employment Agreement, dated May 6, 2016, between Jodi Taylor and The Container Store Group, Inc.	8-K	001-36161	10.4	5/9/2016

10.5	†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/2014

10.6	†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-191465	10.2	9/30/2013

10.7	†	The Container Store Group, Inc. 2013 Incentive Award Plan	10-Q	001-36161	10.4	1/10/2014

10.8	†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8-K	001-36161	10.1	9/18/2017

10.9	†	Form of Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-191465	10.21	10/21/2013

10.10	†	The Container Store Group, Inc. Senior Executive Bonus Plan	10-Q	001-36161	10.6	1/10/2014

10.11	†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/2013

10.12		Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014

10.14	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent ("ABL Credit Agreement")	S-1	333-191465	10.12	9/30/2013

10.15	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S-1	333-191465	10.13	9/30/2013

10.16	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8-K	001-36161	10.1	10/09/2015

10.17	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.6	8/10/2016

10.18	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.2	8/21/2017

10.19	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/2013

10.20	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement ("Term Facility Credit Agreement")	8-K	001-36161	10.1	11/27/2013

10.22	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.5	8/10/2016

10.23	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.1	8/21/2017

10.24	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/2013

10.25	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/2013

10.26	Credit Agreement, dated April 27, 2009, among Elfa International AB, as Borrower, and Tjustbygdens Sparbank AB, as Bank, as transferred to Swedbank AB on January 27, 2012	S-1	333-191465	10.16	9/30/2013

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.27	†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/2013

10.28		Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/2013

10.29	†	Indemnification and Hold Harmless Agreement, dated as of June 13, 2012, by and between The Container Store Group, Inc. (formerly known as TCS Holdings, Inc.) and William A. Tindell, III	S-1	333-191465	10.20	9/30/2013

10.30		Assumption Agreement, dated as of April 2, 2014, by and between The Container Store Group, Inc. and William A. Tindell, III and Rufus Tindell LLC	10-K	001-36161	10.23	5/28/2014

10.31		Master Credit Agreement, dated April 1, 2014, between Elfa International AB, as Borrower, and Nordea Bank AB (publ), as Bank	10-Q	001-36161	10.1	7/11/2014

10.32	†	Non-Employee Director Compensation Policy of The Container Store Group, Inc., amended and restated as of March 28, 2018						*

10.33	†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting)	10-Q	001-36161	10.7	8/10/2016

10.34	†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting)	10-Q	001-36161	10.8	8/10/2016

21.1		Subsidiary List						*

23.1		Consent of Ernst & Young LLP						*

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)						*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)						*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350						**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350						**

101.INS	XBRL Instance Document						*

101.SCH	XBRL Taxonomy Extension Schema Document						*

101.CAL	XBRL Taxonomy Calculation Linkbase Document						*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						*

101.PRE	XBRL Taxonomy Extension Presentation						*

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc.
(Registrant)
Date: May 31, 2018	/s/ JODI L. TAYLOR
Jodi L. Taylor
Chief Financial Officer, Chief Administrative Officer and Secretary (duly authorized officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELISSA REIFF Melissa Reiff	Chief Executive Officer and Director (principal executive officer)	May 31, 2018
/s/ JODI L. TAYLOR Jodi L. Taylor	Chief Financial Officer, Chief Administrative Officer and Secretary (principal financial officer)	May 31, 2018
/s/ JEFFREY A. MILLER Jeffrey A. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	May 31, 2018
/s/ SHARON TINDELL Sharon Tindell	President, Chief Merchandising Officer and Director	May 31, 2018
/s/ WILLIAM A. “KIP” TINDELL, III William A. "Kip" Tindell, III	Chairman of the Board of Directors	May 31, 2018
/s/ JONATHAN SOKOLOFF Jonathan Sokoloff	Director	May 31, 2018
/s/ TIMOTHY FLYNN Timothy Flynn	Director	May 31, 2018

Signature	Title	Date

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	May 31, 2018
/s/ ROBERT E. JORDAN Robert E. Jordan	Director	May 31, 2018
/s/ WALTER ROBB Walter Robb	Director	May 31, 2018
/s/ RAJENDRA SISODIA Rajendra Sisodia	Director	May 31, 2018
/s/ CARYL STERN Caryl Stern	Director	May 31, 2018