Form 10-Q
period 2018-06-30
Container Store Group, Inc.
filed 2018-08-02
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The registrant had 48,848,665 shares of its common stock outstanding as of July 27, 2018.

The Container Store Group, Inc.

Consolidated balance sheets

	June 30,	March 31,	July 1,
(In thousands)	2018	2018	2017
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$14,102	$8,399	$7,216
Accounts receivable, net	24,840	25,528	27,490
Inventory	104,135	97,362	105,006
Prepaid expenses	10,842	11,281	16,131
Income taxes receivable	812	15	668
Other current assets	12,577	11,609	13,683
Total current assets	167,308	154,194	170,194
Noncurrent assets:
Property and equipment, net	151,455	158,389	163,876
Goodwill	202,815	202,815	202,815
Trade names	226,613	229,401	229,009
Deferred financing costs, net	294	312	297
Noncurrent deferred tax assets, net	2,101	2,404	2,226
Other assets	1,777	1,854	1,824
Total noncurrent assets	585,055	595,175	600,047
Total assets	$752,363	$749,369	$770,241

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	June 30,	March 31,	July 1,
(In thousands, except share and per share amounts)	2018	2018	2017
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$52,215	$43,692	$43,445
Accrued liabilities	69,828	70,494	69,601
Revolving lines of credit	889	—	2,729
Current portion of long-term debt	7,780	7,771	5,448
Income taxes payable	2,019	4,580	1,297
Other current liabilities	1,989	—	—
Total current liabilities	134,720	126,537	122,520
Noncurrent liabilities:
Long-term debt	291,038	277,394	316,375
Noncurrent deferred tax liabilities, net	49,378	54,839	77,712
Deferred rent and other long-term liabilities	41,337	41,892	33,742
Total noncurrent liabilities	381,753	374,125	427,829
Total liabilities	516,473	500,662	550,349
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,138,907 shares issued at June 30, 2018; 48,072,187 shares issued at March 31, 2018; 48,052,900 shares issued at July 1, 2017	481	481	481
Additional paid-in capital	861,726	861,263	859,638
Accumulated other comprehensive loss	(24,239)	(17,316)	(17,401)
Retained deficit	(602,078)	(595,721)	(622,826)
Total shareholders’ equity	235,890	248,707	219,892
Total liabilities and shareholders’ equity	$752,363	$749,369	$770,241

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	June 30,	July 1,
(In thousands, except share and per share amounts) (unaudited)	2018	2017
Net sales	$195,823	$183,068
Cost of sales (excluding depreciation and amortization)	81,052	79,458
Gross profit	114,771	103,610
Selling, general, and administrative expenses (excluding depreciation and amortization)	106,605	96,640
Stock-based compensation	586	494
Pre-opening costs	346	1,386
Depreciation and amortization	9,337	9,542
Other expenses	193	3,534
Loss on disposal of assets	40	51
Loss from operations	(2,336)	(8,037)
Interest expense	7,908	4,225
Loss before taxes	(10,244)	(12,262)
Benefit for income taxes	(3,480)	(4,585)
Net loss	$(6,764)	$(7,677)

Net loss per common share—basic and diluted	$(0.14)	$(0.16)

Weighted-average common shares—basic and diluted	48,138,907	48,047,937

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive loss

	Thirteen Weeks Ended
	June 30,	July 1,
(In thousands) (unaudited)	2018	2017
Net loss	$(6,764)	$(7,677)
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($566) and $894	(1,785)	1,390
Pension liability adjustment	153	(110)
Foreign currency translation adjustment	(5,291)	3,962
Comprehensive loss	$(13,687)	$(2,435)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	June 30,	July 1,
(In thousands) (unaudited)	2018	2017
Operating activities
Net loss	$(6,764)	$(7,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,337	9,542
Stock-based compensation	586	494
Loss on disposal of assets	40	51
Deferred tax benefit	(3,874)	(4,573)
Noncash interest	759	480
Other	—	195
Changes in operating assets and liabilities:
Accounts receivable	110	744
Inventory	(9,975)	(350)
Prepaid expenses and other assets	(198)	(6,565)
Accounts payable and accrued liabilities	10,030	5,937
Income taxes	(3,303)	(2,120)
Other noncurrent liabilities	(68)	(939)
Net cash used in operating activities	(3,320)	(4,781)

Investing activities
Additions to property and equipment	(4,456)	(5,181)
Proceeds from sale of property and equipment	1	2
Net cash used in investing activities	(4,455)	(5,179)

Financing activities
Borrowings on revolving lines of credit	7,581	4,876
Payments on revolving lines of credit	(6,663)	(2,261)
Borrowings on long-term debt	15,000	5,000
Payments on long-term debt and capital leases	(1,954)	(1,350)
Payment of taxes with shares withheld upon restricted stock vesting	(122)	(39)
Net cash provided by financing activities	13,842	6,226

Effect of exchange rate changes on cash	(364)	214

Net increase (decrease) in cash	5,703	(3,520)
Cash at beginning of fiscal period	8,399	10,736
Cash at end of fiscal period	$14,102	$7,216
Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$852	$1,148
Capital lease obligation incurred	$4	$36

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

June 30, 2018

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission on May 31, 2018. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains controlling interest in the Company.  As of June 30, 2018, The Container Store, Inc. operates 91 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended June 30, 2018 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts on or about December 24 and runs into February.

Revenue recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The Company adopted this standard in the first quarter of fiscal 2018 and elected to use the modified-retrospective approach for implementation of the standard. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services.

The Company has identified certain impacts to our accounting for gift cards given away for promotional or marketing purposes. Under previous GAAP, the value of promotional gift cards was recorded as selling, general, and administrative expense. The new standard requires these types of gift cards to be accounted for as a reduction of revenue (i.e. a discount). Additionally, ASU 2014-09 disallows the capitalization of direct-response advertising costs which will impact the timing of recognition of certain advertising production and distribution costs.

Upon transition on April 1, 2018, the Company recorded a cumulative adjustment to increase retained earnings/(deficit) and to decrease accrued liabilities by approximately $400. The Company also reclassified the asset balance for the estimate of future returned merchandise, which was approximately $900 as of March 31, 2018, from the "Inventory" line to the "Other current assets" line on the balance sheet. Overall, the adoption of ASU 2014-09 did not result in a material impact to the Company’s financial statements. Note 9 provides the related disaggregated revenue disclosures.

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

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets. Note 2 provides the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of June 30, 2018, March 31, 2018, and July 1, 2017.

Below is a rollforward of contract liability balances from March 31, 2018 to June 30, 2018, which illustrates the amount of contract liability as of March 31, 2018 which was subsequently recognized into revenue in the thirteen weeks ended June 30, 2018:

	Contract liability	Revenue recognized	Contract liabilities	Contract liability
	balance at	from beginning	added during	balance at
	March 31, 2018 (1)	liability	period (2)	June 30, 2018

Unearned revenue	$11,080	$(10,028)	$13,591	$14,643
Gift cards and store credits outstanding	$8,470	$(1,123)	$1,338	$8,685

(1)	Gift cards and store credits outstanding balance is net of revenue recognition transition adjustment
(2)	Net of estimated breakage

Recent accounting pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. This is a change from current GAAP, which requires entities to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciated, amortized, impaired). The income tax effects of intercompany sales and transfers of inventory will continue to be deferred until the inventory is sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-16 in the first quarter of fiscal 2018.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018 on a restrospective basis.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 on a prospective basis.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

In February 2016, the Financial Accounting Standard Board issued Accounting Standards Update 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company’s total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Under this ASU, the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  The Company is currently evaluating the impact of adopting the new standard on its financial statements.

2.  Detail of certain balance sheet accounts

	June 30,	March 31,	July 1,
	2018	2018	2017
Accounts receivable, net:
Trade receivables, net	$12,898	$15,968	$13,964
Credit card receivables	10,054	6,939	9,474
Tenant allowances	235	998	2,929
Other receivables	1,653	1,623	1,123
	$24,840	$25,528	$27,490
Inventory:
Finished goods	$98,851	$91,970	$100,036
Raw materials	4,663	4,840	4,440
Work in progress	621	552	530
	$104,135	$97,362	$105,006
Accrued liabilities:
Accrued payroll, benefits and bonuses	$25,177	$24,940	$25,207
Unearned revenue	14,643	11,080	12,284
Accrued transaction and property tax	9,366	12,846	10,859
Gift cards and store credits outstanding	8,685	8,891	9,394
Accrued lease liabilities	4,619	5,105	5,311
Accrued interest	258	292	182
Other accrued liabilities	7,080	7,340	6,364
	$69,828	$70,494	$69,601

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

The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per share calculations:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017
Numerator:
Net loss	$(6,764)	$(7,677)
Denominator:
Weighted-average common shares-basic and diluted	48,138,907	48,047,937

Net loss per common share-basic and diluted	$(0.14)	$(0.16)
Antidilutive securities not included:
Stock options outstanding	2,598,505	2,932,907
Nonvested restricted stock awards	123,001	83,509

4.  Income taxes

The benefit for income taxes in the thirteen weeks ended June 30, 2018 was $3,480 as compared to a benefit of $4,585, in the thirteen weeks ended July 1, 2017. The effective tax rate for the thirteen weeks ended June 30, 2018 was 34.0%, as compared to 37.4% in the thirteen weeks ended July 1, 2017. During the thirteen weeks ended June 30, 2018, the effective tax rate rose above the U.S statutory rate primarily due to the recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate with a pre-tax loss in the quarter, the impact of the global intangible low-taxed income (“GILTI”) provision from the Tax Cuts and Jobs Act enacted in fiscal 2017, and U.S state income taxes. During the thirteen weeks ended July 1, 2017, the effective tax rate rose above the U.S. statutory rate primarily due to U.S. state income taxes, partially offset by lower income taxes on earnings sourced in foreign jurisdictions.

Tax Cuts and Jobs Act (the “Tax Act”)

The Company recorded a net provisional tax benefit in fiscal 2017 related to the Tax Act of $15,689, which includes a provisional benefit of $24,210 related to the remeasurement of the Company’s deferred tax balances, partially offset by a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”) in a subsequent reporting period within the measurement period.

The Company believes the remeasurement of its deferred tax balances is complete, except for changes in estimates that may result from finalizing the filing of its 2017 U.S. income tax return and changes that may be a direct impact of changes to other provisional amounts due to the enactment of the Tax Act. In addition, the estimate may be impacted as the Company further analyzes state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the measurement period. Additionally, the Company is continuing to gather additional information to be able to more precisely compute the final amount of the one-time transition tax on foreign earnings.

The Tax Act creates a new requirement that certain GILTI earned by controlled foreign corporations ("CFC") must be included currently in the taxable income of the CFC's U.S. shareholder.  The Company became subject to the GILTI provisions beginning in fiscal 2018.  Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740.  The Company has not yet elected an accounting policy to determine whether it will recognize GILTI as a period cost when incurred or to recognize deferred taxes for basis differences expected to reverse.  For purposes of calculating the estimated annual effective tax rate at quarter end, the Company has used the period cost method.  The Company will continue to assess the appropriateness of this method during the period allowed for under SAB 118.

5.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,817 as of June 30, 2018.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

6.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended June 30, 2018:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

Other comprehensive (loss) income before reclassifications, net of tax	(1,356)	153	(5,291)	(6,494)
Amounts reclassified to earnings, net of tax	(429)	—	—	(429)
Net current period other comprehensive loss	(1,785)	153	(5,291)	(6,923)

Balance at June 30, 2018	$(1,887)	$(1,640)	$(20,712)	$(24,239)

Amounts reclassified from AOCL to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 7.

7.  Foreign currency forward contracts

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

During the thirteen weeks ended June 30, 2018 and July 1, 2017, the TCS segment used forward contracts for 100% and 100% of inventory purchases in Swedish krona, respectively. During the thirteen weeks ended June 30, 2018 and July 1, 2017, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of zero and $1,200, which represented zero and 72% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 10 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended June 30, 2018 and July 1, 2017. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as selling, general, and administrative expenses on the consolidated statements of operations; however, during the thirteen weeks ended June 30, 2018, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $1,887 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at June 30, 2018, of which $415 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of June 30, 2018. The Company expects the unrealized loss of $415, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive loss, net of taxes, are presented in Note 6 of these financial statements.

8.  Fair value measurements

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

As of June 30, 2018, March 31, 2018 and July 1, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 7 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			June 30,	March 31,	July 1,
Description		Balance Sheet Location	2018	2018	2017
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$5,999	$5,848	$5,138
Foreign currency forward contracts	Level 2	Other current assets	—	—	2,434
Total assets			$5,999	$5,848	$7,572

(1)

The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of June 30, 2018, March 31, 2018 and July 1, 2017, the estimated fair value of the Company’s long-term debt, including current maturities, was $312,876,  $295,605, and $315,359, respectively.

9.  Segment reporting

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

Fiscal thirteen weeks ended June 30, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$180,082	$15,741	$—	$195,823
Intersegment sales	—	10,395	(10,395)	—
Adjusted EBITDA	10,103	1,599	689	12,391
Interest expense, net	7,845	63	—	7,908
Assets (1)	649,190	106,446	(3,273)	752,363

Fiscal thirteen weeks ended July 1, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$167,059	$16,009	$—	$183,068
Intersegment sales	—	9,044	(9,044)	—
Adjusted EBITDA	5,764	1,143	(477)	6,430
Interest expense, net	4,157	68	—	4,225
Assets (1)	660,095	113,495	(3,349)	770,241

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of loss before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017
Loss before taxes	$(10,244)	$(12,262)
Add:
Depreciation and amortization	9,337	9,542
Interest expense, net	7,908	4,225
Pre-opening costs (a)	346	1,386
Non-cash rent (b)	(637)	(461)
Stock-based compensation (c)	586	494
Foreign exchange losses (gains) (d)	38	(76)
Optimization Plan implementation charges (e)	4,864	3,534
Other adjustments (f)	193	48
Total Adjusted EBITDA	$12,391	$6,430

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

(e)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in the first quarter of fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in the first quarter of fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(f)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

10.  Stock-based compensation

On June 1, 2018, the Company granted time-based and performance-based restricted stock awards under the Company’s Amended and Restated 2013 Incentive Award Plan to certain officers and employees of the Company. The total number of restricted shares granted was 551,453 with a grant-date fair value of $7.68. The time-based restricted stock awards will vest over 3 years. The performance-based restricted stock awards vest based on achievement of fiscal 2018 performance targets and are also subject to time-based vesting requirements over 3 years.

Unrecognized compensation expense related to outstanding restricted stock awards to employees as of June 30, 2018 is expected to be $3,543 to be recognized over a weighted average period of 1.9 years. As of June 30, 2018, the total number of nonvested restricted stock awards was 701,106.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, and expectations regarding our Optimization Plan, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our dependence on a single distribution center for all of our stores; risks related to opening a second distribution center; our reliance on third-party web service providers; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; impacts to our business as a result of the Tax Cuts and Jobs Act; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2018.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2018 ends on March 30, 2019 and fiscal 2017 ended on March 31, 2018. The first quarter of fiscal 2018 ended on June 30, 2018 and the first quarter of fiscal 2017 ended on July 1, 2017, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•   The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of June 30, 2018, we operated 91 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 32 states and the District of Columbia. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way they want through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

Optimization Plan

As previously announced in fiscal 2017, the Company launched a four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”). This plan includes sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts.

In fiscal 2018, the Company expects to complete the Optimization Plan through the execution of a price optimization initiative. The price optimization initiative is designed to maximize sales and gross profit. The Company incurred approximately $4.9 million of pre-tax charges associated with the implementation of the price optimization initiative in the first quarter of fiscal 2018 and does not currently expect to incur additional costs for the Optimization Plan in the remainder of fiscal 2018.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented. For segment data, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017

Net sales	$195,823	$183,068
Cost of sales (excluding depreciation and amortization)	81,052	79,458
Gross profit	114,771	103,610
Selling, general, and administrative expenses (excluding depreciation and amortization)	106,605	96,640
Stock based compensation	586	494
Pre-opening costs	346	1,386
Depreciation and amortization	9,337	9,542
Other expenses	193	3,534
Loss on disposal of assets	40	51
Loss from operations	(2,336)	(8,037)
Interest expense	7,908	4,225
Loss before taxes	(10,244)	(12,262)
Benefit for income taxes	(3,480)	(4,585)
Net loss	$(6,764)	$(7,677)

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017

Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.4%	43.4%
Gross profit	58.6%	56.6%
Selling, general, and administrative expenses (excluding depreciation and amortization)	54.4%	52.8%
Stock‑based compensation	0.3%	0.3%
Pre‑opening costs	0.2%	0.8%
Depreciation and amortization	4.8%	5.2%
Other expenses	0.1%	1.9%
Loss on disposal of assets	0.0%	0.0%
Loss from operations	(1.2)%	(4.4)%
Interest expense	4.0%	2.3%
Loss before taxes	(5.2)%	(6.7)%
Benefit for income taxes	(1.8)%	(2.5)%
Net loss	(3.5)%	(4.2)%
Operating data:
Comparable store sales growth for the period (1)	4.7%	(1.2)%
Number of stores open at end of period	91	87
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$12,391	$6,430
Adjusted net loss (4)	$(4,012)	$(5,474)
Adjusted net loss per common share—diluted (4)	$(0.08)	$(0.11)

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

(2)

We have presented EBITDA, Adjusted EBITDA, adjusted net loss, and adjusted net loss per diluted share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017

Net loss	$(6,764)	$(7,677)
Depreciation and amortization	9,337	9,542
Interest expense, net	7,908	4,225
Income tax benefit	(3,480)	(4,585)
EBITDA	7,001	1,505
Pre-opening costs (a)	346	1,386
Non-cash rent (b)	(637)	(461)
Stock-based compensation (c)	586	494
Foreign exchange losses (gains) (d)	38	(76)
Optimization Plan implementation charges (e)	4,864	3,534
Other adjustments (f)	193	48
Adjusted EBITDA	$12,391	$6,430

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

(e)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in the first quarter of fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in the first quarter of fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(f)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4)

Adjusted net income (loss) and adjusted net income (loss) per diluted share have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per diluted share as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per diluted share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income (loss) and adjusted net income (loss) per diluted share because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net loss and net loss per diluted share to the non-GAAP financial measures of adjusted net loss and adjusted net loss per diluted share is set forth below:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017

Numerator:
Net loss	$(6,764)	$(7,677)
Optimization Plan implementation charges (a)	4,864	3,534
Taxes (b)	(2,112)	(1,331)
Adjusted net loss	$(4,012)	$(5,474)
Denominator:
Weighted-average common shares outstanding-diluted	48,138,907	48,047,937

Adjusted net loss per common share-diluted	$(0.08)	$(0.11)

(a)

Charges incurred to implement our Optimization Plan, which includes certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in the first quarter of fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in the first quarter of fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(b)

Tax impact of adjustments to net loss, as well as the estimated impact of the Tax Cuts and Jobs Act enacted in fiscal 2017 and the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended June 30, 2018 Compared to Thirteen Weeks Ended July 1, 2017

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended June 30, 2018 and July 1, 2017:

	June 30, 2018	% total	July 1, 2017	% total
TCS net sales	$180,082	92.0%	$167,059	91.3%
Elfa third party net sales	15,741	8.0%	16,009	8.7%
Net sales	$195,823	100.0%	$183,068	100.0%

Net sales in the thirteen weeks ended June 30, 2018 increased by $12,755, or 6.9%, compared to the thirteen weeks ended July 1, 2017. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended July 1, 2017	$183,068
Incremental net sales increase (decrease) due to:
Comparable stores (including a $3,628, or 26.2%, increase in online sales)	7,730
New stores	5,279
Elfa third party net sales (excluding impact of foreign currency translation)	(510)
Impact of foreign currency translation on Elfa third party net sales	242
Shipping and delivery	14
Net sales for the thirteen weeks ended June 30, 2018	$195,823

In the thirteen weeks ended June 30, 2018, comparable stores generated a $7,730, or 4.7%, increase in net sales.  Additionally, five new stores generated $5,279 of incremental net sales, four of which were opened during fiscal 2017 and one of which was opened in the first thirteen weeks of fiscal 2018. Elfa third party net sales decreased $268 in the thirteen weeks ended June 30, 2018. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended June 30, 2018 and thirteen weeks ended July 1, 2017, Elfa third party net sales decreased $510 primarily due to lower net sales in emerging markets and the Nordic market.

Gross profit and gross margin

Gross profit in the thirteen weeks ended June 30, 2018 increased by $11,161, or 10.8%, compared to the thirteen weeks ended July 1, 2017. The increase in gross profit was primarily the result of increased consolidated net sales, combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended June 30, 2018 and July 1, 2017 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	June 30, 2018	July 1, 2017
TCS gross margin	57.9%	56.5%
Elfa gross margin	37.3%	39.0%
Total gross margin	58.6%	56.6%

TCS gross margin increased 140 basis points primarily due to lower cost of goods associated with the Optimization Plan. Elfa gross margin decreased 170 basis points primarily due to higher direct materials costs during the quarter. In total, gross margin increased 200 basis points primarily due to increased sales of higher-margin elfa® products during the first quarter of fiscal 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) in the thirteen weeks ended June 30, 2018 increased by $9,965, or 10.3%, compared to the thirteen weeks ended July 1, 2017. As a percentage of consolidated net sales, SG&A increased by 160 basis points. The following table summarizes SG&A as a percentage of total net sales for the thirteen weeks ended June 30, 2018 and July 1,2017:

	June 30, 2018	July 1, 2017
	% of net sales	% of net sales
TCS selling, general and administrative	50.2%	48.1%
Elfa selling, general and administrative	4.2%	4.7%
Total selling, general and administrative	54.4%	52.8%

TCS selling, general and administrative expenses increased by 210 basis points as a percentage of consolidated net sales. This was primarily due to consulting costs incurred as part of the implementation of the Optimization Plan, which contributed 240 basis points to the increase in the first quarter of fiscal 2018. This was partially offset by 30 basis points of improvement in SG&A expense as a percentage of net sales, primarily due to ongoing savings and efficiency efforts. Elfa selling, general and administrative expenses decreased by 50 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $1,040, or 75.0%, in the thirteen weeks ended June 30, 2018 to $346, as compared to $1,386 in the thirteen weeks ended July 1, 2017. We opened one store in the thirteen weeks ended June 30, 2018, and we opened one store in the thirteen weeks ended July 1, 2017. The decrease in pre-opening costs is primarily due to the incurrence of certain pre-opening costs in the first quarter of fiscal 2017 for a store opening that opened early in the second quarter of fiscal 2017.

Other expenses

Other expenses of $193 were recorded in the thirteen weeks ended June 30, 2018, as compared to $3,534 in the thirteen weeks ended July 1, 2017. The $3,341 decrease in other expenses is primarily due to severance costs incurred in the first thirteen weeks of fiscal 2017 associated with the Optimization Plan.

Interest expense

Interest expense increased by $3,683, or 87%, in the thirteen weeks ended June 30, 2018 to $7,908, as compared to $4,225 in the thirteen weeks ended July 1, 2017.  On August 18, 2017, the Company entered into a fourth amendment (the “Term Loan Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The fourth amendment amends the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.0% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during the thirteen weeks ended June 30, 2018.

Taxes

The benefit for income taxes in the thirteen weeks ended June 30, 2018 was $3,480 as compared to a benefit of $4,585, in the thirteen weeks ended July 1, 2017. The effective tax rate for the thirteen weeks ended June 30, 2018 was 34.0%, as compared to 37.4% in the thirteen weeks ended July 1, 2017. The decrease in the effective tax rate is primarily due to lower statutory rates as a result of the Tax Cuts and Jobs Act enacted in fiscal 2017, partially offset by a benefit for the remeasurement of deferred tax balances recorded in the first quarter of fiscal 2018 as a result of a change in the Swedish tax rate.

Liquidity and Capital Resources

We rely on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $15.6 million as of June 30, 2018) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our existing and future distribution centers and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms.

At June 30, 2018, we had $14,102 of cash, of which $3,766 was held by our foreign subsidiaries. In addition, we had $55,857 of additional availability under the Revolving Credit Facility and approximately $14,751 of additional availability under the 2014 Elfa Revolving Credit Facility as of June 30, 2018. There were $3,817 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Pursuant to the Tax Act, we will be required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company recorded a provisional amount of $8,521 for the one-time transition tax in fiscal 2017, which is required to be paid in installments over 8 years. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States.  However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states. It is our intent to indefinitely reinvest these funds outside the United States.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017
Net cash used in operating activities	$(3,320)	$(4,781)
Net cash used in investing activities	(4,455)	(5,179)
Net cash provided by financing activities	13,842	6,226
Effect of exchange rate changes on cash	(364)	214
Net increase (decrease) in cash	$5,703	$(3,520)
Free cash flow (Non-GAAP)(1)	$(7,776)	$(9,962)

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure

Net cash used in operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $3,320 for the thirteen weeks ended June 30, 2018. Net loss of $6,764 and a net change in operating assets and liabilities of 3,404 were partially offset by non-cash items of $6,848. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory and a decrease in income taxes payable, partially offset by a decrease in accounts payable and accrued liabilities during the thirteen weeks ended June 30, 2018.

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

Our total capital expenditures for the thirteen weeks ended June 30, 2018 were $4,456 with new store openings, relocations and existing store remodels accounting for more than half of spending at $2,388. We opened one store during the thirteen weeks ended June 30, 2018. The remaining capital expenditures of $2,068 were primarily for investments in our distribution center and information technology.

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

Net cash provided by financing activities was $13,842 for the thirteen weeks ended June 30, 2018. This included proceeds of $15,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $918 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $1,954 for repayment of long-term indebtedness and $122 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

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

As of June 30, 2018, TCS had a total of $55,857 of unused borrowing availability under the Revolving Credit Facility, and $15,000 of borrowings outstanding under the Revolving Credit Facility.

As of June 30, 2018, Elfa had a total of $14,751 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $889 borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution center, among other things. Historically, our free cash flow has been lower in the first fiscal quarter, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash used in operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	June 30,	July 1,
	2018	2017
Net cash used in operating activities	$(3,320)	$(4,781)
Less: Additions to property and equipment	(4,456)	(5,181)
Free cash flow	$(7,776)	$(9,962)

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”).

The aggregate principal amount of the facility is $300,000. Under the Senior Secured Term Loan Facility, we had $292,500 in outstanding borrowings as of June 30, 2018 and the interest rate on such borrowings is LIBOR + 7.00%, subject to a LIBOR floor of 1.00%.  The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,875 through June 30, 2021, with a balloon payment for the remaining balance due on August 18, 2021. The Senior Secured Term Loan Facility imposes a 1% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after August 18, 2017.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of June 30, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). The maturity date of the loans under the Revolving Credit Facility is the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of June 30, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $6,703 as of June 30, 2018) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $15,640 as of June 30, 2018) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $335 as of June 30, 2018). The 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of June 30, 2018, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting policies and estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018. As of June 30,

2018, there were no significant changes to any of our critical accounting policies and estimates, with the exception of the adoption of ASU 2014-09, Revenue from Contracts with Customers, as discussed in Note 1 of our unaudited consolidated financial statements.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of June 30, 2018 has not materially changed since March 31, 2018. Our market risk profile as of March 31, 2018 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 31, 2018. See Note 7 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018.

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

The Container Store Group, Inc.

(Registrant)

Date: August 2, 2018	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: August 2, 2018	/s/ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)