Form 10-Q
period 2018-09-29
Container Store Group, Inc.
filed 2018-11-01
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 48,913,277 shares of its common stock outstanding as of October 26, 2018.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	September 29,	March 31,	September 30,
(In thousands)	2018	2018	2017
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$7,212	$8,399	$10,145
Accounts receivable, net	25,400	25,528	26,083
Inventory	110,801	97,362	109,277
Prepaid expenses	11,021	11,281	11,519
Income taxes receivable	3,394	15	1,456
Other current assets	10,562	11,609	13,021
Total current assets	168,390	154,194	171,501
Noncurrent assets:
Property and equipment, net	149,259	158,389	162,884
Goodwill	202,815	202,815	202,815
Trade names	226,939	229,401	230,482
Deferred financing costs, net	276	312	335
Noncurrent deferred tax assets, net	1,979	2,404	2,240
Other assets	1,796	1,854	1,696
Total noncurrent assets	583,064	595,175	600,452
Total assets	$751,454	$749,369	$771,953

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	September 29,	March 31,	September 30,
(In thousands, except share and per share amounts)	2018	2018	2017
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$62,313	$43,692	$61,224
Accrued liabilities	63,497	70,494	64,144
Revolving lines of credit	1,128	—	—
Current portion of long-term debt	7,052	7,771	9,345
Income taxes payable	1,851	4,580	960
Other current liabilities	702	—	—
Total current liabilities	136,543	126,537	135,673
Noncurrent liabilities:
Long-term debt	282,289	277,394	301,296
Noncurrent deferred tax liabilities, net	50,630	54,839	79,091
Deferred rent and other long-term liabilities	41,020	41,892	33,012
Total noncurrent liabilities	373,939	374,125	413,399
Total liabilities	510,482	500,662	549,072
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,138,907 shares issued at September 29, 2018; 48,072,187 shares issued at March 31, 2018; 48,063,222 shares issued at September 30, 2017	481	481	481
Additional paid-in capital	862,495	861,263	860,196
Accumulated other comprehensive loss	(23,167)	(17,316)	(14,095)
Retained deficit	(598,837)	(595,721)	(623,701)
Total shareholders’ equity	240,972	248,707	222,881
Total liabilities and shareholders’ equity	$751,454	$749,369	$771,953

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except share and per share amounts) (unaudited)	2018	2017	2018	2017
Net sales	$224,453	$218,410	$420,276	$401,478
Cost of sales (excluding depreciation and amortization)	93,878	92,036	174,930	171,494
Gross profit	130,575	126,374	245,346	229,984
Selling, general, and administrative expenses (excluding depreciation and amortization)	105,656	106,332	212,261	202,972
Stock-based compensation	769	510	1,355	1,004
Pre-opening costs	881	1,418	1,227	2,804
Depreciation and amortization	9,128	9,505	18,465	19,047
Other expenses	24	623	217	4,157
Loss on disposal of assets	—	102	40	153
Income (loss) from operations	14,117	7,884	11,781	(153)
Interest expense, net	7,377	5,873	15,285	10,098
Loss on extinguishment of debt	2,082	2,369	2,082	2,369
Income (loss) before taxes	4,658	(358)	(5,586)	(12,620)
Provision (benefit) for income taxes	1,417	517	(2,063)	(4,068)
Net income (loss)	$3,241	$(875)	$(3,523)	$(8,552)

Net income (loss) per common share—basic and diluted	$0.07	$(0.02)	$(0.07)	$(0.18)

Weighted-average common shares—basic	48,138,907	48,058,231	48,138,907	48,053,084
Weighted-average common shares—diluted	48,519,166	48,058,231	48,138,907	48,053,084

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands) (unaudited)	2018	2017	2018	2017
Net income (loss)	$3,241	$(875)	$(3,523)	$(8,552)
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $154, $652, ($412) and $1,546	438	1,010	(1,347)	2,400
Pension liability adjustment	(18)	(70)	135	(180)
Foreign currency translation adjustment	652	2,366	(4,639)	6,328
Comprehensive income (loss)	$4,313	$2,431	$(9,374)	$(4)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	September 29,	September 30,
(In thousands) (unaudited)	2018	2017
Operating activities
Net loss	$(3,523)	$(8,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,465	19,047
Stock-based compensation	1,355	1,004
Loss on disposal of assets	40	153
Loss on extinguishment of debt	2,082	2,369
Deferred tax benefit	(2,927)	(4,338)
Non-cash interest	1,418	1,146
Other	—	283
Changes in operating assets and liabilities:
Accounts receivable	(373)	2,599
Inventory	(17,066)	(2,259)
Prepaid expenses and other assets	1,875	(1,312)
Accounts payable and accrued liabilities	13,304	17,808
Income taxes	(6,083)	(3,261)
Other noncurrent liabilities	(431)	(1,731)
Net cash provided by operating activities	8,136	22,956

Investing activities
Additions to property and equipment	(10,669)	(13,129)
Proceeds from sale of property and equipment	7	18
Net cash used in investing activities	(10,662)	(13,111)

Financing activities
Borrowings on revolving lines of credit	45,404	19,694
Payments on revolving lines of credit	(19,267)	(19,694)
Borrowings on long-term debt	272,500	330,000
Payments on long-term debt and capital leases	(294,497)	(329,551)
Payment of debt issuance costs	(2,244)	(11,234)
Payment of taxes with shares withheld upon restricted stock vesting	(122)	(39)
Net cash provided by (used in) financing activities	1,774	(10,824)

Effect of exchange rate changes on cash	(435)	388

Net decrease in cash	(1,187)	(591)
Cash at beginning of fiscal period	8,399	10,736
Cash at end of fiscal period	$7,212	$10,145

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,192	$945
Capital lease obligation incurred	$132	$91

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

September 29, 2018

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission on May 31, 2018. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains a controlling interest in the Company.  As of September 29, 2018, The Container Store, Inc. (“TCS”) operates 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended September 29, 2018 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The Company adopted this standard in the first quarter of fiscal 2018 and elected to use the modified-retrospective approach for implementation of the standard. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services.

The Company has identified certain impacts to our accounting for gift cards given away for promotional or marketing purposes. Under previous GAAP, the value of promotional gift cards was recorded as selling, general, and administrative (“SG&A”) expense. The new standard requires these types of gift cards to be accounted for as a reduction of revenue (i.e. a discount). Additionally, ASU 2014-09 disallows the capitalization of direct-response advertising costs which will impact the timing of recognition of certain advertising production and distribution costs.

Upon transition on April 1, 2018, the Company recorded a cumulative adjustment to increase retained earnings/(deficit) and to decrease accrued liabilities by approximately $400. The Company also reclassified the asset balance for the estimate of future returned merchandise, which was approximately $900 as of March 31, 2018, from the “Inventory” line to the “Other current assets” line on the balance sheet. Overall, the adoption of ASU 2014-09 did not result in a material impact to the Company’s financial statements. Note 10 provides the related disaggregated revenue disclosures.

We recognize revenues and the related cost of goods sold for our TCS segment when merchandise is received by our customers. We recognize revenues and the related cost of goods sold for our Elfa segment upon shipment. We recognize shipping and handling fees as revenue when the merchandise is shipped to the customer. Costs of shipping and handling are included in cost of goods sold. We recognize fees for installation and other services as revenue upon completion of the service to the customer. Costs of installation and other services are included in cost of goods sold. Sales tax collected is not recognized as revenue as it is ultimately remitted to governmental authorities. We reserve for projected merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. The reserve reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets. Note 2 provides the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of September 29, 2018, March 31, 2018, and September 30, 2017.

Below is a rollforward of contract liability balances from March 31, 2018 to September 29, 2018, which illustrates the amount of contract liability as of March 31, 2018 which was subsequently recognized into revenue in the twenty-six weeks ended September 29, 2018:

	Contract liability	Revenue recognized	Contract liabilities	Contract liability
	balance at	from beginning	added during	balance at
	March 31, 2018 (1)	liability	period (2)	September 29, 2018

Unearned revenue	$11,080	$(10,571)	$9,555	$10,064
Gift cards and store credits outstanding	$8,470	$(2,000)	$1,936	$8,406

(1)	Gift cards and store credits outstanding balance is net of revenue recognition transition adjustment
(2)	Net of estimated breakage

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019 and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company’s total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018 on a retrospective basis.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Under this ASU, the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  The Company is currently evaluating the impact of adopting the new standard on its financial statements, but does not expect it to have a material impact to the financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets.  A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard on its financial statements.

2.  Detail of certain balance sheet accounts

	September 29,	March 31,	September 30,
	2018	2018	2017
Accounts receivable, net:
Trade receivables, net	$15,789	$15,968	$15,821
Credit card receivables	7,472	6,939	7,649
Tenant allowances	445	998	1,264
Other receivables	1,694	1,623	1,349
	$25,400	$25,528	$26,083
Inventory:
Finished goods	$105,355	$91,970	$104,482
Raw materials	4,904	4,840	4,372
Work in progress	542	552	423
	$110,801	$97,362	$109,277
Accrued liabilities:
Accrued payroll, benefits and bonuses	$19,810	$23,833	$20,748
Unearned revenue	10,064	11,080	8,819
Accrued transaction and property tax	10,805	12,846	11,888
Gift cards and store credits outstanding	8,406	8,891	8,561
Accrued lease liabilities	4,573	5,105	6,072
Accrued interest	966	292	246
Other accrued liabilities	8,873	8,447	7,810
	$63,497	$70,494	$64,144

3.  Long-term debt and revolving lines of credit

On September 14, 2018 (the “Effective Date”), the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement dated as of April 6, 2012 (“Senior Secured Term Loan Facility”). The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans and, beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ending March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after the Effective Date.

In connection with the Fifth Amendment, the Company repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  The Company drew down a net amount of approximately $10,000 on its $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility”) in connection with the closing of the Fifth Amendment. In addition, the Company recorded a loss on extinguishment of debt of $2,082 in the thirteen weeks ended September 29, 2018 associated with the Fifth Amendment.

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In the thirteen weeks ended September 29, 2018, the Company capitalized $2,217 of fees associated with the Fifth Amendment which will be amortized through September 14, 2023.

Long-term debt and revolving lines of credit consist of the following:

	September 29,	March 31,	September 30,
	2018	2018	2017
Senior secured term loan facility	$272,500	$294,375	$298,125
2014 Elfa term loan facility	—	—	2,943
2014 Elfa revolving credit facility	1,128	—	—
Obligations under capital leases	509	662	869
Other loans	—	16	75
Revolving credit facility	25,000	—	20,000
Total debt	299,137	295,053	322,012
Less current portion	(8,180)	(7,771)	(9,345)
Less deferred financing costs (1)	(8,668)	(9,888)	(11,371)
Total long-term debt	$282,289	$277,394	$301,296

(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

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

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$3,241	$(875)	$(3,523)	$(8,552)
Denominator:
Weighted-average common shares—basic	48,138,907	48,058,231	48,138,907	48,053,084
Options and other dilutive securities	380,259	—	—	—
Weighted-average common shares—diluted	48,519,166	48,058,231	48,138,907	48,053,084

Net income (loss) per common share—basic and diluted	$0.07	$(0.02)	$(0.07)	$(0.18)
Antidilutive securities not included:
Stock options outstanding	2,350,339	2,958,961	2,637,068	2,945,881
Nonvested restricted stock awards	14,492	107,614	120,709	95,455

5.  Income taxes

The provision for income taxes in the thirteen weeks ended September 29, 2018 was $1,417 as compared to $517 in the thirteen weeks ended September 30, 2017. The effective tax rate for the thirteen weeks ended September 29, 2018 was 30.4%, as compared to -144.4% in the thirteen weeks ended September 30, 2017. During the thirteen weeks ended September 29, 2018, the effective tax rate rose above the U.S statutory rate primarily due to the impact of the global intangible low-taxed income (“GILTI”) provision and the officer compensation limitation provision from the Tax Cuts and Jobs Act (the “Tax Act”) enacted in fiscal 2017, and U.S state income taxes. During the thirteen weeks ended September 30, 2017, the effective tax rate fell below the U.S. statutory rate due to earnings mix between domestic and foreign jurisdictions, the expiration of certain stock-based compensation awards, state tax rate changes and the effect of near breakeven pre-tax loss when in an income tax provision position.

The Company’s effective income tax rate for the twenty-six weeks ended September 29, 2018 was 36.9% compared to 32.2% for the twenty-six weeks ended September 30, 2017. During the first half of fiscal 2018, the effective tax rate rose above the statutory rate due to the recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate combined with a year-to-date pre-tax loss, as well as the impact of the GILTI provision and the officer compensation limitation provision from the Tax Act enacted in fiscal 2017, and U.S. state income taxes. During the first half of fiscal 2017, the effective tax rate fell below the statutory rate due to earnings mix between domestic and foreign jurisdictions coupled with the worldwide net loss position at that time.

Tax Cuts and Jobs Act

The Company recorded a net provisional tax benefit in fiscal 2017 related to the Tax Act of $15,689, which includes a provisional benefit of $24,210 related to the remeasurement of the Company’s deferred tax balances, partially offset by a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740, Income Taxes (“ASC 740”) in the third quarter of fiscal 2018.

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

The Tax Act creates a new requirement that certain GILTI earned by controlled foreign corporations (“CFC”) must be included currently in the taxable income of the CFC’s U.S. shareholder.  The Company became subject to the GILTI provisions beginning in fiscal 2018.  Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740.  The Company has not yet elected an accounting policy to determine whether it will recognize GILTI as a period cost when incurred or to recognize deferred taxes for basis differences expected to reverse.  For purposes of calculating the estimated annual effective tax rate at quarter end, the Company has used the period cost method.  The Company will continue to assess the appropriateness of this method during the measurement period allowed for under SAB 118.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,852 as of September 29, 2018.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended September 29, 2018:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

Other comprehensive (loss) income before reclassifications, net of tax	(1,214)	135	(4,639)	(5,718)
Amounts reclassified to earnings, net of tax	(133)	—	—	(133)
Net current period other comprehensive (loss) income	(1,347)	135	(4,639)	(5,851)

Balance at September 29, 2018	$(1,449)	$(1,658)	$(20,060)	$(23,167)

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

During the twenty-six weeks ended September 29, 2018 and September 30, 2017, the TCS segment used forward contracts for 94% and 100% of inventory purchases in Swedish krona, respectively. During the twenty-six weeks ended September 29, 2018 and September 30, 2017, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $0 and $1,648, which represented 0% and 54% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended September 29, 2018 and September 30, 2017. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations; however, during the twenty-six weeks ended September 29, 2018, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $1,449 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at September 29, 2018, of which $930 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of September 29, 2018. The Company expects the unrealized loss of $930, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of September 29, 2018, March 31, 2018 and September 30, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			September 29,	March 31,	September 30,
Description		Balance Sheet Location	2018	2018	2017
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$6,011	$5,848	$5,445
Foreign currency forward contracts	Level 2	Other current assets	—	—	2,067
Total assets			$6,011	$5,848	$7,512

(1)

The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of September 29, 2018, March 31, 2018 and September 30, 2017, the estimated fair value of the Company’s long-term debt, including current maturities, was $299,137, $295,605, and $311,578, respectively.

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

Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, certain non-cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Fiscal thirteen weeks ended September 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$208,915	$15,538	$—	$224,453
Intersegment sales	—	14,650	(14,650)	—
Adjusted EBITDA	21,228	3,839	(720)	24,347
Interest expense, net	7,295	82	—	7,377
Assets (1)	650,644	104,585	(3,775)	751,454

Fiscal thirteen weeks ended September 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$202,321	$16,089	$—	$218,410
Intersegment sales	—	13,497	(13,497)	—
Adjusted EBITDA	23,446	3,448	(378)	26,516
Interest expense, net	5,800	73	—	5,873
Assets (1)	661,994	113,554	(3,595)	771,953

Fiscal twenty-six weeks ended September 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$388,997	$31,279	$—	$420,276
Intersegment sales	—	25,045	(25,045)	—
Adjusted EBITDA	31,332	5,438	(32)	36,738
Interest expense, net	15,140	145	—	15,285
Assets (1)	650,644	104,585	(3,775)	751,454

Fiscal twenty-six weeks ended September 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$369,380	$32,098	$—	$401,478
Intersegment sales	—	22,541	(22,541)	—
Adjusted EBITDA	29,210	4,591	(855)	32,946
Interest expense, net	9,957	141	—	10,098
Assets (1)	661,994	113,554	(3,595)	771,953

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income (loss) before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Income (loss) before taxes	$4,658	$(358)	$(5,586)	$(12,620)
Add:
Depreciation and amortization	9,128	9,505	18,465	19,047
Interest expense, net	7,377	5,873	15,285	10,098
Pre-opening costs (a)	881	1,418	1,227	2,804
Non-cash rent (b)	(581)	(276)	(1,218)	(737)
Stock-based compensation (c)	769	510	1,355	1,004
Loss on extinguishment of debt (d)	2,082	2,369	2,082	2,369
Foreign exchange losses (e)	9	130	47	54
Optimization Plan implementation charges (f)	—	6,786	4,864	10,320
Elfa manufacturing facility closure (g)	—	517	—	517
Other adjustments (h)	24	42	217	90
Adjusted EBITDA	$24,347	$26,516	$36,738	$32,946

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

(d)

Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018 and the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A expenses in the first quarter of fiscal 2018 and the first and second quarters of fiscal 2017, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in the first and second quarters of fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in the first and second quarters of fiscal 2017, which we do not consider in our evaluation of ongoing performance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, anticipated interest expense, and expectations regarding our Optimization Plan, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to new store openings; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our dependence on a single distribution center for all of our stores; risks related to opening a second distribution center; our reliance on third-party web service providers; the vulnerability of our facilities and systems to natural disasters and other unexpected events; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; our dependence on our brand image and any inability to protect our brand; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our failure to effectively manage our growth; our inability to lease space on favorable terms; fluctuations in currency exchange rates; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; our inability to effectively manage online sales; effects of competition on our business; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks associated with our dependence on foreign imports; risks related to violations of anti-bribery and anti-kickback laws; risks related to our indebtedness; risks related to our fixed lease obligations; material damage to or interruptions in our information technology systems; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; impacts to our business as a result of the Tax Cuts and Jobs Act; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’  intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; reduced disclosure requirements applicable to emerging growth companies, which could make our stock less attractive to investors; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2018.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2018 ends on March 30, 2019 and fiscal 2017 ended on March 31, 2018. The second quarter of fiscal 2018 ended on September 29, 2018 and the second quarter of fiscal 2017 ended on September 30, 2017, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•   The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of September 29, 2018, we operated 92 stores with an average size of approximately 25,000 square feet 19,000 selling square feet) in 33 states and the District of Columbia. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way they want through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

Optimization Plan

As previously announced in fiscal 2017, we launched a four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”). This plan includes sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts.

In fiscal 2018, we expect to complete the Optimization Plan through the execution of a price optimization initiative. The price optimization initiative is designed to maximize sales and gross profit. We incurred approximately $4.9 million of pre-tax charges associated with the implementation of the price optimization initiative in the first quarter of fiscal 2018 and do not currently expect to incur additional costs for the Optimization Plan in the remainder of fiscal 2018.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	$224,453	$218,410	$420,276	$401,478
Cost of sales (excluding depreciation and amortization)	93,878	92,036	174,930	171,494
Gross profit	130,575	126,374	245,346	229,984
Selling, general, and administrative expenses (excluding depreciation and amortization)	105,656	106,332	212,261	202,972
Stock-based compensation	769	510	1,355	1,004
Pre-opening costs	881	1,418	1,227	2,804
Depreciation and amortization	9,128	9,505	18,465	19,047
Other expenses	24	623	217	4,157
Loss on disposal of assets	—	102	40	153
Income (loss) from operations	14,117	7,884	11,781	(153)
Interest expense, net	7,377	5,873	15,285	10,098
Loss on extinguishment of debt	2,082	2,369	2,082	2,369
Income (loss) before taxes	4,658	(358)	(5,586)	(12,620)
Provision (benefit) for income taxes	1,417	517	(2,063)	(4,068)
Net income (loss)	$3,241	$(875)	$(3,523)	$(8,552)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.8%	42.1%	41.6%	42.7%
Gross profit	58.2%	57.9%	58.4%	57.3%
Selling, general, and administrative expenses (excluding depreciation and amortization)	47.1%	48.7%	50.5%	50.6%
Stock‑based compensation	0.3%	0.2%	0.3%	0.3%
Pre‑opening costs	0.4%	0.6%	0.3%	0.7%
Depreciation and amortization	4.1%	4.4%	4.4%	4.7%
Other expenses	0.0%	0.3%	0.1%	1.0%
Loss on disposal of assets	0.0%	0.0%	0.0%	0.0%
Income (loss) from operations	6.3%	3.6%	2.8%	0.0%
Interest expense, net	3.3%	2.7%	3.6%	2.5%
Loss on extinguishment of debt	0.9	1.1	0.5	0.6
Income (loss) before taxes	2.1%	(0.2)%	(1.3)%	(3.1)%
Provision (benefit) for income taxes	0.6%	0.2%	(0.5)%	(1.0)%
Net income (loss)	1.4%	(0.4)%	(0.8)%	(2.1)%
Operating data:
Comparable store sales growth for the period (1)	1.3%	1.9%	2.9%	0.4%
Number of stores open at end of period	92	88	92	88
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$24,347	$26,516	$36,738	$32,946
Adjusted net income (4)	$4,748	$5,544	$736	$70
Adjusted net income per common share—diluted (4)	$0.10	$0.12	$0.02	$ $ 0.00

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net income (loss)	$3,241	$(875)	$(3,523)	$(8,552)
Depreciation and amortization	9,128	9,505	18,465	19,047
Interest expense, net	7,377	5,873	15,285	10,098
Income tax provision (benefit)	1,417	517	(2,063)	(4,068)
EBITDA	21,163	15,020	28,164	16,525
Pre-opening costs (a)	881	1,418	1,227	2,804
Non-cash rent (b)	(581)	(276)	(1,218)	(737)
Stock-based compensation (c)	769	510	1,355	1,004
Loss on extinguishment of debt (d)	2,082	2,369	2,082	2,369
Foreign exchange losses (e)	9	130	47	54
Optimization Plan implementation charges (f)	—	6,786	4,864	10,320
Elfa manufacturing facility closure (g)	—	517	—	517
Other adjustments (h)	24	42	217	90
Adjusted EBITDA	$24,347	$26,516	$36,738	$32,946

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

(d)

Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018 and the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018 and the first and second quarters of fiscal 2017, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in the first and second quarters of fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in the first and second quarters of fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4)

Adjusted net income and adjusted net income per diluted share have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income (loss) before distributions accumulated to preferred shareholders, stock-based compensation and other costs in connection with our IPO, restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per diluted share as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per diluted share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per diluted share because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per diluted share to the non-GAAP financial measures of adjusted net income and adjusted net income per diluted share is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$3,241	$(875)	$(3,523)	$(8,552)
Elfa manufacturing facility closure (a)	—	517	—	517
Loss on extinguishment of debt (b)	2,082	2,369	2,082	2,369
Optimization Plan implementation charges (c)	—	6,786	4,864	10,320
Taxes (d)	(575)	(3,253)	(2,687)	(4,584)
Adjusted net income	$4,748	$5,544	$736	$70
Denominator:
Weighted-average common shares outstanding—diluted	48,519,166	48,058,231	48,138,907	48,053,084

Net income per common share—diluted	$0.07	$(0.02)	$(0.07)	$(0.18)
Adjusted net income per common share—diluted	$0.10	$0.12	$0.02	$0.00

(a)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(b)

Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018 and the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(c)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018 and the first and second quarters of fiscal 2017, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in the first and second quarters of fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in the first and second quarters of fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(d)

Tax impact of adjustments to net income (loss), as well as the estimated impact of the Tax Cuts and Jobs Act enacted in fiscal 2017 and the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended September 29, 2018 Compared to Thirteen Weeks Ended September 30, 2017

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended September 29, 2018 and September 30, 2017:

	September 29, 2018	% total	September 30, 2017	% total
TCS net sales	$208,915	93.1%	$202,321	92.6%
Elfa third party net sales	15,538	6.9%	16,089	7.4%
Net sales	$224,453	100.0%	$218,410	100.0%

Net sales in the thirteen weeks ended September 29, 2018 increased by $6,043, or 2.8%, compared to the thirteen weeks ended September 30, 2017. This increase is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended September 30, 2017	$218,410
Incremental net sales increase (decrease) due to:
Comparable stores (including a $3,082, or 18.4%, increase in online sales)	2,639
New stores	3,850
Elfa third party net sales (excluding impact of foreign currency translation)	934
Impact of foreign currency translation on Elfa third party net sales	(1,485)
Shipping and delivery	105
Net sales for the thirteen weeks ended September 29, 2018	$224,453

In the thirteen weeks ended September 29, 2018, comparable stores generated a $2,639, or 1.3%, increase in net sales.  Additionally, six new stores generated $3,850 of incremental net sales, four of which were opened during fiscal 2017 and two of which were opened in the first twenty-six weeks of fiscal 2018. Elfa third party net sales decreased $551 in the thirteen weeks ended September 29, 2018. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended September 29, 2018 and thirteen weeks ended September 30, 2017, Elfa third party net sales increased $934 primarily due to higher net sales in Nordic markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended September 29, 2018 increased by $4,201, or 3.3%, compared to the thirteen weeks ended September 30, 2017. The increase in gross profit was primarily the result of increased consolidated net sales, combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended September 29, 2018 and September 30, 2017 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 29, 2018	September 30, 2017
TCS gross margin	57.8%	57.1%
Elfa gross margin	34.9%	38.2%
Total gross margin	58.2%	57.9%

TCS gross margin increased 70 basis points primarily due to lower cost of goods associated with the Optimization Plan, partially offset by higher promotional activities and increased costs associated with shipping services. Elfa gross margin decreased 330 basis points primarily due to higher direct materials costs attributable to a shift in product mix and a weaker Swedish krona during the quarter. In total, gross margin increased 30 basis points primarily due to the increase in TCS gross margin during the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) in the thirteen weeks ended September 29, 2018 decreased by $676, or 0.6%, compared to the thirteen weeks ended September 30, 2017. As a percentage of consolidated net sales, SG&A decreased by 160 basis points. The following table summarizes SG&A as a percentage of total net sales for the thirteen weeks ended September 29, 2018 and September 30, 2017:

	September 29, 2018	September 30, 2017
	% of Net sales	% of Net sales
TCS selling, general and administrative	44.1%	45.0%
Elfa selling, general and administrative	3.0%	3.7%
Total selling, general and administrative	47.1%	48.7%

TCS selling, general and administrative expenses decreased by 90 basis points as a percentage of consolidated net sales. This was primarily due to consulting costs incurred as part of the implementation of the Optimization Plan in the second quarter of fiscal 2017, which contributed 310 basis points to the decrease in the second quarter of fiscal 2018. This was partially offset by a 220 basis points increase in SG&A expense as a percentage of net sales, primarily due to increased marketing expense associated with the branding campaign launch in the second quarter of fiscal 2018, as well as higher payroll and self-insurance costs. Elfa selling, general and administrative expenses decreased by 70 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $537, or 37.9%, in the thirteen weeks ended September 29, 2018 to $881, as compared to $1,418 in the thirteen weeks ended September 30, 2017. The decrease is primarily due to the incurrence of pre-opening costs in the second quarter of fiscal 2017 for two stores that opened early in the third quarter of fiscal 2017. We opened one store in the thirteen weeks ended September 29, 2018, and we opened one store in the thirteen weeks ended September 30, 2017.

Other expenses

Other expenses of $24 were recorded in the thirteen weeks ended September 29, 2018, as compared to $623 in the thirteen weeks ended September 30, 2017. The $599 decrease in other expenses is primarily due to expenses incurred in the first half of fiscal 2017 in connection with the closure of the Elfa manufacturing facility in Lahti, Finland in December 2017.

Interest expense and loss on extinguishment of debt

Interest expense increased by $1,504, or 25.6%, in the thirteen weeks ended September 29, 2018 to $7,377, as compared to $5,873 in the thirteen weeks ended September 30, 2017.  On September 14, 2018, we entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement dated as of April 6, 2012 (“Senior Secured Term Loan Facility”). The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans.  The lower interest expense as a result of the Fifth Amendment partly offset the higher interest expense resulting from a previous amendment in August 2017, which increased the applicable interest rate margins.  As a result of entering the Fifth Amendment, we expect to incur approximately $28,000 of total interest expense in fiscal 2018.

Additionally, we recorded a loss on extinguishment of debt of $2,082 and $2,369 in the second quarters of fiscal 2018 and 2017, respectively, as a result of the amendments to the Senior Secured Term Loan Facility.

Taxes

The provision for income taxes in the thirteen weeks ended September 29, 2018 was $1,417 as compared to $517 in the thirteen weeks ended September 30, 2017. The effective tax rate for the thirteen weeks ended September 29, 2018 was

30.4%, as compared to -144.4% in the thirteen weeks ended September 30, 2017. The increase in the effective tax rate is primarily due to the impact of a pre-tax income position in the second quarter of fiscal 2018, as compared to a pre-tax loss position in the second quarter of fiscal 2017.

Twenty-Six Weeks Ended September 29, 2018 Compared to Twenty-Six Weeks Ended September 30, 2017

Net sales

The following table summarizes our net sales for each of the twenty-six weeks ended September 29, 2018 and September 30, 2017:

	September 29, 2018	% total	September 30, 2017	% total
TCS net sales	$388,997	92.6%	$369,380	92.0%
Elfa third party net sales	31,279	7.4%	32,098	8.0%
Net sales	$420,276	100.0%	$401,478	100.0%

Net sales in the twenty-six weeks ended September 29, 2018 increased by $18,798, or 4.7%, compared to the twenty-six weeks ended September 30, 2017. This increase is comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended September 30, 2017	$401,478
Incremental net sales increase (decrease) due to:
Comparable stores (including a $6,710, or 21.9%, increase in online sales)	10,368
New stores	9,129
Elfa third party net sales (excluding impact of foreign currency translation)	423
Impact of foreign currency translation on Elfa third party net sales	(1,243)
Shipping and delivery	121
Net sales for the twenty-six weeks ended September 29, 2018	$420,276

In the twenty-six weeks ended September 29, 2018, comparable stores generated a $10,368, or 2.9%, increase in net sales.  Additionally, six new stores generated $9,129 of incremental net sales, four of which were opened during fiscal 2017 and two of which were opened in the first twenty-six weeks of fiscal 2018. Elfa third party net sales decreased $820 in the twenty-six weeks ended September 29, 2018. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended September 29, 2018 and twenty-six weeks ended September 30, 2017, Elfa third party net sales increased $423 primarily due to higher net sales in Nordic markets.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended September 29, 2018 increased by $15,362, or 6.7%, compared to the twenty-six weeks ended September 30, 2017. The increase in gross profit was primarily the result of increased consolidated net sales, combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended September 29, 2018 and September 30, 2017 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 29, 2018	September 30, 2017
TCS gross margin	57.9%	56.8%
Elfa gross margin	36.0%	38.6%
Total gross margin	58.4%	57.3%

TCS gross margin increased 110 basis points primarily due to lower cost of goods associated with the Optimization Plan, partially offset by increased costs associated with shipping services and higher promotional activities. Elfa gross margin decreased 260 basis points primarily due to higher direct materials costs attributable to a shift in product mix and a weaker Swedish krona during the first half of fiscal 2018. In total, gross margin increased 110 basis points primarily due to the increase in TCS gross margin during the first half of fiscal 2018.

Selling, general and administrative expenses

SG&A in the twenty-six weeks ended September 29, 2018 increased by $9,289, or 4.6%, compared to the twenty-six weeks ended September 30, 2017. As a percentage of consolidated net sales, SG&A decreased by 10 basis points. The following table summarizes SG&A as a percentage of total net sales for the twenty-six weeks ended September 29, 2018 and September 30, 2017:

	September 29, 2018	September 30, 2017
	% of Net sales	% of Net sales
TCS selling, general and administrative	47.0%	46.4%
Elfa selling, general and administrative	3.5%	4.2%
Total selling, general and administrative	50.5%	50.6%

TCS selling, general and administrative expenses increased by 60 basis points as a percentage of consolidated net sales. The increase is primarily due to increased marketing expense associated with the branding campaign launch in the second quarter of fiscal 2018, as well as higher self-insurance and payroll costs during the first half of the year. These increases were partially offset by a 50 basis points decrease related to consulting costs as part of the implementation of the Optimization Plan in the first twenty-six weeks of fiscal 2018 compared to the prior year comparable period. Elfa selling, general and administrative expenses decreased by 70 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $1,577, or 56.2%, in the twenty-six weeks ended September 29, 2018 to $1,227, as compared to $2,804 in the twenty-six weeks ended September 30, 2017. We opened two stores in the twenty-six weeks ended September 29, 2018, and we opened two stores in the twenty-six weeks ended September 30, 2017. The decrease is primarily due to the incurrence of pre-opening costs in the twenty-six weeks ended September 30, 2017 for two stores that opened early in the third quarter of fiscal 2017.

Other expenses

Other expenses of $217 were recorded in the twenty-six weeks ended September 29, 2018, as compared to $4,157 in the twenty-six weeks ended September 30, 2017. The $3,940 decrease in other expenses is primarily due to severance costs incurred in the first twenty-six weeks of fiscal 2017 associated with the Optimization Plan.

Interest expense and loss on extinguishment of debt

Interest expense increased by $5,187, or 51.4%, in the twenty-six weeks ended September 29, 2018 to $15,285, as compared to $10,098 in the twenty-six weeks ended September 30, 2017.  The increase is primarily due to the amendment of our Senior Secured Term Loan Facility in the second quarter of fiscal 2017, which increased the applicable interest rate margins.

Additionally, we recorded a loss on extinguishment of debt of $2,082 and $2,369 in the second quarters of fiscal 2018 and 2017, respectively, as a result of the amendments to the Senior Secured Term Loan Facility.

Taxes

The benefit for income taxes in the twenty-six weeks ended September 29, 2018 was $2,063 as compared to a benefit of $4,068, in the twenty-six weeks ended September 30, 2017. The effective tax rate for the twenty-six weeks ended September 29, 2018 was 36.9%, as compared to 32.2% in the twenty-six weeks ended September 30, 2017. The increase in the effective tax rate is primarily due to the benefit for the remeasurement of deferred tax balances recorded in the first quarter of fiscal 2018 as a result of a change in the Swedish tax rate.

Liquidity and Capital Resources

We rely on cash flows from operations, our $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $15.8 million as of September 29, 2018) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our existing and future distribution centers, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms.

At September 29, 2018, we had $7,212 of cash, of which $3,327 was held by our foreign subsidiaries. In addition, we had $58,945 of additional availability under the Revolving Credit Facility and approximately $14,641 of additional availability under the 2014 Elfa Revolving Credit Facility as of September 29, 2018. There were $3,852 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Pursuant to the Tax Act, we will be required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. We recorded a provisional amount of $8,521 for the one-time transition tax in fiscal 2017, which is required to be paid in installments over 8 years. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States.  However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states. It is our intent to indefinitely reinvest these funds outside the United States.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	September 29,	September 30,
	2018	2017
Net cash provided by operating activities	$8,136	$22,956
Net cash used in investing activities	(10,662)	(13,111)
Net cash provided by (used in) financing activities	1,774	(10,824)
Effect of exchange rate changes on cash	(435)	388
Net decrease in cash	$(1,187)	$(591)
Free cash flow (Non-GAAP)(1)	$(2,533)	$9,827

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

Net cash provided by operating activities was $8,136 for the twenty-six weeks ended September 29, 2018. Non-cash items of $20,433 were partially offset by net loss of $3,523 and a net change in operating assets and liabilities of $8,774. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory and a decrease in income taxes payable, partially offset by a decrease in accounts payable and accrued liabilities during the twenty-six weeks ended September 29, 2018.

Net cash provided by operating activities was $22,956 for the twenty-six weeks ended September 30, 2017. Non-cash items of $19,664 and a net change in operating assets and liabilities of $11,844, primarily due to an increase in accounts payable and accrued liabilities, were partially offset by net loss of $8,552 during the twenty-six weeks ended September 30, 2017.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the twenty-six weeks ended September 29, 2018 were $10,669 with new store openings, relocations and existing store remodels accounting for slightly less than half of spending at $5,099. We opened two stores during the twenty-six weeks ended September 29, 2018. The remaining capital expenditures of $5,570 were primarily for investments in our distribution centers and information technology.

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

Net cash provided by financing activities was $1,774 for the twenty-six weeks ended September 29, 2018. This included proceeds of $25,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $1,137 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by net payments of $21,997 for repayment of long-term indebtedness, debt issuance costs of $2,244, and $122 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

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

As of September 29, 2018, TCS had a total of $58,945 of unused borrowing availability under the Revolving Credit Facility, and $25,000 of borrowings outstanding under the Revolving Credit Facility.

As of September 29, 2018, Elfa had a total of $14,641 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $1,128 borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Free cash flow (Non-GAAP)

We present free cash flow, which we define as net cash provided by (used in) operating activities in a period minus payments for property and equipment made in that period, because we believe it is a useful indicator of the Company's overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution center, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	September 29,	September 30,
	2018	2017
Net cash provided by operating activities	$8,136	$22,956
Less: Additions to property and equipment	(10,669)	(13,129)
Free cash flow	$(2,533)	$9,827

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into the Senior Secured Term Loan Facility. On September 14, 2018 (the “Effective Date”), the Company entered into a Fifth Amendment to the Senior Secured Term Loan Facility. The Fifth Amendment amended the Senior

Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans and, beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ending March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after the Effective Date.

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  We drew down a net amount of approximately $10,000 on our revolving credit facility in connection with the closing of the Fifth Amendment.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of September 29, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). The maturity date of the loans under the Revolving Credit Facility is the earlier of (i) August 18, 2022 and (ii) May 18, 2021 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of September 29, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $6,758 as of September 29, 2018) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $15,769 as of September 29, 2018) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $338 as of September 29, 2018). The 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of September 29, 2018, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting policies and estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018. As of September 29, 2018, there were no significant changes to any of our critical accounting policies and estimates, with the exception of the adoption of ASU 2014-09, Revenue from Contracts with Customers, as discussed in Note 1 of our unaudited consolidated financial statements.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018, other than those shown in the table below, as a result of the Fifth Amendment to our Senior Secured Term Loan Facility executed in the second quarter of fiscal 2018. The table below has been updated to reflect our contractual obligations as of September 29, 2018 related to the Fifth Amendment.

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$272,500	$6,813	$20,439	$245,248	$—
Revolving loans	26,128	1,128	25,000	—	—
Unrecorded contractual obligations
Estimated interest (1)	93,877	20,448	56,652	16,777	—
Total	$392,505	$28,389	$102,091	$262,025	$—

(1)

For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of September 29, 2018, and estimated borrowing levels in the future.  Actual borrowing levels and interest costs may differ.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of September 29, 2018 has not materially changed since March 31, 2018. Our market risk profile as of March 31, 2018 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 31, 2018. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2018.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14
10.1	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/18
10.2

Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto

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

The Container Store Group, Inc.

(Registrant)

Date: November 1, 2018	\s\ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: November 1, 2018	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)