Form 10-Q
period 2018-12-29
Container Store Group, Inc.
filed 2019-02-06
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 48,912,177 shares of its common stock outstanding as of February 1, 2019.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	December 29,	March 31,	December 30,
(In thousands)	2018	2018	2017
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$20,969	$8,399	$22,653
Accounts receivable, net	29,549	25,528	29,548
Inventory	116,006	97,362	110,391
Prepaid expenses	8,877	11,281	11,668
Income taxes receivable	640	15	1,450
Other current assets	10,404	11,609	10,338
Total current assets	186,445	154,194	186,048
Noncurrent assets:
Property and equipment, net	151,860	158,389	160,836
Goodwill	202,815	202,815	202,815
Trade names	226,996	229,401	230,379
Deferred financing costs, net	259	312	329
Noncurrent deferred tax assets, net	1,898	2,404	2,308
Other assets	1,749	1,854	1,684
Total noncurrent assets	585,577	595,175	598,351
Total assets	$772,022	$749,369	$784,399

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 29,	March 31,	December 30,
(In thousands, except share and per share amounts)	2018	2018	2017
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$59,571	$43,692	$53,757
Accrued liabilities	67,708	70,494	73,539
Current portion of long-term debt	7,018	7,771	9,465
Income taxes payable	1,589	4,580	1,690
Other current liabilities	67	—	—
Total current liabilities	135,953	126,537	138,451
Noncurrent liabilities:
Long-term debt	297,895	277,394	304,638
Noncurrent deferred tax liabilities, net	50,397	54,839	56,706
Deferred rent and other long-term liabilities	36,339	41,892	32,941
Total noncurrent liabilities	384,631	374,125	394,285
Total liabilities	520,584	500,662	532,736
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,142,319 shares issued at December 29, 2018; 48,072,187 shares issued at March 31, 2018; 48,072,187 shares issued at December 30, 2017	481	481	481
Additional paid-in capital	863,119	861,263	860,827
Accumulated other comprehensive loss	(22,646)	(17,316)	(14,323)
Retained deficit	(589,516)	(595,721)	(595,322)
Total shareholders’ equity	251,438	248,707	251,663
Total liabilities and shareholders’ equity	$772,022	$749,369	$784,399

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
(In thousands, except share and per share amounts) (unaudited)	2018	2017	2018	2017
Net sales	$221,637	$222,986	$641,913	$624,464
Cost of sales (excluding depreciation and amortization)	91,580	92,425	266,510	263,919
Gross profit	130,057	130,561	375,403	360,545
Selling, general, and administrative expenses (excluding depreciation and amortization)	108,688	103,894	320,949	306,866
Stock-based compensation	632	585	1,987	1,589
Pre-opening costs	691	1,872	1,918	4,676
Depreciation and amortization	8,887	9,477	27,352	28,524
Other expenses	80	751	297	4,908
(Gain) loss on disposal of assets	(324)	83	(284)	236
Income from operations	11,403	13,899	23,184	13,746
Interest expense, net	6,008	7,300	21,293	17,398
Loss on extinguishment of debt	—	—	2,082	2,369
Income (loss) before taxes	5,395	6,599	(191)	(6,021)
Benefit for income taxes	(3,926)	(21,780)	(5,989)	(25,848)
Net income	$9,321	$28,379	$5,798	$19,827

Net income per common share — basic and diluted	$0.19	$0.59	$0.12	$0.41

Weighted-average common shares — basic	48,139,582	48,067,754	48,139,132	48,057,974
Weighted-average common shares — diluted	48,381,455	48,167,882	48,407,337	48,128,682

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
(In thousands) (unaudited)	2018	2017	2018	2017
Net income	$9,321	$28,379	$5,798	$19,827
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $216, ($595), ($196) and $951	660	(713)	(687)	1,687
Pension liability adjustment	(3)	5	132	(175)
Foreign currency translation adjustment	(136)	480	(4,775)	6,808
Comprehensive income	$9,842	$28,151	$468	$28,147

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 29,	December 30,
(In thousands) (unaudited)	2018	2017
Operating activities
Net income	$5,798	$19,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,352	28,524
Stock-based compensation	1,987	1,589
(Gain) loss on disposal of assets	(284)	236
Loss on extinguishment of debt	2,082	2,369
Deferred tax benefit	(3,959)	(27,255)
Non-cash interest	1,886	1,905
Other	(35)	326
Changes in operating assets and liabilities:
Accounts receivable	(4,655)	(727)
Inventory	(22,013)	(2,665)
Prepaid expenses and other assets	4,853	233
Accounts payable and accrued liabilities	13,475	19,627
Income taxes	(3,564)	(2,461)
Other noncurrent liabilities	(5,100)	(2,136)
Net cash provided by operating activities	17,823	39,392

Investing activities
Additions to property and equipment	(21,328)	(20,101)
Proceeds from sale of property and equipment	915	19
Net cash used in investing activities	(20,413)	(20,082)

Financing activities
Borrowings on revolving lines of credit	40,256	47,054
Payments on revolving lines of credit	(40,256)	(47,054)
Borrowings on long-term debt	326,500	335,000
Payments on long-term debt and capital leases	(308,251)	(331,885)
Payment of debt issuance costs	(2,384)	(11,246)
Payment of taxes with shares withheld upon restricted stock vesting	(128)	(39)
Net cash provided by (used in) financing activities	15,737	(8,170)

Effect of exchange rate changes on cash	(577)	777

Net increase in cash	12,570	11,917
Cash at beginning of fiscal period	8,399	10,736
Cash at end of fiscal period	$20,969	$22,653

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$2,619	$894
Capital lease obligation incurred	$169	$178

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

December 29, 2018

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains a controlling interest in the Company.  As of December 29, 2018, The Container Store, Inc. (“TCS”) operates 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, including business-to-business customers, through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended December 29, 2018 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

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

We recognize revenues and the related cost of goods sold for our TCS segment when merchandise is received by our customers. We recognize revenues and the related cost of goods sold for our Elfa segment upon shipment. We recognize shipping and handling fees as revenue when the merchandise is delivered to the customer. Costs of shipping and handling are included in cost of goods sold. We recognize fees for installation and other services as revenue upon completion of the service to the customer. Costs of installation and other services are included in cost of goods sold. Sales tax collected is not recognized as revenue as it is ultimately remitted to governmental authorities. We reserve for projected merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. The reserve reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets. Note 2 provides the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of December 29, 2018, March 31, 2018, and December 30, 2017.

Below is a rollforward of contract liability balances from March 31, 2018 to December 29, 2018, which illustrates the amount of contract liability as of March 31, 2018 which was subsequently recognized into revenue in the thirty-nine weeks ended December 29, 2018:

	Contract liability	Revenue recognized	Contract liabilities	Contract liability
	balance at	from beginning	added during	balance at
	March 31, 2018 (1)	liability	period (2)	December 29, 2018

Unearned revenue	$11,080	$(10,735)	$10,596	$10,941
Gift cards and store credits outstanding	$8,470	$(2,623)	$3,715	$9,562

(1)	Gift cards and store credits outstanding balance is net of revenue recognition transition adjustment
(2)	Net of estimated breakage

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company currently intends to adopt this standard in the first quarter of fiscal 2019 and expects to elect certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company does not intend to elect the hindsight practical expedient.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. In fiscal 2018, the Company implemented a new lease system to assist with its compliance with ASU 2016-02 in fiscal 2019, and has a project team focused on identifying a complete population of leases, evaluating accounting policy elections, and establishing new processes and internal controls. The Company is still evaluating the impact of implementation of this standard on its financial statements, but expects that adoption will have a material impact to the Company’s total assets and liabilities given the Company has a significant number of operating leases not currently recognized on its balance sheet. However, this standard is not expected to have a material impact on the consolidated statement of operations or the consolidated statement of cash flows.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to improve and simplify hedge accounting and improve the disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets.  A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

2.  Detail of certain balance sheet accounts

	December 29,	March 31,	December 30,
	2018	2018	2017
Accounts receivable, net:
Trade receivables, net	$15,150	$15,968	$14,934
Credit card receivables	10,407	6,939	11,221
Tenant allowances	2,186	998	1,681
Other receivables	1,806	1,623	1,712
	$29,549	$25,528	$29,548
Inventory:
Finished goods	$110,769	$91,970	$104,714
Raw materials	4,762	4,840	5,139
Work in progress	475	552	538
	$116,006	$97,362	$110,391
Accrued liabilities:
Accrued payroll, benefits and bonuses	$21,406	$23,833	$25,847
Unearned revenue	10,941	11,080	10,197
Accrued transaction and property tax	9,767	12,846	12,621
Gift cards and store credits outstanding	9,562	8,891	9,984
Accrued lease liabilities	4,793	5,105	6,329
Accrued interest	1,844	292	156
Other accrued liabilities	9,395	8,447	8,405
	$67,708	$70,494	$73,539

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

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In the thirty-nine weeks ended December 29, 2018, the Company capitalized $2,384 of fees associated with the Fifth Amendment which will be amortized through September 14, 2023.

Long-term debt and revolving lines of credit consist of the following:

	December 29,	March 31,	December 30,
	2018	2018	2017
Senior secured term loan facility	$270,797	$294,375	$296,250
2014 Elfa term loan facility	—	—	2,569
2014 Elfa revolving credit facility	—	—	—
Obligations under capital leases	474	662	865
Other loans	—	16	49
Revolving credit facility	42,000	—	25,000
Total debt	313,271	295,053	324,733
Less current portion	(7,018)	(7,771)	(9,465)
Less deferred financing costs (1)	(8,358)	(9,888)	(10,630)
Total long-term debt	$297,895	$277,394	$304,638

(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Numerator:
Net income	$9,321	$28,379	$5,798	$19,827
Denominator:
Weighted-average common shares — basic	48,139,582	48,067,754	48,139,132	48,057,974
Options and other dilutive securities	241,873	100,128	268,205	70,708
Weighted-average common shares — diluted	48,381,455	48,167,882	48,407,337	48,128,682

Net income per common share — basic and diluted	$0.19	$0.59	$0.12	$0.41
Antidilutive securities not included:
Stock options outstanding	2,408,068	3,157,843	2,450,246	3,016,359
Nonvested restricted stock awards	148,310	42,541	29,251	40,643

5.  Income taxes

The benefit for income taxes in the thirteen weeks ended December 29, 2018 was $3,926 as compared to a benefit of $21,780 in the thirteen weeks ended December 30, 2017. The effective tax rate for the thirteen weeks ended December 29, 2018 was -72.8%, as compared to -330.1% in the thirteen weeks ended December 30, 2017. During the thirteen weeks ended December 29, 2018, the effective tax rate fell below the U.S statutory rate primarily due to the finalization of the one-time transition tax on foreign earnings related to the Tax Cuts and Jobs Act (the “Tax Act”)

enacted in fiscal 2017. During the thirteen weeks ended December 30, 2017, the effective tax rate fell below the blended U.S. statutory rate of 31.5% primarily due to the estimated impact of the Tax Act, which was primarily driven by the remeasurement of deferred tax balances.

The Company’s effective income tax rate for the thirty-nine weeks ended December 29, 2018 was 3135.6% compared to 429.3% for the thirty-nine weeks ended December 30, 2017. During the thirty-nine weeks ended December 29, 2018, the effective tax rate rose above the U.S. statutory rate due to the finalization of the one-time transition tax on foreign earnings and other Tax Act items, and recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate, combined with a year-to-date pre-tax loss. During the thirty-nine weeks ended December 30, 2017, the effective tax rate rose above the blended U.S. statutory rate of 31.5% primarily due to the estimated impact of the Tax Act, which was primarily driven by the remeasurement of deferred tax balances.

Tax Cuts and Jobs Act

Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018 and the Company completed the accounting under ASC Topic 740, Income Taxes (“ASC 740”) in the third quarter of fiscal 2018.

In the fourth quarter of fiscal 2017, the Company recorded a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company recorded a benefit of $5,903 in the third quarter of fiscal 2018, which is included as a component of income tax benefit in the consolidated statement of operations, related to the one-time transition tax on foreign earnings. The final calculated one-time transition tax on foreign earnings is $2,618 which is net of foreign tax credit utilization of $833.  Additionally, the Company has $1,331 of foreign tax credits which it does not expect to utilize to offset future foreign taxable income.  As such, the Company has recorded a full valuation allowance related to these credits, the effect of which is included within the net transition tax liability. As of December 29, 2018, the Company has a remaining transition tax liability of $1,819, which will be paid in installments over the next seven years as elected.

As of December 30, 2017, the Company remeasured deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%, by recording a provisional benefit of $24,210. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company adjusted its provisional amount by $224 of tax expense in the thirty-nine weeks ended December 29, 2018, which is included as a component of income tax benefit in the consolidated statement of operations.  The final net impact related to the remeasurement of deferred tax assets and liabilities pursuant to the Tax Act is a benefit of $23,986.

The Tax Act creates a new requirement that certain global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations (“CFC”) must be included currently in the taxable income of the CFC’s U.S. shareholder.  The Company became subject to the GILTI provisions beginning in fiscal 2018.  The Company has elected an accounting policy to recognize GILTI as a period cost when incurred.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,826 as of December 29, 2018.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended December 29, 2018:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

Other comprehensive (loss) income before reclassifications, net of tax	(1,408)	132	(4,775)	(6,051)
Amounts reclassified to earnings, net of tax	721	—	—	721
Net current period other comprehensive (loss) income	(687)	132	(4,775)	(5,330)

Balance at December 29, 2018	$(789)	$(1,661)	$(20,196)	$(22,646)

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

During the thirty-nine weeks ended December 29, 2018 and December 30, 2017, the TCS segment used forward contracts for 97% and 100% of inventory purchases in Swedish krona, respectively. During the thirty-nine weeks ended December 29, 2018 and December 30, 2017, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $0 and $1,648, which represented 0% and 27% of the Elfa segment’s U.S. dollar purchases, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended December 29, 2018 and December 30, 2017. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations; however, during the thirty-nine weeks ended December 29, 2018, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $789 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at December 29, 2018, of which $740 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of December 29, 2018. The Company expects the unrealized loss of $740, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of December 29, 2018, March 31, 2018 and December 30, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan and foreign currency forward contracts. The nonqualified retirement plan consists of investments purchased by employee contributions to retirement savings accounts. The Company’s foreign currency hedging instruments consist of over-the-counter (OTC) contracts, which are not traded on a public exchange. See Note 8 for further information on the Company’s hedging activities.

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

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			December 29,	March 31,	December 30,
Description		Balance Sheet Location	2018	2018	2017
Assets
Nonqualified retirement plan (1)	N/A	Other current assets	$5,156	$5,848	$5,782
Foreign currency forward contracts	Level 2	Other current assets	35	—	—
Total assets			$5,191	$5,848	$5,782

(1)

The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy.

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of December 29, 2018, March 31, 2018 and December 30, 2017, the estimated fair value of the Company’s long-term debt, including current maturities, was $292,961, $295,605, and $313,068, respectively.

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

Thirteen weeks ended December 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$204,899	$16,738	$—	$221,637
Intersegment sales	—	22,369	(22,369)	—
Adjusted EBITDA	19,014	4,994	(2,192)	21,816
Interest expense, net	5,957	51	—	6,008
Assets (1)	671,865	105,491	(5,334)	772,022

Thirteen weeks ended December 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$203,881	$19,105	$—	$222,986
Intersegment sales	—	23,495	(23,495)	—
Adjusted EBITDA	22,550	6,374	(3,363)	25,561
Interest expense, net	7,232	68	—	7,300
Assets (1)	673,489	116,779	(5,869)	784,399

Thirty-nine weeks ended December 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$593,896	$48,017	$—	$641,913
Intersegment sales	—	47,414	(47,414)	—
Adjusted EBITDA	50,345	10,432	(2,223)	58,554
Interest expense, net	21,097	196	—	21,293
Assets (1)	671,865	105,491	(5,334)	772,022

Thirty-nine weeks ended December 30, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$573,261	$51,203	$—	$624,464
Intersegment sales	—	46,036	(46,036)	—
Adjusted EBITDA	51,760	10,965	(4,218)	58,507
Interest expense, net	17,189	209	—	17,398
Assets (1)	673,489	116,779	(5,869)	784,399

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income (loss) before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Income (loss) before taxes	$5,395	$6,599	$(191)	$(6,021)
Add:
Depreciation and amortization	8,887	9,477	27,352	28,524
Interest expense, net	6,008	7,300	21,293	17,398
Pre-opening costs (a)	691	1,872	1,918	4,676
Non-cash rent (b)	101	(714)	(1,117)	(1,451)
Stock-based compensation (c)	632	585	1,987	1,589
Loss on extinguishment of debt (d)	—	—	2,082	2,369
Foreign exchange losses (gains) (e)	22	(360)	69	(306)
Optimization Plan implementation charges (f)	—	422	4,864	10,742
Elfa manufacturing facility closure (g)	—	335	—	852
Other adjustments (h)	80	45	297	135
Adjusted EBITDA	$21,816	$25,561	$58,554	$58,507

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

(f)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A expenses in the first quarter of fiscal 2018 and in fiscal 2017, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

11.  Subsequent Event

On January 24, 2019, as part of its ongoing long-term succession planning, the Company announced that Melissa Reiff, Chief Executive Officer, will succeed William A. “Kip” Tindell, III as Chairman of the Board effective as of the conclusion of the Company’s 2019 Annual Meeting of Shareholders (the “2019 Annual Meeting”).

The Company also announced that Sharon Tindell, President and Chief Merchandising Officer, will retire from her role as President and Chief Merchandising Officer at the conclusion of the 2019 Annual Meeting. At that time, John Gehre, who joined The Container Store in June 2018 as Executive Vice President of Merchandising and Planning, will succeed Ms. Tindell as the Company’s Chief Merchandising Officer, and Melissa Reiff will add President to her title. In addition, the Company announced that Jodi Taylor will continue to serve as the Company’s Chief Financial Officer, Chief Administrative Officer and Secretary until a mutually agreed upon date after March 1, 2020 but before September 1, 2020, at which point she will no longer serve as the Company’s Chief Financial Officer and a successor Chief Financial Officer will be named, but Ms. Taylor will continue to serve as the Company’s Chief Administrative Officer and Secretary.

In connection with the management changes described above, the Company entered into amended and restated employment agreements on January 23, 2019 with Ms. Reiff, Ms. Tindell, and Ms. Taylor.

Each of the employment agreements continue to provide for annual grants of equity awards subject to the Company's 2013 Incentive Award Plan and award agreements thereunder.

Each employment agreement was modified to provide that (i) upon a termination of employment by the Company without Cause (as defined in the applicable employment agreement), by the executive for Good Reason (as defined in the applicable employment agreement), or due to death or Disability (as defined in the applicable employment agreement), all equity awards subject to solely service-based vesting (rather than only stock options and performance-based restricted shares for which the performance period has ended) will vest (intended to reflect changes in the types of equity awards that have been granted by the Company recently), (ii) in the event of a termination of employment by the Company without Cause or by the executive for Good Reason within the two years following the date of a Change in Control (as defined in the applicable employment agreement), all restricted share awards subject to performance-based vesting with ongoing performance periods will fully vest in the amount that would have otherwise vested if the performance targets underlying such equity awards had been achieved at maximum levels, and (iii) upon a termination of employment due to expiration of the term, each executive will receive (a) in the case of Ms. Reiff and Ms. Taylor, severance that is substantially similar to that which such executive would receive in the event of a termination of employment by the Company without Cause or by the executive for Good Reason outside the Change in Control Context, with the exception that the severance multiple of annual base salary and annual bonus will be one rather than two, and (b) in the case of Ms. Tindell, accelerated vesting of the portion of Ms. Tindell’s outstanding performance-based restricted share award granted on July 1, 2016 that is scheduled to time-vest on April 1, 2020 (in the amount determined based on actual performance).

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2018 ends on March 30, 2019 and fiscal 2017 ended on March 31, 2018. The third quarter of fiscal 2018 ended on December 29, 2018 and the third quarter of fiscal 2017 ended on December 30, 2017, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•   The Container Store (“TCS”), which consists of our retail stores, website and call center, as well as our installation and organizational services business. As of December 29, 2018, we operated 92 stores with an average size of approximately 25,000 square feet 19,000 selling square feet) in 33 states and the District of Columbia. We allow our customers to shop with us in a variety of ways—anywhere, anytime, any way they want through a multi-channel shopping experience. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Net sales	$221,637	$222,986	$641,913	$624,464
Cost of sales (excluding depreciation and amortization)	91,580	92,425	266,510	263,919
Gross profit	130,057	130,561	375,403	360,545
Selling, general, and administrative expenses (excluding depreciation and amortization)	108,688	103,894	320,949	306,866
Stock-based compensation	632	585	1,987	1,589
Pre-opening costs	691	1,872	1,918	4,676
Depreciation and amortization	8,887	9,477	27,352	28,524
Other expenses	80	751	297	4,908
(Gain) loss on disposal of assets	(324)	83	(284)	236
Income from operations	11,403	13,899	23,184	13,746
Interest expense, net	6,008	7,300	21,293	17,398
Loss on extinguishment of debt	—	—	2,082	2,369
Income (loss) before taxes	5,395	6,599	(191)	(6,021)
Benefit for income taxes	(3,926)	(21,780)	(5,989)	(25,848)
Net income	$9,321	$28,379	$5,798	$19,827

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017

Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.3%	41.4%	41.5%	42.3%
Gross profit	58.7%	58.6%	58.5%	57.7%
Selling, general, and administrative expenses (excluding depreciation and amortization)	49.0%	46.6%	50.0%	49.1%
Stock‑based compensation	0.3%	0.3%	0.3%	0.3%
Pre‑opening costs	0.3%	0.8%	0.3%	0.7%
Depreciation and amortization	4.0%	4.3%	4.3%	4.6%
Other expenses	0.0%	0.3%	0.0%	0.8%
(Gain) loss on disposal of assets	(0.1)%	0.0%	(0.0)%	0.0%
Income from operations	5.1%	6.2%	3.6%	2.2%
Interest expense, net	2.7%	3.3%	3.3%	2.8%
Loss on extinguishment of debt	—%	—%	0.3%	0.4%
Income (loss) before taxes	2.4%	3.0%	(0.0)%	(1.0)%
Benefit for income taxes	(1.8)%	(9.8)%	(0.9)%	(4.1)%
Net income	4.2%	12.7%	0.9%	3.2%
Operating data:
Comparable store sales growth for the period (1)	(0.8)%	(0.2)%	1.5%	0.2%
Number of stores open at end of period	92	90	92	90
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$21,816	$25,561	$58,554	$58,507
Adjusted net income (4)	$3,543	$5,083	$4,279	$5,153
Adjusted net income per common share — diluted (4)	$0.07	$0.11	$0.09	$0.11

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017

Net income	$9,321	$28,379	$5,798	$19,827
Depreciation and amortization	8,887	9,477	27,352	28,524
Interest expense, net	6,008	7,300	21,293	17,398
Income tax benefit	(3,926)	(21,780)	(5,989)	(25,848)
EBITDA	20,290	23,376	48,454	39,901
Pre-opening costs (a)	691	1,872	1,918	4,676
Non-cash rent (b)	101	(714)	(1,117)	(1,451)
Stock-based compensation (c)	632	585	1,987	1,589
Loss on extinguishment of debt (d)	—	—	2,082	2,369
Foreign exchange losses (gains) (e)	22	(360)	69	(306)
Optimization Plan implementation charges (f)	—	422	4,864	10,742
Elfa manufacturing facility closure (g)	—	335	—	852
Other adjustments (h)	80	45	297	135
Adjusted EBITDA	$21,816	$25,561	$58,554	$58,507

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

(d)

Loss recorded as a result of the amendment made to the Senior Secured Term Loan Facility in September 2018 and the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018 and in fiscal 2017, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in fiscal 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4)

Adjusted net income and adjusted net income per diluted share have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income before restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per diluted share as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per diluted share to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per diluted share because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income and net income per diluted share to the non-GAAP financial measures of adjusted net income and adjusted net income per diluted share is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017

Numerator:
Net income	$9,321	$28,379	$5,798	$19,827
Elfa manufacturing facility closure (a)	—	335	—	852
Gain on disposal of real estate (b)	(387)	—	(387)	—
Loss on extinguishment of debt (c)	—	—	2,082	2,369
Optimization Plan implementation charges (d)	—	422	4,864	10,742
Taxes (e)	(5,391)	(24,053)	(8,078)	(28,637)
Adjusted net income	$3,543	$5,083	$4,279	$5,153
Denominator:
Weighted-average common shares outstanding — diluted	48,381,455	48,167,882	48,407,337	48,128,682

Net income per common share — diluted	$0.19	$0.59	$0.12	$0.41
Adjusted net income per common share — diluted	$0.07	$0.11	$0.09	$0.11

(a)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.

(b)

Gain recorded as a result of the sale of a building in Lahti, Finland in fiscal 2018, recorded in (gain) loss on disposal of assets, which we do not consider in our evaluation of our ongoing operations.

(c)

Loss recorded as a result of the amendment made to the Senior Secured Term Loan Facility in September 2018 and the amendments made to the Senior Secured Term Loan Facility and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

(d)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses in the first quarter of fiscal 2018 and in fiscal 2017, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses in fiscal 2017, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses in fiscal 2017, which we do not consider in our evaluation of ongoing performance.

(e)

Tax impact of adjustments to net income, as well as the estimated impact of the Tax Cuts and Jobs Act recorded in fiscal 2017, the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, and the tax benefit recorded in the third quarter of fiscal 2018 as a result of the finalization of the impact of the Tax Cuts and Jobs Act, which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended December 29, 2018 Compared to Thirteen Weeks Ended December 30, 2017

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 29, 2018 and December 30, 2017:

	December 29, 2018	% total	December 30, 2017	% total
TCS net sales	$204,899	92.4%	$203,881	91.4%
Elfa third party net sales	16,738	7.6%	19,105	8.6%
Net sales	$221,637	100.0%	$222,986	100.0%

Net sales in the thirteen weeks ended December 29, 2018 decreased by $1,349, or 0.6%, compared to the thirteen weeks ended December 30, 2017. This decrease is comprised of the following components:

Net sales
Net sales for the thirteen weeks ended December 30, 2017	$222,986
Incremental net sales increase (decrease) due to:
Comparable stores (including a $1,711 or 9.9%, increase in online sales)	(1,685)
New stores	2,604
Elfa third party net sales (excluding impact of foreign currency translation)	(949)
Impact of foreign currency translation on Elfa third party net sales	(1,417)
Shipping and delivery	98
Net sales for the thirteen weeks ended December 29, 2018	$221,637

In the thirteen weeks ended December 29, 2018, comparable stores generated a decrease of $1,685, or 0.8%, in net sales.  Additionally, five new stores generated $2,604 of incremental net sales, three of which were opened during fiscal 2017 and two of which were opened in the first thirty-nine weeks of fiscal 2018. Elfa third party net sales decreased $2,366 in the thirteen weeks ended December 29, 2018. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended December 29, 2018 and thirteen weeks ended December 30, 2017, Elfa third party net sales decreased $949 primarily due to lower net sales in Nordic and Russian markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 29, 2018 decreased by $504, or 0.4%, compared to the thirteen weeks ended December 30, 2017. The decrease in gross profit was primarily the result of decreased consolidated net sales, partially offset by an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended December 29, 2018 and December 30, 2017 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 29, 2018	December 30, 2017
TCS gross margin	58.4%	58.1%
Elfa gross margin	32.4%	36.3%
Total gross margin	58.7%	58.6%

TCS gross margin increased 30 basis points primarily due to lower cost of goods associated with the Optimization Plan, partially offset by higher promotional activities and a negative impact from foreign currency. Elfa gross margin declined 390 basis points primarily due to higher direct materials costs attributable to a shift in product mix and a weaker Swedish krona during the quarter. In total, gross margin increased 10 basis points primarily due to the increase in TCS gross margin during the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) in the thirteen weeks ended December 29, 2018 increased by $4,794, or 4.6%, compared to the thirteen weeks ended December 30, 2017. As a percentage of consolidated net sales, SG&A increased by 240 basis points. The following table summarizes SG&A as a percentage of total net sales for the thirteen weeks ended December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
	% of Net sales	% of Net sales
TCS selling, general and administrative	45.4%	42.7%
Elfa selling, general and administrative	3.6%	3.9%
Total selling, general and administrative	49.0%	46.6%

TCS selling, general and administrative expenses increased by 270 basis points as a percentage of consolidated net sales. This was primarily due to the deleverage of occupancy and payroll costs associated with negative comparable store sales, as well as increased marketing expense in the third quarter of fiscal 2018 associated with a shift in the timing of recognition of campaign-related marketing costs from the fourth fiscal quarter to the third fiscal quarter due to accounting changes. Elfa selling, general and administrative expenses decreased by 30 basis points as a percentage of consolidated net sales, primarily due to a higher percentage of consolidated net sales attributable to the TCS segment in the thirteen weeks ended December 29, 2018 as compared to the thirteen weeks ended December 30, 2017.

Pre-opening costs

Pre-opening costs decreased by $1,181, or 63.1%, in the thirteen weeks ended December 29, 2018 to $691, as compared to $1,872 in the thirteen weeks ended December 30, 2017. We opened two relocation stores in the thirteen weeks ended December 29, 2018, and we opened three stores, including one relocation store, in the thirteen weeks ended December 30, 2017.

Other expenses

Other expenses of $80 were recorded in the thirteen weeks ended December 29, 2018, as compared to $751 in the thirteen weeks ended December 30, 2017. The $671 decrease in other expenses is primarily due to expenses incurred in the thirteen weeks ended December 30, 2017 in connection with the Optimization Plan, as well as the closure of the Elfa manufacturing facility in Lahti, Finland in December 2017.

Interest expense

Interest expense decreased by $1,292, or 17.7%, in the thirteen weeks ended December 29, 2018 to $6,008, as compared to $7,300 in the thirteen weeks ended December 30, 2017.  On September 14, 2018, we entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement dated as of April 6, 2012 (“Senior Secured Term Loan Facility”). The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans, which resulted in lower interest expense during the thirteen weeks ended December 29, 2018.  As a result of entering the Fifth Amendment, we expect to incur approximately $28,000 of total interest expense in fiscal 2018.

Taxes

The benefit for income taxes in the thirteen weeks ended December 29, 2018 was $3,926 as compared to the benefit for income taxes of $21,780 in the thirteen weeks ended December 30, 2017. The effective tax rate for the thirteen weeks ended December 29, 2018 was -72.8%, as compared to -330.1% in the thirteen weeks ended December 30, 2017. During the thirteen weeks ended December 29, 2018, the effective tax rate fell below the U.S statutory rate primarily due to the finalization of the one-time transition tax on foreign earnings related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in fiscal 2017. During the thirteen weeks ended December 30, 2017, the effective tax rate fell below the blended

U.S. statutory rate of 31.5% primarily due to the estimated impact of the Tax Act, which was primarily driven by the remeasurement of deferred tax balances.

Thirty-Nine Weeks Ended December 29, 2018 Compared to Thirty-Nine Weeks Ended December 30, 2017

Net sales

The following table summarizes our net sales for each of the thirty-nine weeks ended December 29, 2018 and December 30, 2017:

	December 29, 2018	% total	December 30, 2017	% total
TCS net sales	$593,896	92.5%	$573,261	91.8%
Elfa third party net sales	48,017	7.5%	51,203	8.2%
Net sales	$641,913	100.0%	$624,464	100.0%

Net sales in the thirty-nine weeks ended December 29, 2018 increased by $17,449, or 2.8%, compared to the thirty-nine weeks ended December 30, 2017. This increase is comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended December 30, 2017	$624,464
Incremental net sales increase (decrease) due to:
Comparable stores (including a $8,421, or 17.5%, increase in online sales)	8,683
New stores	11,733
Elfa third party net sales (excluding impact of foreign currency translation)	(526)
Impact of foreign currency translation on Elfa third party net sales	(2,660)
Shipping and delivery	219
Net sales for the thirty-nine weeks ended December 29, 2018	$641,913

In the thirty-nine weeks ended December 29, 2018, comparable stores generated an increase of $8,683, or 1.5%, in net sales.  Additionally, six new stores generated $11,733 of incremental net sales, four of which were opened during fiscal 2017 and two of which were opened in the first thirty-nine weeks of fiscal 2018. Elfa third party net sales decreased $3,186 in the thirty-nine weeks ended December 29, 2018. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 29, 2018 and thirty-nine weeks ended December 30, 2017, Elfa third party net sales decreased $526 primarily due to lower net sales in Russian markets.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 29, 2018 increased by $14,858, or 4.1%, compared to the thirty-nine weeks ended December 30, 2017. The increase in gross profit was primarily the result of increased consolidated net sales, combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended December 29, 2018 and December 30, 2017 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 29, 2018	December 30, 2017
TCS gross margin	58.0%	57.3%
Elfa gross margin	34.5%	37.6%
Total gross margin	58.5%	57.7%

TCS gross margin increased 70 basis points primarily due to lower cost of goods associated with the Optimization Plan, partially offset by higher promotional activities and increased costs associated with shipping services. Elfa gross margin declined 310 basis points primarily due to higher direct materials costs attributable to a shift in product mix and a weaker Swedish krona during the first thirty-nine weeks of fiscal 2018. In total, gross margin increased 80 basis points primarily due to the increase in TCS gross margin during the first thirty-nine weeks of fiscal 2018.

Selling, general and administrative expenses

SG&A in the thirty-nine weeks ended December 29, 2018 increased by $14,083, or 4.6%, compared to the thirty-nine weeks ended December 30, 2017. As a percentage of consolidated net sales, SG&A increased by 90 basis points. The following table summarizes SG&A as a percentage of total net sales for the thirty-nine weeks ended December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
	% of Net sales	% of Net sales
TCS selling, general and administrative	46.4%	45.1%
Elfa selling, general and administrative	3.6%	4.0%
Total selling, general and administrative	50.0%	49.1%

TCS selling, general and administrative expenses increased by 130 basis points as a percentage of consolidated net sales. The increase was primarily attributable to deleverage of occupancy costs, higher payroll costs, and increased marketing expense associated with the branding campaign launch in the second quarter of fiscal of 2018. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs decreased by $2,758, or 59.0%, in the thirty-nine weeks ended December 29, 2018 to $1,918, as compared to $4,676 in the thirty-nine weeks ended December 30, 2017. We opened four stores, including two relocations, in the thirty-nine weeks ended December 29, 2018, and we opened five stores, including one relocation, in the thirty-nine weeks ended December 30, 2017.

Other expenses

Other expenses of $297 were recorded in the thirty-nine weeks ended December 29, 2018, as compared to $4,908 in the thirty-nine weeks ended December 30, 2017. The decrease is primarily due to severance costs incurred in the first thirty-nine weeks of fiscal 2017 to implement the Optimization Plan and related to the closure of an Elfa manufacturing facility in Lahti, Finland.

Interest expense and loss on extinguishment of debt

Interest expense increased by $3,895, or 22.4%, in the thirty-nine weeks ended December 29, 2018 to $21,293, as compared to $17,398 in the thirty-nine weeks ended December 30, 2017.  The increase is primarily due to the amendment of our Senior Secured Term Loan Facility in the second quarter of fiscal 2017, which increased the applicable interest rate margins prior to the subsequent amendment of our Senior Secured Term Loan Facility in September 2018.

Additionally, we recorded a loss on extinguishment of debt of $2,082 and $2,369 in the thirty-nine weeks ended December 29, 2018 and December 30, 2017, respectively, as a result of amendments to the Senior Secured Term Loan Facility in each fiscal period.

Taxes

The benefit for income taxes in the thirty-nine weeks ended December 29, 2018 was $5,989 as compared to a benefit of $25,848, in the thirty-nine weeks ended December 30, 2017. The effective tax rate for the thirty-nine weeks ended December 29, 2018 was 3135.6%, as compared to 429.3% in the thirty-nine weeks ended December 30, 2017. During the thirty-nine weeks ended December 29, 2018, the effective tax rate rose above the U.S. statutory rate due to the finalization of the one-time transition tax on foreign earnings and other Tax Act items, and recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate, combined with a year-to-date pre-tax loss. During the thirty-nine weeks ended December 30, 2017, the effective tax rate rose above the blended U.S. statutory rate of 31.5% primarily due to the estimated impact of the Tax Act, which was primarily driven by the remeasurement of deferred tax balances.

Liquidity and Capital Resources

We rely on cash flows from operations, our $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $15.8 million as of December 29, 2018) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “2014 Elfa Senior Secured Credit Facilities” below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our existing and future distribution centers, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms.

At December 29, 2018, we had $20,969 of cash, of which $8,661 was held by our foreign subsidiaries. In addition, we had $53,295 of additional availability under the Revolving Credit Facility and approximately $15,792 of additional availability under the 2014 Elfa Revolving Credit Facility as of December 29, 2018. There were $3,826 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Pursuant to the Tax Act, we are required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As of December 29, 2018, we have $$1,819 recorded as a liability on our consolidated balance sheet for the one-time transition tax, which is required to be paid in installments over the next 7 years. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States.  However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states. It is our intent to indefinitely reinvest these funds outside the United States.

Cash flow analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	December 29,	December 30,
	2018	2017
Net cash provided by operating activities	$17,823	$39,392
Net cash used in investing activities	(20,413)	(20,082)
Net cash provided by (used in) financing activities	15,737	(8,170)
Effect of exchange rate changes on cash	(577)	777
Net increase in cash	$12,570	$11,917
Free cash flow (Non-GAAP)(1)	$(3,505)	$19,291

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $17,823 for the thirty-nine weeks ended December 29, 2018. Non-cash items of $29,029 and net income of $5,798 were partially offset by a net change in operating assets and liabilities of $17,004. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory, partially offset by an increase in accounts payable and accrued liabilities during the thirty-nine weeks ended December 29, 2018.

Net cash provided by operating activities was $39,392 for the thirty-nine weeks ended December 30, 2017. Net income of $19,827 and non-cash items of $7,694 were combined with a net change in operating assets and liabilities of $11,871. The net change in operating assets and liabilities is primarily due to an increase in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventory and decreases in income taxes payable and other noncurrent liabilities, during the thirty-nine weeks ended December 30, 2017.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the thirty-nine weeks ended December 29, 2018 were $21,328 with new store openings, relocations and existing store remodels accounting for less than half of spending at $8,703. We opened four stores, including two relocations, during the thirty-nine weeks ended December 29, 2018. We incurred $5,674 of capital expenditures for distribution centers, the majority of which is related to the new distribution center in Aberdeen, Maryland, which is expected to be operating in late fiscal 2019. The remaining capital expenditures of $6,951 were primarily for investments in information technology and new product rollouts. We recorded proceeds from the sale of property, plant and equipment of $915, the majority of which is related to a sale of a building in Lahti, Finland in the third quarter of fiscal 2018.

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

Net cash provided by financing activities was $15,737 for the thirty-nine weeks ended December 29, 2018. This included net proceeds of $42,000 from borrowings under the Revolving Credit Facility, partially offset by net payments of $23,751 for repayment of long-term indebtedness, debt issuance costs of $2,384, and $128 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

Net cash used in financing activities was $8,170 for the thirty-nine weeks ended December 30, 2017. This included $11,246 for payment of debt issuance costs, net payments of $21,885 for repayment of long-term indebtedness, and $39 for taxes paid with the withholding of shares upon vesting of restricted stock awards partially offset by net proceeds of $25,000 from borrowings under the Revolving Credit Facility.

As of December 29, 2018, TCS had a total of $53,295 of unused borrowing availability under the Revolving Credit Facility, and $42,000 of borrowings outstanding under the Revolving Credit Facility.

As of December 29, 2018, Elfa had a total of $15,792 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and zero borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Free cash flow (Non-GAAP)

We present free cash flow, which we define as net cash provided by operating activities in a period minus payments for property and equipment made in that period, because we believe it is a useful indicator of the Company's overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirty-Nine Weeks Ended
	December 29,	December 30,
	2018	2017
Net cash provided by operating activities	$17,823	$39,392
Less: Additions to property and equipment	(21,328)	(20,101)
Free cash flow	$(3,505)	$19,291

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

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  We drew down a net amount of approximately $10,000 on our revolving credit facility in connection with the closing of the Fifth Amendment. As of December 29, 2018, the aggregate principal amount of the Senior Secured Term Loan Facility was $270,797.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow requirement (as such term is defined in the Senior Secured Term Loan Facility). As of December 29, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 29, 2018, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of a SEK 60.0 million (approximately $6,768 as of December 29, 2018) term loan facility (the “2014 Elfa Term Loan Facility”) and a SEK 140.0 million (approximately $15,792 as of December 29, 2018) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019, or such shorter period as provided by the agreement. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $338 as of December 29, 2018). The 2014 Elfa Revolving Credit Facility bears interest at Nordea’s base rate + 1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of December 29, 2018, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018. As of December 29, 2018, there were no significant changes to any of our critical accounting policies and estimates, with the exception of the adoption of ASU 2014-09, Revenue from Contracts with Customers, as discussed in Note 1 of our unaudited consolidated financial statements.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 31, 2018, other than those shown in the table below, as a result of the Fifth Amendment to our Senior Secured Term Loan Facility executed in the second quarter of fiscal 2018, as well as the finalization of the one-time transition tax on foreign earnings in the third quarter of fiscal 2018. The table below has been updated to reflect our contractual obligations as of December 29, 2018 related to the Fifth Amendment and the one-time transition tax on foreign earnings.

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$270,797	$6,813	$13,626	$250,358	$—
Revolving loans	42,000	—	42,000	—	—
Other long-term obligations (1)	1,819	199	398	573	649
Unrecorded contractual obligations
Estimated interest (2)	93,215	21,282	40,184	31,749	—
Total	$407,831	$28,294	$96,208	$282,680	$649

(1)	One-time transition tax on foreign earnings that will be paid over 7 years.
(2)

For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 29, 2018, and estimated borrowing levels in the future.  Actual borrowing levels and interest costs may differ.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of December 29, 2018 has not materially changed since March 31, 2018. Our market risk profile as of March 31, 2018 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 31, 2018. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2018.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated By-laws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14
10.1	Fourth Amended and Restated Employment Agreement, dated January 23, 2019, between Melissa Reiff and The Container Store Group, Inc.	8-K	001-36161	10.1	1/24/19

10.2	Fourth Amended and Restated Employment Agreement, dated January 23, 2019, between Sharon Tindell and The Container Store Group, Inc.	8-K	001-36161	10.2	1/24/19

10.3	Amended and Restated Employment Agreement, dated January 23, 2019 between Jodi Taylor and The Container Store Group, Inc.	8-K	001-36161	10.3	1/24/19

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation	*

*     Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: February 6, 2019	\s\ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: February 6, 2019	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)