Form 10-K/A
period 2018-03-31
Container Store Group, Inc.
filed 2019-03-14
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001‑36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26‑0565401
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Freeport Parkway Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is: (972) 538‑6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐ NO ☑

As of September 29, 2017, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $71,629,934. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 25, 2018, the number of shares of common stock outstanding was 48,297,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K.

EXPLANATORY NOTE

The Container Store Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended March 31, 2018, which was originally filed with the Securities and Exchange Commission on May 31, 2018 (the “Form 10‑K”) to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10‑K. The Exhibits 31.1 and 31.2 filed with the Form 10‑K omitted from the Section 302 Certifications: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Company hereby amends the Form 10‑K by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10‑K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10‑K, and does not modify, amend or update any other item or disclosures in the Form 10‑K.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3.            Exhibits

The following exhibits are filed with this Amendment:

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d‑14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d‑14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc.
(Registrant)

Date: March 14, 2019	/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer, Chief Administrative Officer and Secretary (duly authorized officer and principal financial officer)