Form 10-Q/A
period 2018-06-30
Container Store Group, Inc.
filed 2019-03-14
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The Container Store Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2018, which was originally filed with the Securities and Exchange Commission on August 2, 2018 (the “Form 10-Q”) to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10-Q. The Exhibits 31.1 and 31.2 filed with the Form 10-Q omitted from the Section 302 Certifications: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Company hereby amends the Form 10-Q by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-Q, and does not modify, amend or update any other item or disclosures in the Form 10-Q.

PART II.              OTHER INFORMATION

ITEM 6.               EXHIBITS

The following exhibits are filed with this Amendment:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

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