Form 10-Q/A
period 2018-12-29
Container Store Group, Inc.
filed 2019-03-14
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q/A

Amendment No. 1

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The Container Store Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10‑Q for the period ended December 29, 2018, which was originally filed with the Securities and Exchange Commission on February 6, 2019 (the “Form 10‑Q”) to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10‑Q. The Exhibits 31.1 and 31.2 filed with the Form 10‑Q omitted from the Section 302 Certifications: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. The Company hereby amends the Form 10‑Q by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

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