Form 10-K
period 2019-03-30
Container Store Group, Inc.
filed 2019-05-30
CIK 1411688

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26‑0565401 (I.R.S. Employer Identification No.)
500 Freeport Parkway Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 538‑6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non‑accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐  NO ☑

As of September 28, 2018, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $192,079,384. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 24, 2019, the number of shares of common stock outstanding was 48,891,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K.

Cautionary note regarding forward‑looking statements

This Annual Report on Form 10‑K contains statements that constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements.

In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward‑looking statements in this Annual Report on Form 10-K include, but are not limited to, statements related to: anticipated financial performance, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and relocations, expectations regarding key growth initiatives, including the opening of a new distribution center, expectations regarding the impact of, and potential charges related to, marketing and expense savings programs, including without limitation our Optimization Plan, as defined herein, and our ability to attract new customers and increase brand loyalty. These forward‑looking statements are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

These forward‑looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including the important factors described in the “Item 1A. Risk Factors” section of this Annual Report on Form 10‑K. Because forward‑looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward‑looking statements as accurate predictions of future events. The events and circumstances reflected in our forward‑looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward‑looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained herein after the date of this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10‑K to the “Company,” “we,” “us,” and “our” refer to The Container Store Group, Inc. and, where appropriate, its subsidiaries.

The following discussion contains references to fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015, and fiscal 2014, which represent our fiscal years ending March 28, 2020, March 30, 2019, March 31, 2018, April 1, 2017, February 27, 2016, and February 28, 2015, respectively.

PART I

ITEM 1.  BUSINESS

General

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera™ and Laren™ closet lines. Our vision is to be a beloved brand and the first choice for customized organization solutions and services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. We service them with storage and organization solutions that help them accomplish projects, maximize their space, and make the most of their home. We believe an organized life is a happy life.

We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “TCS.” In fiscal 2018, we generated net sales of $895.1 million. Today our operations consist of two operating segments:

•

The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. We operate 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to show solutions to accomplish our customer’s projects, highlighting the value and functionality of our products, and to maximize the appeal of our image and brand. We maintain a relatively consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with orderly merchandising and strategic product solutions to optimize our selling space and increase productivity. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive substantially all of our products directly from our distribution center co‑located with our corporate headquarters and call center in Coppell, Texas and we are currently in the process of opening a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019.  In fiscal 2018, TCS had net sales of $829.6 million, which represented approximately 93% of our total net sales.

•

Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component‑based shelving and drawer systems and made‑to‑measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 47% of Elfa’s total sales in fiscal 2018. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2018, the Elfa segment had $65.5 million of third party net sales, which represented approximately 7% of our total consolidated net sales.

Our Key Differentiators

The Container Store Custom Closets:

Our growing focus on The Container Store Custom Closets, inclusive of elfa® Classic, elfa® Décor, Avera™ and Laren™ closet lines, full complementary space completion products, and installation and in-home services, provides a unique opportunity to drive comparable store sales through higher average ticket while differentiating the Company from other brick and mortar and online, items-based retailers. Our highly-trained and experienced sales force has been selling proprietary, custom-designed elfa® and other closet solutions for over 40 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom closet solution—not just our full line custom closets, but the full array of closet organization products that accompany those closets, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell The Container Store Custom Closets in-store, in-home, online, through our call center, as well as through our Contained Home® in-home organization service.

Our elfa® Classic and elfa® Décor closet lines as well as other elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our Company and our commitment to dominating the custom closet market, accounting for approximately 28% of our TCS retail sales. We expect our new Elfa-manufactured closet line, Avera™, to add to this differentiation and grow the percentage of our TCS retail sales coming from Elfa-produced products. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa® Classic, elfa® Décor, and Avera™, our best selling and highest margin products. We are the exclusive distributor of Elfa-

manufactured products in the United States. Approximately 20% of our fiscal 2018 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

Our Unique Product Collection—Accomplishing Projects in Every Area of the Home:

Our merchandising philosophy is to provide a carefully curated, one-of-a-kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer over 10,000 products designed to help our customers accomplish projects, maximize space and make the most of their homes. Each year, we introduce approximately 2,000 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fact, over half of our annual sales come from exclusive or proprietary products.

Currently, our stores are typically organized into 16 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
Avera™	Closet System (our exclusive and patent-pending system with a custom built-in look, touch open full extension drawers with soft close, and integrated lighting)

Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage

Closet	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags

Collections	Media Storage, Photo Storage, Display, Small Craft and Parts Organizers

elfa® Classic & elfa® Decor	Includes elfa® collection of Ventilated and Solid Shelving and Drawer components and systems, Wall and Door Rack Solutions, Accessories, Utility and Garage Systems, and Sliding Doors

Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes, Tape, Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers

Hooks	Wall Mounted, Self-adhesive, Magnetic, Overdoor, Removable

Kitchen	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers

Laren™	Closet System (our exclusive luxury solid closet system with doors, drawers, integrated lighting and accessories)

Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools

Long-Term Storage	Garment Racks, Archival Storage, Plastic Storage Totes, Corrugated Boxes, Packing Material, Storage Bags, Specialty Boxes

Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards

Lifestyle departments	Select products
Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs

Storage	Drawers, Boxes and Bins, Totes, Crates, Carts, Toy Storage

Trash	Recycle Bins, Wastebaskets, Open Cans, Step‑on Cans, Bags

Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships we foster a unique sense of loyalty among our more than 800 product vendors. In fact, 19 of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 30% of our total purchases in fiscal 2018. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

Our Shopping Experience:

We strive to create an Air of Excitement® in each of our stores across the country. You can experience the Air of Excitement® through our employees’ smiling faces and their genuine interest in a customer’s organizational projects and in the bright visual displays of products and solutions.

This is coupled with our highly personalized approach to customer service. Our employees are trained to ask questions to understand our customers’ needs. We believe that if we discover the underlying storage and organization challenges of our customers, we truly help them and make them happy. Service and selling are synonymous at The Container Store. We believe we can best serve our customers by astonishing them with personalized service and providing the solutions they most need to accomplish their organizational projects.

We are a multi‑channel retailer, with a fully‑integrated website, responsive mobile site, and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering virtually the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer’s experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick‑up in most markets, or request same‑day home delivery in select markets. The website, mobile site, and call center sales channels accounted for an aggregate of approximately 19% of TCS net sales in fiscal 2018.

Our Stores:

We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 92 stores extends to 33 states and the District of Columbia. We opened a total of four new stores (including two relocations) in fiscal 2018 and we expect to open two new stores (including one relocation) in fiscal 2019. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to continue to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2018, three of the four stores opened were designed as reduced‑sized footprint stores, located in Oklahoma City, Oklahoma, Cherry Creek, Denver and Tysons Corner, Virginia, and both of our anticipated new stores in fiscal 2019 are being designed as reduced‑sized footprint stores as well. Our typical new store opening includes a strategic marketing plan inclusive of public relations and comprehensive training for our store employees that includes product education, solution-selling education, operational education and company culture understanding – all of which we believe enables our new stores to deliver strong sales volume more quickly.

Our Employees and Culture

The Container Store has been helping its customers accomplish their projects and solve their organizational challenges for over 40 years, and since 1978, we have also been running our business guided by our values‑based set of principles. We are proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like‑minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, communities and shareholders—is just simply the right thing to do.

Consistent with our commitment to Conscious Capitalism, we believe that valued and happy employees result in better performance and higher profits. We believe in putting employees first and staying true to our seven Foundation Principles®—simple business philosophies that guide each decision we make. One of those Foundation Principles is 1 Great Person = 3 Good People® in terms of business productivity—that’s our hiring philosophy. In fact, in fiscal 2018, we hired only 6% of job applicants. Our employee‑first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. We provide extensive formal training to full‑time store employees, especially during their first year of employment. Our stores offer flexible work schedules, comprehensive benefits and above retail industry average compensation to both full‑time and part‑time employees. As a result, our full‑time employee voluntary turnover rate was approximately 17% on average over the past two years, significantly below the retail average. It is for these reasons that The Container Store was named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® every year from 2000 through 2018.

As of March 30, 2019, we had approximately 5,110 employees, of which approximately 4,600 were TCS employees and approximately 510 were Elfa employees. Of the approximately 4,600 TCS employees, approximately 2,900 were part‑time employees.

You can learn about our Foundation Principles and Conscious Capitalism on our blog, www.whatwestandfor.com. The information contained on our blog is not incorporated by reference into this Annual Report on Form 10‑K.

Distribution

In the TCS segment, substantially all of our merchandise flows through a centralized distribution center prior to transport to our retail stores. Our distribution center is co‑located with our corporate offices in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 93,000 square feet of corporate office space and approximately 1 million square feet of warehouse space.

Our Coppell, Texas distribution center is utilized for retail store replenishment and direct‑to‑customer orders. With the exception of the Dallas / Fort Worth market, we utilize third party truckload carriers to transport all of our products to our stores. We utilize best in class logistics technology to optimize operations and current processes for picking, packing and shipping while providing a strong foundation for future growth. We continue to strengthen our distribution center with ongoing process and material handling improvements, as well as automation, in order to achieve even greater efficiencies in service levels and the management of our inventory.

Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. After assessing our distribution and supply chain operations to ensure we are operating the most efficient and cost‑effective distribution network, we believe that opening a second distribution center will significantly improve service levels to our customers while at the same time reduce our supply chain and distribution costs. We are currently in the process of opening a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019. We also continue to invest in supply chain system enhancements for increased logistics network support.

Elfa utilizes a broad network of third‑party carriers to deliver products from its manufacturing facilities to customers worldwide.

Intellectual Property

Our “The Container Store®,” “Contain Yourself!®,” “Foundation Principles®,” “POP! Perfectly Organized Perks®,” “Laren™,” “Avera™,” “Contained Home®,” and “elfa®” trademarks and certain variations thereon, such as our “The Container Store” logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including “www.containerstore.com,” “www.whatwestandfor.com” and others that include our trademarks. We own several elfa® utility and design patents protecting Elfa’s closet and shelving systems, and a utility patent for TCS’ proprietary retail shopping computer systems, along with copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

Competition

We operate within the storage and organization category which extends across many retail segments including custom closets, housewares, office supplies and travel, among others. However, we are the only national retailer solely devoted to it. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet‑based retailers, but they devote a smaller portion of their overall merchandise assortment to storage and organization. One of our biggest differentiators is that we sell solutions, not items. Some of our competitors are larger and may have greater financial, marketing and other resources than The Container Store. However, we compete based on our customer service, product selection and quality, price, convenience, consumer marketing and promotional activities, ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. In addition, we believe that the strength of our solutions‑based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of our product assortment compare favorably to those of our competitors.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2018, 2017, and 2016. For more information regarding our use of adjusted net income, and a reconciliation of adjusted net income to the generally accepted accounting principles financial measure of net income, see “Item 6. Selected Financial and Operating Data.”

Regulation and Legislation

We are subject to labor and employment laws, laws governing truth‑in‑advertising, privacy laws, safety regulations and other laws, including tax and trade policies and consumer protection regulations, such as the Consumer Product Safety Improvement Act of 2008, that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws. Any legal or regulatory changes that impose additional restrictions or requirements on us or on our potential customers, such as the imposition of potential additional tariffs or retaliatory trade restrictions in connection with recently enacted U.S. tariffs, could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti‑bribery and anti‑kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non‑U.S. officials for the purpose of obtaining or retaining business. Our policies and our vendor compliance agreements mandate compliance with applicable law, including these laws and regulations.

Recent Events

On January 24, 2019, the Company announced that William A. (“Kip”) Tindell, III will retire from his role as Chairman of our Board of Directors, and Sharon Tindell will retire from her roles as our President and Chief Merchandising Officer at the conclusion of our 2019 Annual Meeting of Shareholders (the “Annual Meeting”) and will resign from her role on the Board of Directors on or prior to the conclusion of our Annual Meeting.

Melissa Reiff, our current Chief Executive Officer, will become our Chairperson of the Board of Directors, succeeding Mr. Tindell, and will also become our President, succeeding Ms. Tindell. In addition, John Gehre will succeed Ms. Tindell as our Chief Merchandising Officer. These changes will be effective at the conclusion of the Annual Meeting.

Where You Can Find More Information

We maintain a website at http://investor.containerstore.com and make available, free of charge, through this site our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and holders of more than 10% of our common stock, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also put on our website the charters for our Board of Directors’ Audit Committee, Culture and Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officers, our Corporate Governance Guidelines and other related materials. The information on our website is not part of this Annual Report on Form 10-K.

Our Investor Relations Department can be contacted at The Container Store Group, Inc., 500 Freeport Parkway, Coppell, TX 75019‑3863, Attention: Investor Relations; telephone: 972‑538‑6504; email: InvestorRelations@containerstore.com

ITEM 1A.  RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10‑K and our other public filings with the SEC.

Risks related to our business

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending generally and for discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well‑being and security. For example, a decrease in home purchases may lead to decreased consumer spending on home‑related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results. In particular, consumer purchases of discretionary items, such as our The Container Store Custom Closets, inclusive of elfa® Classic, elfa® Décor, Avera™ and Laren™ closet lines, tend to decline during recessionary periods when disposable income is lower.

Competition, including internet‑based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.

The retail industry is highly competitive, with few barriers to entry. Competition is characterized by many factors, including level of service, merchandise assortment, product quality, price, location, reputation, credit availability, and customer loyalty. A variety of retailers offer products that are similar to the products we offer in our stores and through our website. Competitive products can be found in mass merchants, as well as specialty retail chains. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from internet‑based retailers, in addition to traditional store‑based retailers. This could result in increased price competition since our customers can more readily search and compare similar products.

A security breach or cyber‑attack of our website or information technology systems could damage our reputation and our relationships with our customers or employees, expose us to litigation risk and adversely affect our business and the trading price of our common stock.

In conducting our business, including our e-commerce business, we obtain and transmit confidential information about our customers, including credit card information, through our website and our information technology systems, and we depend on the secure transmission of such information. We also receive and maintain confidential information about our employees in the normal course of business. A security breach or cyber-attack could result in the disclosure of confidential information which may adversely affect our business and operations, including damaging our reputation and our relationships with our customers and employees, and exposing us to risks of litigation and liability. We cannot assure that any breaches, attacks or unauthorized disclosures will not occur. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as a result of security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense. As a result, we currently incur significant costs in maintaining cybersecurity protections and may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information. Further, we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customers’ personally identifiable information. Any security breach or resulting lawsuit could cause our customers to lose confidence in the security of our information systems, and choose not to do business with us, thereby adversely affecting our business and the trading price of our common stock.

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

Finally, there can be no assurance that in the future we will be able to operate our business in accordance with the Payment Card Industry (“PCI”) Data Security Standards or other industry recommended practices. We intend to maintain compliance with PCI Data Security Standards and will incur additional expenses to maintain PCI compliance.

Even if we are compliant with such standards, we still may be vulnerable and unable to prevent security breaches involving customer transaction data.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.

We may provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward‑looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results have not always been and may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty or when there are periods of severe weather. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

Our comparable store sales have fluctuated significantly in the past based on a number of economic, seasonal, and competitive factors, and we expect them to continue to fluctuate in the future. This variability could cause our comparable store sales to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock. Our comparable store sales growth could vary for many reasons, including the impact of new stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing locations, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any prior year of above‑average sales results.

We are undertaking a number of significant business initiatives at the same time and if these initiatives are not successful, they may have a negative impact on our operating results.

We are undertaking several business initiatives and we may incur costs for these initiatives before we realize any corresponding revenue. The number of current business initiatives could strain our financial, operational and management resources. In addition, these initiatives may not be successful or may take longer than planned to be successful. If we are not successful in managing our current store growth and the initiatives that are underway, we could experience an adverse impact on our financial condition and results of operations. All of the foregoing risks may be compounded in any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts management’s attention or resources from other aspects of our business or costs more than anticipated, we may experience inadequate return on investment for some or all of our business initiatives, which would have a negative effect on our operating results.

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

As of March 30, 2019, we had total outstanding debt of $275.4 million and an additional $75.7 million of availability under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and the 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility”) (subsequently refinanced effective April 1, 2019). Our senior secured term loan facility with JPMorgan Chase bank, N.A. (the “Senior Secured Term Loan Facility”), which matures September 14, 2023, represented $257.4 million of the total outstanding debt.

We may incur additional indebtedness in the future. Our high degree of leverage could have important consequences to us, including:

•	exposing us to the risk of increased interest rates as our borrowings under our current debt facilities are at variable rates;
•	making it more difficult for us to make payments on our debt;
•	limiting our ability to pay future dividends;
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

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;
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

We sell merchandise over the Internet through our website, www.containerstore.com, and through mobile applications for smart phones and tablets. We are vulnerable to certain risks and uncertainties associated with our

e‑commerce websites, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulations, security breaches, and consumer privacy concerns. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online.

In addition, we must successfully respond to changing consumer preferences and buying trends relating to e‑commerce usage, including the use of new or improved technology, creative user interfaces and other e‑commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting customers. Our competitors, some of whom have greater resources than us, may also be able to benefit from changes in e‑commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e‑commerce business, as well as damage our reputation and brands.

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

We are currently in the process of opening a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019. We may not accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. We may also experience delays or increased costs in opening our new distribution center or integrating the center with our existing distribution operations. Disruption in our receiving and distribution system or increased costs as a result of opening a second distribution center could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We are subject to risks associated with our dependence on foreign imports for our merchandise.

During fiscal 2018, including purchases for Elfa, we purchased approximately 58% of our merchandise from vendors located outside the United States (including approximately 36% from vendors located in China) and approximately 42% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long‑term relationships with our foreign vendors, we have no long‑term contracts with them and transact business on an order by order basis.

Many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods that we may import into the United States. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of income tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. Recently, the current U.S. presidential administration has imposed new tariffs and proposed additional tariffs on many items sourced from China, including products and raw materials imported into the U.S., and the Chinese government has imposed new retaliatory tariffs on U.S. manufactured goods. These enacted tariffs, along with any potential additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect our customer sales by causing potential delays in product received from our vendors, cost of goods sold and results of operations. We may not be able to fully or substantially mitigate the impact of such tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port‑of‑entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured.

In addition, there is a risk that compliance lapses by our manufacturers could occur, which could lead to investigations by U.S. government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports/exports or otherwise negatively impact our business. In addition, there remains a risk that one or more of our foreign manufacturers will not adhere to applicable legal requirements or our global compliance standards such as fair labor standards, the prohibition on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements, including labor, manufacturing and safety laws, by any of our manufacturers, the failure of any of our manufacturers to adhere to our global compliance standards or the divergence of the labor practices followed by any of our manufacturers from those generally accepted in the United States, could disrupt our supply of products from our manufacturers or the shipment of products to us, result in potential liability to us and harm our reputation and brand, any of which could negatively affect our business and operating results.

We rely upon independent third‑party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third‑party transportation providers to deliver on a timely basis.

We rely upon independent third‑party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. Our reputation for providing a high level of customer service is dependent on such third‑party transportation providers to timely deliver our product shipments. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third‑party transportation providers, which in turn would increase our costs.

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

We are vulnerable to various risks and uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches, legal claims related to our website operations and e‑commerce fulfillment and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website sales and have a material adverse effect on our business or results of operations.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas. Our stores are leased from third parties and generally have an initial term of 10 to 15 years. Many of our lease agreements also have additional five‑year renewal options and certain leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional rental payments based on a percentage of sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

•	requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing our operating profitability;
•	increasing our vulnerability to general adverse economic and industry conditions; and
•	limiting our flexibility in planning for, or reacting to changes in, our business or the industry in which we compete.

Additional sites that we lease may be subject to long‑term non‑cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have an adverse effect on our results of operations.

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

New stores in new markets, where we are less familiar with the target customer and less well‑known, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. We also may not be able to advertise cost‑effectively in new or smaller markets in which we have less store density, which could slow sales growth at such stores.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise and be unable to effectively deliver it to our stores and online customers.

Our retail stores, corporate offices, distribution center, infrastructure projects and direct‑to‑customer operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We rely upon third-party web service providers to operate certain aspects of our business operations and any disruption of or interference with such operations would materially and adversely impact our business.

Third-party web service providers provide a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities, and other services provided by these third‑party providers. Any disruption of or interference with our use of third-party service providers could have a material adverse effect on our business, financial condition, and results of operations.

Our costs and financial results may change as a result of currency exchange rate fluctuations.

During fiscal 2018, approximately 80% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 20% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2018 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2018, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income (loss) by approximately $0.7 million.

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

Part of our growth strategy depends on opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers, or a tightening credit market, may adversely affect the number or quality of retail sites available to us. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy.

Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

We believe that the brand image we have developed has contributed significantly to the success of our business to date. We also believe that protecting The Container Store brand is integral to our business and to the implementation of our strategies for expanding our business. Our brand image may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day‑to‑day investments required for store operations, catalog mailings, online sales and employee training. Our brand image may be further diminished if new products fail to maintain or enhance our distinctive brand image. Furthermore, our reputation could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image or reputation, some of which may be beyond our ability to control, such as the effects of negative publicity regarding our vendors. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

Expansion increases the complexity of our business and we may not be able to effectively manage our growth, which may cause our brand image and financial performance to suffer.

Our expansion in new and existing markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our stores or maintain adequate warehousing and distribution capability at acceptable costs. New stores also may have lower than anticipated sales volumes relative to previously opened stores during their comparable years of operation, and sales volumes at new stores may not be sufficient to achieve store‑level profitability or profitability comparable to that of existing stores. To the extent that we are not able to meet these various challenges, our sales could decrease, our operating costs could increase and our operating profitability could be impacted.

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

We plan to continue our growth and expansion, including opening new stores, remodeling existing stores and upgrading our information technology systems and other infrastructure, including the opening of our second distribution center in Aberdeen, Maryland, as opportunities arise. Our plans to expand our store base may not be successful and the implementation of these other plans may not result in expected increases in our net sales even though they increase our costs. We will require significant capital to support our expanding business and execute on our growth strategy.

We primarily depend on cash flow from operations, the Revolving Credit Facility (as defined below), and the 2019 Elfa Revolving Credit Facility (as defined below), to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

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

We believe our vendor relationships are critical to our success. We do not have long‑term contracts with any of our vendors and we generally transact business on an order‑by‑order basis, operating without any contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

Although many of our products are sold by our vendors only to The Container Store, products related to the majority of our non‑elfa® sales are not sold to us on an exclusive basis. Of the non‑elfa® products that we purchase on an exclusive basis, none of these products are sold pursuant to agreements with exclusivity provisions. As a result, most of our vendors have no obligation to refrain from selling similar or identical products to our competitors, some of whom purchase products in significantly greater volume, or entering into exclusive arrangements with other retailers that could limit our access to their products. Our vendors could also initiate or expand sales of their products through their own stores or through the Internet to the retail market and therefore compete with us directly or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

We depend on key executive management.

We depend on the leadership and experience of our key executive management, including Melissa Reiff, Sharon Tindell, and Jodi Taylor. The loss of the services of any of our executive management members, whether in a planned transition or otherwise, could disrupt our business. As there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace departing personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key‑man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

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

None of our U.S.‑based employees is currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

As of March 30, 2019, approximately 62% of Elfa’s employees (approximately 6% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Because of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti‑bribery and anti‑kickback laws.

We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti‑bribery and anti‑kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non‑U.S. officials for the purpose of obtaining or retaining business. While our vendor compliance agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

Periodically, we are involved in litigation, claims and other proceedings relating to the conduct of our business, including but not limited to consumer protection class action litigation, claims related to our business, or employment practices and claims of intellectual property infringement. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, Employee Retirement Income Security Act of 1974, as amended, and disability claims. Any claims could also result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2018, we purchased merchandise from approximately 800 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

We lease all of our properties at the TCS segment and the group headquarters and sales offices at the Elfa segment, and each is classified as an operating lease. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right‑of‑use asset, whereas these leases currently have an off‑balance sheet classification. ASU 2016‑02 is effective for the Company in the first quarter of fiscal 2019. We estimate that the adoption of ASU 2016-02 will result in an increase in total assets and total liabilities in the range of approximately $345 million to $375 million. This standard is not expected to have a material impact on the consolidated statement of operations or the consolidated statement of cash flows.  See Note 1 – Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

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

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long‑lived assets, in accordance with FASB Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”), and ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

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

Recently enacted changes to U.S. tax laws may have a material impact on our business in the future.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act made numerous changes to federal corporate tax law, including a permanent reduction to the federal corporate income tax rate, changes in the deductibility of interest on corporate debt obligations, acceleration of depreciation for certain assets, and limitations on the deductibility of certain executive compensation arrangements, among others. There are aspects of the Tax Act that remain unclear as additional guidance from the U.S. tax authority is pending.  As further guidance is issued by the U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies, any resulting changes in our calculations will be treated in accordance with the relevant accounting guidance.

Changes to the taxation of undistributed foreign earnings could also affect our future intentions regarding reinvestment of such earnings. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness or executive compensation arrangements as a result of the Tax Act could have a material adverse effect on our results of operations, consolidated cash flows and liquidity.

Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2018, 2017, and 2016. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of copyright, patent, trademark, trade secret, trade dress and unfair competition laws, as well as confidentiality procedures, and assignment and licensing arrangements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Further, we cannot assure you that competitors or other third parties will not infringe upon our intellectual property rights, or that we will have adequate resources to enforce our intellectual property rights.

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

We face the risk of claims that we have infringed upon third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products or methods that allegedly infringe; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; (iv) divert management’s attention and resources; or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating results and harm our future prospects.

Risks related to our organization and ownership of our common stock

Our common stock price may be volatile or may decline.

The market price for our common stock has been and may be volatile in the future. As a retailer, our results are significantly affected by various factors which can significantly affect our stock price, many of which are outside of our control, including the following:

•	quarterly variations in our operating results compared to market expectations;
•	changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;
•	announcements of new products or significant price reductions by us or our competitors;
•	size of the public float;
•	stock price performance of our competitors;
•	default on our indebtedness;
•	actions by competitors or other shopping center tenants;
•	changes in senior management or key personnel;
•	changes in financial estimates by securities analysts;
•	negative earnings or other announcements by us or other retail home goods companies;
•	downgrades in our credit ratings or the credit ratings of our competitors;
•	weather conditions, particularly during the holiday season and our Annual elfa® Sale;
•	natural disasters or other similar events;
•	issuances or expected issuances of common stock; and

•	global economic, legal and regulatory factors unrelated to our performance.

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

We are controlled by investment funds managed by Leonard Green and Partners, L.P. (“LGP”), whose interests in our business may be different from yours.

LGP owns approximately 27.5 million shares, or 56.2%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, designate a majority of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

We are a “controlled company” within the meaning of the New York Stock Exchange listing requirements and as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. You do not have the same protection afforded to shareholders of companies that are subject to such corporate governance requirements.

Because of the aggregate voting power over our Company held by certain affiliates of LGP, we are considered a “controlled company” for the purposes of the New York Stock Exchange listing requirements. As such, we are exempt from the corporate governance requirements that our Board of Directors, our culture and compensation committee and our nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act. Certain existing holders of a majority of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In 2018, we filed a registration statement on Form S-3 under which certain of our shareholders may sell, from time to time, up to 32,492,421 shares of our common stock that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

In the future, we may also issue our securities if we need to raise capital in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then‑outstanding shares of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the rules of the SEC implementing Section 404 of the Sarbanes‑Oxley Act of 2002 (“Section 404”) and our management is therefore required to provide an annual report on the effectiveness of our internal control over financial reporting for that purpose. Because we are no longer an emerging growth company, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As such, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Additionally, the obligors under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2019 Elfa Senior Secured Credit Facilities are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future.

We incur costs as a public company and our management is required to devote substantial time to compliance matters.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs resulting from public company reporting obligations under the Exchange Act and rules and regulations regarding corporate governance practices, including those under the Sarbanes‑Oxley Act, the Dodd‑Frank Act, and the listing requirements of the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these reporting requirements, rules and regulations, and such requirements, rules and regulations increase our legal and financial compliance costs and make certain activities more time‑consuming and costly. In addition, these laws, rules and regulations also make it more difficult and more expensive for us to obtain certain types of insurance, including director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, the committees of our Board of Directors or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our anti‑takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our shareholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our shareholders. These include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
•	a provision for a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•	the removal of directors only for cause;
•	no provision for the use of cumulative voting for the election of directors;
•	limiting the ability of shareholders to call special meetings;
•	requiring all shareholders’ actions to be taken at a meeting of our shareholders (i.e. no provision for shareholder action by written consent); and
•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease all of our 92 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. Further, certain leases also include a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of March 30, 2019 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Massachusetts	3	Oregon	1
Arkansas	1	Michigan	2	Pennsylvania	2
California	13	Minnesota	1	Rhode Island	1
Colorado	3	Missouri	1	Tennessee	1
Delaware	1	Nebraska	1	Texas	13
Florida	6	Nevada	1	Utah	1
Georgia	3	New Jersey	4	Virginia	3
Illinois	5	New Mexico	1	Washington	2
Iowa	1	New York	6	Wisconsin	1
Indiana	1	North Carolina	2	District of Columbia	1
Kansas	1	Ohio	3
Maryland	1	Oklahoma	1	Total	92

We also lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options. We also lease approximately 600,000 square feet of space in Aberdeen, Maryland for our second distribution center expected to be fully operational in late fiscal 2019 for our TCS segment.  The term for this lease expires in November 2029.

Elfa leases its approximately 13,000 square foot group headquarters in Malmö, Sweden. In addition, Elfa owns three manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), and Koszalin, Poland (approximately 90,000 square feet).  The Elfa manufacturing facility in Lahti, Finland (approximately 60,000 square feet) was closed in fiscal 2017 and sold in fiscal 2018.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

Information about our Executive Officers

Name	Age	Position(s)
Executive Officers:
Melissa Reiff	64	Chief Executive Officer and Director
Sharon Tindell	63	President, Chief Merchandising Officer and Director
Jodi Taylor	56	Chief Financial Officer, Chief Administrative Officer and Secretary
William A. (“Kip”) Tindell, III	66	Chairman of the Board of Directors
Melissa Collins	52	Executive Vice President and Chief Marketing Officer
John Gehre	49	Executive Vice President of Merchandising and Planning

Melissa Reiff has served as our Chief Executive Officer since July 2016. Ms. Reiff has been appointed to succeed William A. (“Kip”) Tindell, III as our Chairperson of the Board and Sharon Tindell as our President, effective as of the conclusion of the Annual Meeting. Previously, Ms. Reiff served as our President and Chief Operating Officer from March 2013 to July 2016, and as our President since 2006. She has also served on our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since February 2006). Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing, and assumed the role of Executive Vice President of Stores and Marketing in 2003. She is a member of the International Women’s Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. Ms. Reiff has served on the Board of Directors of Etsy since April 2015, where she is also a member of the Compensation Committee. She also serves on Southern Methodist University’s Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Ms. Reiff was honored with the 2012‑2013 SMU Cox School of Business Distinguished Alumna award. Ms. Reiff was selected to our Board of Directors because she possesses particular knowledge and experience in retail, marketing, merchandising, operations, communication  and leadership.

Sharon Tindell has served as our President and Chief Merchandising Officer since July 2016, Chief Merchandising Officer since 2006 and has served on our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since April 1988). In 1980, she joined us full-time, working on the sales floor, managing inventory and participating in other tasks that put her in direct touch with the store’s innovative product mix and customers’ storage and organization challenges and became our first buyer in 1981. In her current role, Ms. Tindell leads our merchandising vision, as well as our focus on custom closet solutions, development of exclusive and proprietary products, store format and design, and the visual impact of the customer’s shopping experience. She also oversees supply chain and logistics, as well as the Company’s Elfa International AB subsidiary serving as its Board Chair. In 2006, Ms. Tindell was inducted into the Retailing Hall of Fame, the first woman selected for this honor. Ms. Tindell also serves on the board of directors of the Perot Museum of Nature and Science. Ms. Tindell was selected to our Board of Directors because she possesses particular knowledge and experience in retail and merchandising as well as an understanding of our business and our customer. Sharon Tindell is married to William A. ("Kip") Tindell, III, our Chairman of the Board of Directors. As discussed above under “Item 1. Business,” Ms. Tindell will retire from her role as the Company’s President and Chief Merchandising Officer at the conclusion of the Annual Meeting.

Jodi Taylor has served as our Chief Financial Officer and Chief Administrative Officer since July 2016, Chief Financial Officer since December 2007, and as our Secretary since October 2013. Ms. Taylor is responsible for the business areas of Finance, Accounting, Investor Relations, Real Estate, Procurement, Payroll, Benefits, Legal, and Loss Prevention. Prior to joining us, Ms. Taylor served as Chief Financial Officer and Secretary from 1998 to 2007 at Harold’s, a then publicly traded apparel retailer. From 1986 to 1998, Ms. Taylor was an executive with Baby Superstore, Inc. or successor companies, which after an IPO in 1994, was ultimately acquired by Toys “R” Us, Inc. in 1996. Ms. Taylor was formerly an auditor with Deloitte, Haskins, & Sells (now Deloitte & Touche).

William A. (“Kip”) Tindell, III has served as Chairman of our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since July 1978). Mr. Tindell served as our Chief Executive Officer from 2006 to 2016. Prior to that, he served as President and Chief Operating Officer of The Container Store through 2005. Mr. Tindell was presented Ernst & Young’s Entrepreneur of the Year award in 1991 and is a recipient of the National Retail Federation’s 1998 Innovator of the Year Award. In 2006 he was inducted into the Retailing Hall of Fame and is a 2009 Junior Achievement of Dallas Business Hall of Fame inductee. In 2011 Mr. Tindell received the National Retail Federation’s Gold Medal Award, which is generally regarded as the industry’s top accolade, given to individuals who have served the industry with distinction and achieved a national reputation for excellence to the retail craft. He is a member of the Dallas Arboretum CEO Advisory Council and serves on the Board of Directors of Baylor Healthcare Systems Foundation. Mr. Tindell previously served on the Board of Directors of Whole Foods Market, Inc. Mr. Tindell also serves on the executive board of the National Retail Federation as its Chairman, and served on the Board of Directors of the National Retail Federation Foundation from 2010 to 2013. He serves on the board of Conscious Capitalism Institute and Conscious Capitalism, Inc., a community of like-minded business, thought and academic leaders working to elevate humanity through a conscious approach to business. Mr. Tindell is an active member of the Dallas Salesmanship Club, a nonprofit organization dedicated to transforming children’s futures by serving at risk families in the Greater Dallas area. Mr. Tindell was selected to our Board of Directors because of the perspective, experience and operational expertise in our business that he developed while he was our Chief Executive Officer. Mr. Tindell is married to Sharon Tindell, our President and Chief Merchandising Officer. As discussed above under “Item 1. Business,” Mr. Tindell will retire from his role as Chairman of our Board of Directors at the conclusion of the Annual Meeting.

Melissa Collins has been with The Container Store for 21 years and has served as our Executive Vice President and Chief Marketing Officer since July 1, 2016. Ms. Collins serves as the Company’s primary marketing strategist, and oversees such key functional areas as brand positioning, advertising, public relations, digital marketing, visual merchandising, e-commerce, social media and “POP! Perfectly Organized Perks”, our customer engagement and loyalty program. Previously, from August 2008 to July 2016, Ms. Collins served as Vice President of Creative and Online. Prior to that, she served in a variety of roles with increasing responsibility, beginning as Art Director and progressing to Senior Director of Creative and Online Services.

John Gehre has served as our Executive Vice President of Merchandising and Planning since May 2018, with responsibility for product assortment, inventory allocation, global sourcing initiatives and private label strategy. Mr. Gehre has been appointed to succeed Sharon Tindell as our Chief Merchandising Officer, effective as of the conclusion of the Annual Meeting. Prior to joining The Container Store, Mr. Gehre served as the Vice President of General Merchandise, Global Sourcing, and Front End from February 2007 to January 2018 at H-E-B, an American supermarket chain. Mr. Gehre previously gained experience in merchandise planning, product development, omni-channel marketing, and supply chain with BJ’s Wholesale, Linens ‘n Things, Saks Fifth Avenue and Federated. Mr. Gehre currently serves as a member of the board of directors of Global Market Development Center.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades on The New York Stock Exchange (“NYSE”), under the symbol “TCS.”

The number of stockholders of record of our common stock as of May 24, 2019 was 58. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10‑K.

Change in Fiscal Year

On March 30, 2016, the Board of Directors of the Company (the “Board” or “Board of Directors”) approved a change in the Company’s fiscal year end from the 52‑ or 53‑week period ending on the Saturday closest to February 28 to the 52‑ or 53‑week period ending on the Saturday closest to March 31. The fiscal year change was effective beginning with the Company’s 2016 fiscal year, which began on April 3, 2016 and ended on April 1, 2017. As a result of the change, the Company had a March 2016 fiscal month transition period which began on February 28, 2016 and ended on April 2, 2016. The unaudited results of the transition period were reported in the Company’s Quarterly Report on Form 10‑Q filed for the new fiscal first quarter ended July 2, 2016 and the audited results were included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017. The following selected financial and operating data presented herein includes the unaudited results for recast fiscal 2015 in addition to prior year audited results based on the February 28 fiscal year end calendar.

The following selected consolidated financial data for each of the years ended March 30, 2019 (fiscal 2018), March 31, 2018 (fiscal 2017), and April 1, 2017 (fiscal 2016), and the selected consolidated balance sheet data as of March 30, 2019 and March 31, 2018 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended February 27, 2016 (fiscal 2015) and February 28, 2015 (fiscal 2014) and the selected consolidated balance sheet data as of April 1, 2017, February 27, 2016 and February 28, 2015, have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The table below also includes, for comparative purposes, unaudited data for the recast 52-week period ended April 2, 2016. Historical results are not indicative of the results to be expected in the future. Fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015, and fiscal 2014 included 52 weeks.

All dollar amounts in this Selected Financial and Operating Data are in thousands, except per share amounts, unless otherwise stated.

	Fiscal Year Ended
	March 30,	March 31,	April 1,	April 2,	February 27,	February 28,
	2019	2018	2017 (1)	2016 (2)	2016	2015
				(unaudited)
Consolidated statement of operations
Net sales	$895,093	$857,228	$819,930	$797,087	$794,630	$781,866
Cost of sales (excluding depreciation and amortization)	371,410	360,167	343,860	332,594	331,079	323,800
Gross profit	523,683	497,061	476,070	464,493	463,551	458,066
Selling, general and administrative expenses (excluding depreciation and amortization)	430,997	411,721	387,948	394,585	393,810	372,867
Stock‑based compensation	2,846	2,026	1,989	1,575	1,556	1,289
Pre‑opening costs	2,103	5,293	6,852	9,004	9,033	8,283
Depreciation and amortization	36,305	37,922	37,124	34,628	34,230	31,011
Other expenses	177	5,734	1,058	102	—	1,132
(Gain) loss on disposal of assets	(63)	278	57	62	61	(3,487)
Income from operations	51,318	34,087	41,042	24,537	24,861	46,971
Interest expense, net	27,275	25,013	16,687	16,772	16,810	17,105
Loss on extinguishment of debt	2,082	2,369	—	—	—	—
Income before taxes	21,961	6,705	24,355	7,765	8,051	29,866
Provision (benefit) for income taxes (3)	281	(12,723)	9,402	2,907	2,909	7,193
Net income	$21,680	$19,428	$14,953	$4,858	$5,142	$22,673
Net income per common share—basic and diluted	$0.45	$0.40	$0.31	$0.10	$0.11	$0.47
Weighted-average common shares—basic	48,139,929	48,061,527	47,996,746	47,986,034	47,985,717	47,971,243
Weighted-average common shares—diluted	48,400,407	48,147,725	48,016,010	47,976,034	47,985,717	48,520,865

	Fiscal Year Ended
	March 30,	March 31,	April 1,	April 2,	February 27,	February 28,
	2019	2018	2017 (1)	2016 (2)	2016	2015
Operating data:
Comparable store sales growth for the period (4)	3.5%	0.9%	(2.4)%	(0.8)%	0.0%	(1.4)%
Number of stores open at end of period	92	90	86	79	79	70
Non‑GAAP measures (5):
Adjusted EBITDA (6)	$96,347	$89,603	$86,559	$68,362	$68,159	$88,230
Adjusted EBITDA margin (6)	10.8%	10.5%	10.6%	8.6%	8.6%	11.3%
Adjusted net income (7)	$20,432	$13,594	$13,393	$4,858	$5,142	$16,501
Adjusted net income per common share—diluted (7)	$0.42	$0.28	$0.28	$0.10	$0.11	$0.34

	As of
	March 30,	March 31,	April 1,	February 27,	February 28,
	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash	$7,364	$8,399	$10,736	$13,609	$24,994
Net working capital (8)	28,256	27,029	44,342	22,913	20,965
Total assets	748,744	749,369	761,834	758,119	761,579
Long‑term debt (9)	267,487	285,165	317,471	321,508	324,616
Total stockholders’ equity	264,693	248,707	221,790	207,068	201,862

(1)

Beginning with fiscal 2016, the Company changed its fiscal year to a 52‑53 week period ending on the Saturday closest to March 31; previously, the Company’s fiscal year ended on the Saturday closest to February 28.

(2)	For comparative purposes, the Company has presented unaudited selected consolidated financial data for the 52‑week period ended April 2, 2016.
(3)

The difference between the Company’s effective tax rate and the statutory Federal tax rate can be attributed to fluctuations in the valuation allowance recorded against net deferred assets not expected to be realized, the effects of foreign income taxed at a different rate including statutory changes in those rates, and the estimated impact in fiscal 2017 and the finalization in fiscal 2018 of the Tax Cuts and Jobs Act (the “Tax Act”).

(4)

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens. Net sales from our website and call center are also included in calculations of comparable store sales. Prior to fiscal 2015, the comparable store sales growth operating measure does not include net sales from services.

In the first quarter of fiscal 2016, we changed our comparable store sales operating measure to reflect the point at which merchandise and service orders are fulfilled and delivered to customers, excluding shipping and delivery. Prior to the first quarter of fiscal 2016, our comparable store sales operating measure in a given period was based on merchandise and service orders placed in that period, excluding shipping and delivery, which did not always reflect the point at which merchandise and services were received by the customer and, therefore, recognized in our financial statements as net sales. We believe that changing the comparable store sales operating metric to better align with net sales presented in our financial statements will assist investors in evaluating our financial performance. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

(5)

We have presented EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non‑GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. These non‑GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non‑GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non‑GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non‑GAAP measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non‑GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non‑GAAP measures supplementally. Our non‑GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (6) and (7) of this table for further information regarding why we believe each non‑GAAP financial measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each of the non‑GAAP financial measures.

(6)

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have been presented in this Annual Report on Form 10‑K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with our Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non‑cash and other items, that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period presented in accordance with GAAP.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are included in this Annual Report on Form 10‑K because they are key metrics used by management, our Board of Directors and LGP to assess our financial performance. In addition, we use Adjusted EBITDA in connection with covenant compliance and executive performance evaluations, and we use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre‑opening costs and stock compensation expense. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin supplementally. Our measures of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	March 30,	March 31,	April 1,	April 2,	February 27,	February 28,
	2019	2018	2017	2016	2016	2015
				(unaudited)
Net income	$21,680	$19,428	$14,953	$4,858	$5,142	$22,673
Depreciation and amortization	36,305	37,922	37,124	34,628	34,230	31,011
Interest expense, net	27,275	25,013	16,687	16,772	16,810	17,105
Income tax provision (benefit)	281	(12,723)	9,402	2,907	2,909	7,193
EBITDA	85,541	69,640	78,166	59,165	59,091	77,982
Pre-opening costs (a)	2,103	5,293	6,852	9,004	9,033	8,283
Non-cash rent (b)	(1,327)	(1,915)	(1,365)	(1,784)	(1,844)	(374)
Stock-based compensation (c)	2,846	2,026	1,989	1,575	1,556	1,289
Loss on extinguishment of debt (d)	2,082	2,369	—	—	—	—
Foreign exchange losses (gains) (e)	60	(596)	(342)	226	241	(171)
Optimization Plan implementation charges (f)	4,864	11,479	—	—	—	—
Elfa manufacturing facility closure (g)	—	803	—	—	—	—
Other adjustments (h)	178	504	1,259	176	82	1,221
Adjusted EBITDA	$96,347	$89,603	$86,559	$68,362	$68,159	$88,230

(a)

Non‑capital expenditures associated with opening new stores and relocating stores, including rent, marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

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

(c)

Non‑cash charges related to stock‑based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in August 2017 and September 2018, which we do not consider in our evaluation of our ongoing operations.
(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(f)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses (“SG&A”), cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.
(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance, and other charges.
(7)

Adjusted net income and adjusted net income per common share—diluted have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income before restructuring charges, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per common share—diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share—diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

We have included a presentation of adjusted net income and adjusted net income per common share—diluted for fiscal 2016 to show the net impact of the amended and restated employment agreements entered into with key executives during fiscal 2016 (“management transition costs (benefits)”). Although we disclosed the net positive impact of the amended and restated employment agreements in our discussions of earnings per share and SG&A in our fiscal 2016 filings with the SEC, we did not adjust for the net impact of these agreements in our fiscal 2016 presentation of adjusted net income and adjusted net income per common share—diluted. However, in fiscal 2017 and fiscal 2018, our Optimization Plan caused us to incur similar charges that we believe are not indicative of our core operating performance. As a result, we believe that adjusting net income and net income per diluted share in fiscal 2016 for management transition costs (benefits), in addition to adjusting net income and net income per diluted share in fiscal 2017 and fiscal 2018 for charges incurred as part of the implementation of our Optimization Plan will assist investors in comparing our core operating performance across reporting periods on a consistent basis.

A reconciliation of the GAAP financial measures of net income and net income per common share—diluted to the non‑GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal Year Ended
	March 30,	March 31,	April 1,	April 2,	February 27,	February 28,
	2019	2018	2017	2016	2016	2015
				(unaudited)
Numerator:
Net income	$21,680	$19,428	$14,953	$4,858	$5,142	$22,673
Gain on disposal of subsidiary and real estate (a)	(374)	—	—	—	—	(3,681)
Management transition costs (b)	—	—	(2,852)	—	—	—
Elfa manufacturing facility closure (c)	—	803	—	—	—	—
Loss on extinguishment of debt (d)	2,082	2,369	—	—	—	—
Optimization Plan implementation charges (e)	4,864	11,479	—	—	—	—
Taxes (f)	(7,820)	(20,485)	1,292	—	—	(2,491)
Adjusted net income	$20,432	$13,594	$13,393	$4,858	$5,142	$16,501
Denominator:
Weighted-average common shares outstanding — diluted	48,400,407	48,147,725	48,016,010	47,976,034	47,985,717	48,520,865

Net income per common share — diluted	$0.45	$0.40	$0.31	$0.10	$0.11	$0.47
Adjusted net income per common share — diluted	$0.42	$0.28	$0.28	$0.10	$0.11	$0.34

(a)

Gain recorded as a result of the sale of a building at Elfa in fiscal 2014, and the sale of a building in Lahti, Finland in fiscal 2018, recorded in (gain) loss on disposal of assets, which we do not consider in our evaluation of ongoing performance.

(b)

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

(c)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in fiscal 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.
(d)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in August 2017 and September 2018, which we do not consider in our evaluation of our ongoing operations.
(e)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.

(f)

Tax impact of adjustments to net income, as well as other unusual or infrequent tax items, including the impact of a $1.8 million reduction in tax expense recorded in fiscal 2014 primarily related to a refund of tax paid in a prior period, the estimated impact of the Tax Act in fiscal 2017, as well as the exclusion of the impact of certain valuation allowances on deferred tax assets, and the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate and the tax benefit recorded in the third quarter of fiscal 2018 as a result of the finalization of the impact of the Tax Act, which we do not consider in our evaluation of ongoing performance.

(8)	Net working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long‑term debt and revolving lines of credit).
(9)

Long‑term debt consists of the current and long‑term portions of the Senior Secured Term Loan Facility, the 2014 Elfa Term Loan Facility (as defined below), subsequently refinanced with the 2019 Elfa Senior Secured Credit Facilities, the Revolving Credit Facility, capital lease liabilities, and other mortgages and loans.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward‑Looking Statements” and “Risk Factors” sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

Our operations consist of two operating segments:

•

The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of March 30, 2019, we operated 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas and we are currently in the process of opening a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019.

•

Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component‑based shelving and drawer systems and made‑to‑measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Management Transition

On January 24, 2019, as part of its ongoing long-term succession planning, the Company announced that Melissa Reiff, Chief Executive Officer, will succeed William A. (“Kip”) Tindell, III as Chairman of the Board effective as of the conclusion of the Company’s 2019 Annual Meeting of Shareholders (the “2019 Annual Meeting”).

The Company also announced that Sharon Tindell, President and Chief Merchandising Officer, will retire from her role as President and Chief Merchandising Officer at the conclusion of the 2019 Annual Meeting. At that time, John Gehre, who joined The Container Store in June 2018 as Executive Vice President of Merchandising and Planning, will succeed Ms. Tindell as the Company’s Chief Merchandising Officer, and Melissa Reiff will add President to her title. In addition, the Company announced that Jodi Taylor will continue to serve as the Company’s Chief Financial Officer, Chief Administrative Officer and Secretary until a mutually agreed upon date after March 1, 2020, but before September 1, 2020, at which point she will no longer serve as the Company’s Chief Financial Officer and a successor Chief Financial Officer will be named, but Ms. Taylor will continue to serve as the Company’s Chief Administrative Officer and Secretary.

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

Optimization Plan

As previously announced on May 23, 2017, the Company launched a four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”). This plan included sales initiatives, certain full-time position eliminations at TCS, which were concluded in the first quarter of fiscal 2017, organizational realignment at Elfa and ongoing savings and efficiency efforts.

The Company incurred pre-tax charges associated with the implementation of the Optimization Plan of approximately $11 million in fiscal 2017. The annualized pre-tax savings associated with the Optimization Plan were approximately $20 million, of which approximately $12 million was realized in fiscal 2017.

In fiscal 2018, the Company completed the Optimization Plan through the execution of a price optimization initiative. The Company incurred approximately $5 million of pre-tax charges in fiscal 2018 associated with the implementation of the price optimization initiative.

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

Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which traditionally begins in late December and runs into February.

Gross profit and gross margin

Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales in our TCS segment includes the purchase cost of inventory less vendor rebates, in‑bound freight, as well as inventory shrinkage. Direct installation and organization costs, as well as costs incurred to ship or deliver merchandise to customers, are also included in cost of sales in our TCS segment. Elfa segment cost of sales from manufacturing operations includes costs associated with production, primarily material, wages, freight and other variable costs, and applicable manufacturing overhead. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures by other retailers. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be impacted by changes in the mix of products and services sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Additionally, sales of products typically provide a higher gross margin than sales of services. Gross margin for our TCS segment is also susceptible to foreign currency risk as certain purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance. Similarly, gross margin for our Elfa segment is susceptible to foreign currency risk as certain purchases of raw materials are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

Selling, general and administrative expenses

Selling, general and administrative expenses include all operating costs not included in cost of sales, stock‑based compensation, and pre‑opening costs. For our TCS segment, these include payroll and payroll‑related expenses, marketing expenses, occupancy expenses (which include rent, real estate taxes, common area maintenance, utilities, telephone, property insurance, and repairs and maintenance), costs to ship product from the distribution center to our stores, and supplies expenses. We also incur costs for our distribution and corporate office operations. For our Elfa segment, these include sales and marketing expenses, product development costs, and all expenses related to operations at headquarters. Depreciation and amortization are excluded from both gross profit and selling, general and administrative expenses.

Selling, general and administrative expenses include both fixed and variable components and, therefore, are not directly correlated with net sales. The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with expected future store growth and the opening of our second distribution center which is expected to be fully operational in late fiscal 2019.

Pre‑opening costs

Non‑capital expenditures associated with opening new stores and relocating stores, including rent, marketing expenses, travel and relocation costs, training costs, and certain corporate overhead costs, are expensed as incurred and are included in pre‑opening costs in the consolidated statement of operations.

Comparable store sales

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens. Net sales from our website and call center (which includes business sales) are also included in calculations of comparable store sales.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period‑over‑period net sales in stores that have been open for fifteen months or more. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP. Various factors affect comparable store sales, including:

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

We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non‑cash and other items, that we do not consider representative of our ongoing operating performance. For reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, refer to “Item 6: Selected Financial and Operating Data.”

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

We define adjusted net income as net income before restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to “Item 6: Selected Financial and Operating Data.”

Adjustment for currency exchange rate fluctuations

Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also refers to Elfa third party net sales after the conversion of Elfa’s net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate. The Company believes the disclosure of Elfa third party net sales without the effects of currency exchange rate fluctuations helps investors understand the Company’s underlying performance.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017 expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Net sales	$895,093	$857,228	$819,930
Cost of sales (excluding depreciation and amortization)	371,410	360,167	343,860
Gross profit	523,683	497,061	476,070
Selling, general, and administrative expenses (excluding depreciation and amortization)	430,997	411,721	387,948
Stock-based compensation	2,846	2,026	1,989
Pre-opening costs	2,103	5,293	6,852
Depreciation and amortization	36,305	37,922	37,124
Other expenses	177	5,734	1,058
(Gain) loss on disposal of assets	(63)	278	57
Income from operations	51,318	34,087	41,042
Interest expense, net	27,275	25,013	16,687
Loss on extinguishment of debt	2,082	2,369	—
Income before taxes	21,961	6,705	24,355
Provision (benefit) for income taxes	281	(12,723)	9,402
Net income	$21,680	$19,428	$14,953

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.5%	42.0%	41.9%
Gross profit	58.5%	58.0%	58.1%
Selling, general, and administrative expenses (excluding depreciation and amortization)	48.2%	48.0%	47.3%
Stock‑based compensation	0.3%	0.2%	0.2%
Pre‑opening costs	0.2%	0.6%	0.8%
Depreciation and amortization	4.1%	4.4%	4.5%
Other expenses	0.0%	0.7%	0.1%
(Gain) loss on disposal of assets	(0.0)%	0.0%	0.0%
Income from operations	5.7%	4.0%	5.0%
Interest expense, net	3.0%	2.9%	2.0%
Loss on extinguishment of debt	0.2%	0.3%	0.0%
Income before taxes	2.5%	0.8%	3.0%
Provision (benefit) for income taxes	0.0%	(1.5)%	1.1%
Net income	2.4%	2.3%	1.8%
Operating data:
Comparable store sales growth for the period (1)	3.5%	0.9%	(2.4)%
Number of stores open at end of period	92	90	86
Non‑GAAP measures (2):
Adjusted EBITDA (2)	$96,347	$89,603	$86,559
Adjusted net income (2)	$20,432	$13,594	$13,393
Adjusted net income per common share — diluted (2)	$0.42	$0.28	$0.28

(1)

A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. Comparable store sales are net of discounts and returns. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed.  The store then becomes comparable on the first day of the following fiscal month in which it reopens. Net sales from our website and call center are also included in calculations of comparable store sales. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.

(2)

We have presented EBITDA, Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non‑GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. These non‑GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non‑GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non‑GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non‑GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non‑GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non‑GAAP measures supplementally. Our non‑GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income see “How we assess the performance of our business” above and “Item 6: Selected Financial and Operating Data.” For more information regarding our use of adjusted net income and adjusted net income per common share—diluted, and a reconciliation of adjusted net income and adjusted net income per common share—diluted to the GAAP financial measures of net income and diluted net income per common share, see “How we assess the performance of our business” above and “Item 6: Selected Financial and Operating Data.”

Fiscal 2018 compared to Fiscal 2017

Net sales

The following table summarizes our net sales for fiscal 2018 and fiscal 2017:

	March 30, 2019	% total	March 31, 2018	% total
TCS net sales	$829,622	92.7%	$787,375	91.9%
Elfa third party net sales	65,471	7.3%	69,853	8.1%
Net sales	$895,093	100.0%	$857,228	100.0%

Net sales in fiscal 2018 increased by $37,865, or 4.4%, compared to fiscal 2017. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2017	$857,228
Incremental net sales increase (decrease) due to:
Comparable stores (including a $12,916, or 19.1%, increase in online sales)	26,751
New stores	15,058
Elfa third party net sales (excluding impact of foreign currency translation)	450
Impact of foreign currency translation on Elfa third party net sales	(4,832)
Shipping and delivery	438
Net sales for fiscal 2018	$895,093

During fiscal 2018, comparable stores generated $26,751, or 350 basis points, of the 4.4% increase in net sales. Additionally, six new stores generated $15,058 of incremental net sales, four of which were opened during fiscal 2017 and two of which were opened in fiscal 2018. Elfa third party net sales decreased $4,382 during fiscal 2018, primarily due to the negative impact of foreign currency translation, which decreased third party net sales by $4,832. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for fiscal 2018 and fiscal 2017, Elfa third party net sales increased $450 primarily due to higher sales in the Nordic markets.

Gross profit and gross margin

Gross profit in fiscal 2018 increased by $26,622, or 5.4%, compared to fiscal 2017. The increase in gross profit was primarily the result of increased consolidated net sales combined with higher consolidated gross margin. The following table summarizes the gross margin for fiscal 2018 and fiscal 2017 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	March 30, 2019	March 31, 2018
TCS gross margin	58.0%	57.2%
Elfa gross margin	34.9%	38.1%
Total gross margin	58.5%	58.0%

TCS gross margin increased 80 basis points during fiscal 2018, primarily due to lower cost of goods sold associated with the Optimization Plan, partially offset by higher promotional activities and increased costs associated with shipping services. Elfa segment gross margin decreased 320 basis points, primarily due to higher direct materials costs attributable to higher raw material prices, a shift in product mix, and a weaker Swedish krona. On a consolidated basis, gross margin increased 50 basis points, due to the increase in TCS gross margin in fiscal 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2018 increased by $19,276, or 4.7%, compared to fiscal 2017. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 20 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2018 and fiscal 2017:

	March 30, 2019	March 31, 2018
	% of Net sales	% of Net sales
TCS selling, general and administrative	44.7%	44.1%
Elfa selling, general and administrative	3.5%	3.9%
Total selling, general and administrative	48.2%	48.0%

TCS selling, general and administrative expenses increased by 60 basis points as a percentage of consolidated net sales. The increase was primarily due to the deleverage of occupancy costs, higher payroll costs, and increased marketing expense associated with the branding campaign launch in the second quarter of fiscal 2018, partially offset by decreased costs associated with the Optimization Plan. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales primarily due to ongoing savings and efficiency efforts.

Pre‑opening costs

Pre-opening costs decreased by $3,190, or 60.3% in fiscal 2018 to $2,103, as compared to $5,293 in fiscal 2017, due to a decrease in the number of stores opened in fiscal 2018 as compared to fiscal 2017. We opened four stores, including two relocations, in fiscal 2018, and we opened five stores, including one relocation, in fiscal 2017.

Other expenses

Other expenses were $177 in fiscal 2018 as compared to $5,734 in fiscal 2017. This decrease is primarily due to severance costs incurred in fiscal 2017 to implement the Optimization Plan.

Interest expense and loss on extinguishment of debt

Interest expense increased by $2,262, or 9.0%, in fiscal 2018 to $27,275, as compared to $25,013 in fiscal 2017. The increase is primarily due to the amendment of the Senior Secured Term Loan Facility (as defined below) in the second quarter of fiscal 2017, which increased the applicable interest rate margins to 7.00% for LIBOR loans and 6.00% for base rate loans. On September 14, 2018, we entered into a fifth amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility, pursuant to which, among other things, the applicable interest rate margin decreased to 5.00% for LIBOR loans and 4.00% for base rate loans, partially offsetting the increase in interest expense.

Additionally, as a result of the Fifth Amendment, the Company recorded $2,082 of loss on extinguishment of debt in fiscal 2018, compared to $2,369 of loss on extinguishment of debt in fiscal 2017 as a result of the Fourth Amendment (as defined below).

Taxes

The provision for income taxes in fiscal 2018 was $281 as compared to a benefit of $12,723 in fiscal 2017. The effective tax rate for fiscal 2018 was 1.3%, as compared to -189.8% in fiscal 2017. The increase in the effective tax rate is primarily due to the estimated impact of the Tax Act enacted in fiscal 2017, which was primarily driven by the remeasurement of deferred tax balances resulting in the recognition of a provisional benefit of $24,210 in fiscal 2017, partially offset by a provisional accrual of the one-time transition tax on foreign earnings of $8,521.

SEC Staff Accounting Bulletin (“SAB”) 118 allowed the Company to record provisional amounts for the impact of the Tax Act during a measurement period not to extend beyond one year from the enactment date to complete the accounting under ASC 740, Income Taxes. As of March 30, 2019, the Company had completed the accounting for the tax effects of the enactment of the Tax Act and, therefore, recorded final amounts for these items. The Company completed the accounting for the tax effects of the Tax Act in the third quarter of fiscal 2018, prior to the end of the measurement period on December 22, 2018.

As of December 30, 2017, the Company remeasured deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%, by recording a provisional benefit of $24,210. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company adjusted its provisional amount by $303 of tax expense, which is included as a component of income tax benefit in the consolidated statement of operations.  The final net impact related to the remeasurement of deferred tax assets and liabilities pursuant to the Tax Act is a benefit of $23,907.

In the fourth quarter of fiscal 2017, the Company recorded a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company recorded a benefit of $5,903 in the third quarter of fiscal 2018, which is included as a component of income tax benefit in the consolidated statement of operations, related to the one-time transition tax on foreign earnings. The final calculated one-time transition tax on foreign earnings is $2,618 which is net of foreign tax credit utilization of $833.  Additionally, the Company has $1,331 of foreign tax credits carryforwards which it does not expect to be able to utilize in future years.  As such, the Company has recorded a full valuation allowance related to these credits, the effect of which is included within the net transition tax liability. As of March 30, 2019, the Company has a remaining transition tax liability of $1,620, which will be paid in installments over the next six years as elected.

Fiscal 2017 compared to Fiscal 2016

Net sales

The following table summarizes our net sales for each of the fiscal years ended March 31, 2018 and April 1, 2017:

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

In fiscal 2017, thirteen new stores generated $27,662 of incremental net sales, nine of which were opened prior to or during fiscal 2016 and four of which were opened in fiscal 2017. Additionally, comparable stores generated $6,601, or 0.9 percentage points, of the 4.5% increase in net sales. Elfa third party net sales increased $2,598 during fiscal 2017, primarily due to the positive impact of foreign currency translation, which increased third party net sales by $2,675. After converting Elfa's third party net sales from Swedish krona to U.S. dollars using the prior year's conversion rate for fiscal 2017 and fiscal 2016, Elfa third party net sales decreased $77 primarily due to lower net sales in the Nordic markets, partially offset by higher net sales in Russia.

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

TCS gross margin increased 10 basis points in fiscal 2017, primarily due to lower cost of goods sold associated with the Optimization Plan and the benefit of favorable foreign currency contracts, partially offset by a greater portion of sales generated by merchandise campaigns and higher costs associated with our installation services business. Elfa segment gross margin decreased 180 basis points, primarily due to higher direct materials costs. On a consolidated basis, gross margin declined 10 basis points, as the improvement in TCS gross margin was more than offset by the decline in Elfa gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2017 increased by $23,773, or 6.1%, compared to fiscal 2016. As a percentage of consolidated net sales, selling, general and administrative expenses increased by 70 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2017 and fiscal 2016:

	March 31, 2018	April 1, 2017
	% of net sales	% of net sales
TCS selling, general and administrative	44.1%	43.1%
Elfa selling, general and administrative	3.9%	4.2%
Total selling, general and administrative	48.0%	47.3%

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

Pre‑opening costs

Pre-opening costs decreased by $1,559, or 22.8% in fiscal 2017 to $5,293, as compared to $6,852 in the fiscal 2016. We opened five stores, including one relocation, in fiscal 2017, and we opened seven stores in fiscal 2016.

Other expenses

In fiscal 2017 we recorded $5,734 of other expenses, which were primarily related to severance costs associated with the Optimization Plan. The Company incurred $1,836 of severance charges associated with the elimination of certain full-time positions at TCS, as well as $2,727 of severance charges associated with organizational realignment at Elfa. Additionally, other expenses of $803 were recorded in connection with the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017. We also recorded $368 of severance expenses in fiscal 2017 that were not associated with the Optimization Plan. In fiscal 2016, we recorded $1,058 of other expenses, which were primarily related to management transition costs.

Interest expense and loss on extinguishment of debt

       Interest expense increased by $8,326, or 49.9%, in fiscal 2017 to $25,013, as compared to $16,687 in fiscal 2016. On August 18, 2017, the Company entered into a fourth amendment (the "Fourth Amendment") to the Senior Secured Term Loan Facility. The Fourth Amendment amended the Senior Secured Term Loan Facility to, among other things, increase the applicable interest rate margin to 7.00% for LIBOR loans and 6.00% for base rate loans, which resulted in increased interest expense during fiscal 2017.

       Additionally, as a result of the Term Loan Amendment, the Company recorded $2,369 of loss on extinguishment of debt in fiscal 2017.

Taxes

The benefit for income taxes in fiscal 2017 was $12,723 as compared to a provision of $9,402 in fiscal 2016. The effective tax rate for fiscal 2017 was -189.8%, as compared to 38.6% for fiscal 2016. The decrease in the effective tax rate was primarily due to the estimated impact of the Tax Act enacted in fiscal 2017, which was primarily driven by the remeasurement of deferred tax balances resulting in the recognition of a provisional benefit of $24,210 in fiscal 2017, partially offset by a provisional accrual of the one-time transition tax on foreign earnings of $8,521.

The Company made provisional estimates of the impact of remeasuring its deferred tax balances during fiscal 2017, as well as the one-time transition tax on the earnings of foreign subsidiaries. Pursuant to SAB 118, the Company's measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018 and the Company completed the accounting under Accounting Standards Codification (“ASC”) Topic 740 within the measurement period.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. Over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2018, 2017, and 2016.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 140.0 million (approximately $15,062 as of March 30, 2019) 2014 Elfa revolving credit facility (the “2014 Elfa Revolving Credit Facility” as further discussed under “Elfa Senior Secured Credit Facilities” below), as our primary sources of liquidity. On March 18, 2019, Elfa refinanced the Elfa Senior Secured Credit Facilities (as defined below).

Our primary cash needs are for merchandise inventories, direct materials, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including building our second distribution center and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At March 30, 2019, we had $7,364 of cash, of which $4,192 was held by our foreign subsidiaries. In addition, we had $66,159 of additional availability under the Revolving Credit Facility and approximately $9,551 of additional availability under the 2014 Elfa Revolving Credit Facility at March 30, 2019. There were $4,428 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Pursuant to the Tax Act, we are required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company finalized the provisional amount for the one-time transition tax in fiscal 2018. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States. However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Net cash provided by operating activities	$54,896	$62,176	$44,639
Net cash used in investing activities	(32,771)	(27,550)	(28,508)
Net cash used in financing activities	(22,007)	(37,688)	(13,981)
Effect of exchange rate changes on cash	(1,153)	725	(223)
Net (decrease) increase in cash	$(1,035)	$(2,337)	$1,927
Free cash flow (Non-GAAP) (1)	$21,226	$34,530	$16,124

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $54,896 for fiscal 2018. Net income of $21,680 was combined with non-cash items of $41,898 (primarily depreciation and amortization as well as stock-based compensation) and a decrease in working capital of $8,682. The decrease in working capital during fiscal 2018 was primarily due to an increase in inventory, a decrease in noncurrent liabilities and a decrease in income taxes, partially offset primarily by an increase in accounts payable and accrued liabilities. The increases in inventory and accounts payable were primarily due to new product introductions, including the new Avera™ custom closet line. The decrease in other noncurrent liabilities was primarily related to the transition tax liability recorded in fiscal 2017.

Net cash provided by operating activities was $62,176 for fiscal 2017. Net income of $19,428 was combined with non-cash items of $19,941 (primarily depreciation and amortization offset by deferred tax benefit) and a decrease in working capital of $22,807. The decrease in working capital during fiscal 2017 was primarily due to a decrease in inventory and accounts receivable along with increases in accounts payable and accrued liabilities and other noncurrent liabilities. The decrease in inventory is due to improved inventory management combined with positive comparable store sales in fiscal 2017. The decrease in accounts receivable is primarily related to a shift in timing of receipt of rebate and landlord receivables during fiscal 2017, as well as a decrease in trade receivables for business sales. The increase in accounts payable and accrued liabilities is primarily due to an increase in deferred revenue. The increase in other noncurrent liabilities was primarily related to the liability recorded for the provisional one-time transition tax on foreign earnings.

Net cash provided by operating activities was $44,639 for fiscal 2016, as non‑cash items (primarily depreciation and amortization as well as stock‑based compensation charges) of $40,966 were combined with $14,953 of net income and partially offset by an increase in working capital of $11,280. The increase in working capital during fiscal 2016 was primarily due to an increase in inventory and accounts receivable, partially offset by increases in accounts payable and accrued liabilities and income taxes payable. The increase in inventory, as well as the increase in accounts payable and accrued liabilities, is primarily due to a change in promotional campaign cadency, combined with an increase in the number of stores. The increase in accounts receivable is primarily related to an increase in trade receivables for business sales, as well as a shift in timing of receipt of rebate and landlord receivables during fiscal 2016. The increase in income taxes payable was primarily related to a shift in the timing of tax payments during fiscal 2016.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for fiscal 2018 were $33,670 with new store openings and existing store remodels accounting for $9,719, representing less than half of spending. We opened four stores, including two relocations during fiscal 2018. We incurred $14,373 of capital expenditures for distribution centers, the majority of which related to our second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019. The remaining capital expenditures of $9,578 were primarily for investments in information technology and new product rollouts. We recorded proceeds from the sale of property and equipment of $899, the majority of which is related to a sale of a building in Lahti, Finland in fiscal 2018.

Our total capital expenditures for fiscal 2017 were $27,646 with new store openings and existing store remodels accounting for $15,665. The remaining capital expenditures of $11,981 were primarily for investments in information systems and Elfa manufacturing facility enhancements.

Our total capital expenditures for fiscal 2016 were $28,515 with new store openings and existing store remodels accounting for $16,001. The remaining capital expenditures of $12,514 were primarily for investments in information systems and distribution center equipment, as well as Elfa manufacturing facility enhancements.

Net cash used in financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2014 Elfa Senior Secured Credit Facilities.

Net cash used in financing activities was $22,007 for fiscal 2018. This included net payments of $37,001 for repayment of long-term indebtedness, $2,384 for payment of debt issuance costs, and $128 for taxes paid in connection with the withholding of shares upon vesting of restricted stock awards.

Net cash used in financing activities was $37,688 for fiscal 2017. This included net payments of $26,403 for repayment of long-term indebtedness, $11,246 for payment of debt issuance costs, and $39 for taxes paid in connection with the withholding of shares upon vesting of restricted stock awards.

Net cash used in financing activities was $13,981 for fiscal 2016, which was mainly attributable to payments of $5,496 primarily on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2014 Elfa Senior Secured Term Loan Facility. In addition, the Company made net payments of $5,000 on the Revolving Credit Facility during fiscal 2016, and made net payments of $3,485 on the 2014 Elfa Revolving Credit Facility.

As of March 30, 2019, we had a total of $66,159 of unused borrowing availability under the Revolving Credit Facility, and $4,428 in letters of credit issued under the Revolving Credit Facility. There were $12,000 borrowings outstanding under the Revolving Credit Facility as of March 30, 2019.

As of March 30, 2019, Elfa had a total of $9,551 of unused borrowing availability under the 2014 Elfa Revolving Credit Facility and $5,511 of borrowings outstanding under the 2014 Elfa Revolving Credit Facility.

Free cash flow (Non-GAAP)

The Company presents free cash flow, which the Company defines as net cash provided by operating activities in a period minus payments for property and equipment made in that period, because it believes it is a useful indicator of the Company’s overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Net cash provided by operating activities	$54,896	$62,176	$44,639
Less: Additions to property and equipment	(33,670)	(27,646)	(28,515)
Free cash flow	$21,226	$34,530	$16,124

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”). On September 14, 2018, we entered into a fifth amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility. The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans, and beginning from the date a compliance certificate is delivered to the administrative agent for the fiscal year ending March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after September 14, 2018. In connection with the Fifth Amendment, The Container Store, Inc. repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  The Container Store,

Inc. drew down a net amount of approximately $10,000 on its Revolving Credit Facility in connection with the closing of the Fifth Amendment.

Under the Senior Secured Term Loan Facility, we had $257,391 in outstanding borrowings as of March 30, 2019 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions, and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of March 30, 2019, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). The maturity date of the loans under the Revolving Credit Facility is August 18, 2022.

The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at LIBOR +1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 30, 2019, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

Elfa Senior Secured Credit Facilities

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of an SEK 60.0 million (approximately $6,455 as of March 30, 2019) term loan facility (the “2014 Elfa Term Loan Facility”) and an SEK 140.0 million (approximately $15,062 as of March 30, 2019) revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $323 as of March 30, 2019). The 2014 Elfa Revolving Credit Facility bear interest at Nordea’s base rate +1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity.

The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restricted Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of March 30, 2019, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,834 as of March 30, 2019) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,372 as of March 30, 2019) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,690 as of March 30, 2019), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20.

Critical accounting policies and estimates

The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on‑going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 1—Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

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

Inventories

Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted‑average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first‑in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow‑moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Income taxes

We account for income taxes utilizing the Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established against deferred tax assets when it is more‑likely‑than‑not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available (e.g., three‑year cumulative financial income).

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

We operate in certain jurisdictions outside the United States. ASC 740‑30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740‑30, the Company does not consider the earnings subject to the transition tax under the Tax Act permanently reinvested.  All other earnings are considered permanently reinvested.

Leases

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight‑line basis over the term of the lease, commencing on the date we take possession of the leased property. Rent expense is recorded in selling, general and administrative expenses. Pre‑opening rent expense is recorded in pre‑opening costs in the consolidated statement of operations. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Intangibles and long‑lived assets

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

The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach, as well as a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

The valuation of trade names requires assumptions and estimates of many critical factors, which are consistent with the factors discussed under “Goodwill” above. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Long‑lived assets

Long‑lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

For our TCS segment, we generally evaluate long‑lived tangible assets at the store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long‑lived assets that are not store‑specific at the consolidated level. For our Elfa segment, we evaluate long‑lived tangible assets at the segment level.

Since there is typically no active market for our long‑lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store‑level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Contractual obligations

We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of March 30, 2019, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$257,391	$6,813	$13,626	$236,952	$—
Revolving loans	17,511	5,511	—	12,000	—
Capital lease obligations	494	203	216	75	—
Transition tax	1,620	200	398	872	150
Unrecorded contractual obligations
Estimated interest (1)	85,811	20,607	38,805	26,399	—
Operating leases (2)	535,047	89,869	158,225	119,416	167,537
Letters of credit	4,428	4,428	—	—	—
Purchase obligations (3)	35,394	33,644	1,654	78	18
Total (4)	$937,696	$161,275	$212,924	$395,792	$167,705

(1)

For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of March 30, 2019, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

(2)

We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.

(3)

Purchase obligations include legally binding contracts such as firm commitments for inventory, equipment purchases, marketing‑related contracts, software acquisition/license commitments, as well as commitments to make capital expenditures, and legally binding service contracts. Purchase orders for other services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)

The table above excludes deferred lease incentives and defined benefit pension plan obligations which were included in “Deferred rent and other long‑term liabilities” in the consolidated balance sheet as of March 30, 2019. Deferred lease incentives were excluded from the table above as such amounts do not represent known contractual obligations for future cash payments. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

Off-Balance Sheet Arrangements

Other than the operating leases, letters of credit, and purchase obligations discussed above, we are not party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

Please refer to Note 1—Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a summary of recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of our Swedish subsidiary, Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at average rates of exchange for the year. The functional currency of Elfa is the Swedish krona. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2018, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income by approximately $0.7 million.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency hedge instruments to mitigate this risk. For both fiscal 2018 and fiscal 2017, we used forward currency hedge instruments for 80% of inventory purchases in Swedish krona at an average SEK rate of 8.3 and 9.0 each year, respectively. Currently, we have hedged approximately 85% and 80% of our planned inventory purchases for fiscal 2019 and fiscal 2020, respectively, at an average rate of 9.0 and 9.1 each year, respectively.

Interest rate risk

As of March 30, 2019, we were subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2014 Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At March 30, 2019, borrowings subject to interest rate risk were $274.9 million, we had $66.2 million of additional availability under the Revolving Credit Facility and approximately $9.6 million of additional availability under the 2014 Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity, however, we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the 2014 Elfa Revolving Credit Facility (subsequently refinanced with the 2019 Elfa Revolving Credit Facilities) during fiscal 2018, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

The Container Store Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2019 and the related notes and the financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Dallas, Texas

May 30, 2019

The Container Store Group, Inc.

Consolidated balance sheets

	March 30,	March 31,
(In thousands)	2019	2018
Assets
Current assets:
Cash	$7,364	$8,399
Accounts receivable, net	25,568	25,528
Inventory	108,650	97,362
Prepaid expenses	10,078	11,281
Income taxes receivable	1,003	15
Other current assets	11,705	11,609
Total current assets	164,368	154,194
Noncurrent assets:
Property and equipment, net	152,588	158,389
Goodwill	202,815	202,815
Trade names	225,150	229,401
Deferred financing costs, net	241	312
Noncurrent deferred tax assets, net	1,912	2,404
Other assets	1,670	1,854
Total noncurrent assets	584,376	595,175
Total assets	$748,744	$749,369

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets

	March 30,	March 31,
(In thousands, except share and per share amounts)	2019	2018
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$58,734	$43,692
Accrued liabilities	67,163	70,494
Revolving lines of credit	5,511	—
Current portion of long-term debt	7,016	7,771
Income taxes payable	2,851	4,580
Total current liabilities	141,275	126,537
Noncurrent liabilities:
Long-term debt	254,960	277,394
Noncurrent deferred tax liabilities, net	51,702	54,839
Deferred rent and other long-term liabilities	36,114	41,892
Total noncurrent liabilities	342,776	374,125
Total liabilities	484,051	500,662
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,142,319 shares issued at March 30, 2019 and 48,072,187 shares issued at March 31, 2018	481	481
Additional paid-in capital	863,978	861,263
Accumulated other comprehensive loss	(26,132)	(17,316)
Retained deficit	(573,634)	(595,721)
Total shareholders’ equity	264,693	248,707
Total liabilities and shareholders’ equity	$748,744	$749,369

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands, except share and per share amounts)	2019	2018	2017
Net sales	$895,093	$857,228	$819,930
Cost of sales (excluding depreciation and amortization)	371,410	360,167	343,860
Gross profit	523,683	497,061	476,070
Selling, general, and administrative expenses (excluding depreciation and amortization)	430,997	411,721	387,948
Stock-based compensation	2,846	2,026	1,989
Pre-opening costs	2,103	5,293	6,852
Depreciation and amortization	36,305	37,922	37,124
Other expenses	177	5,734	1,058
(Gain) loss on disposal of assets	(63)	278	57
Income from operations	51,318	34,087	41,042
Interest expense, net	27,275	25,013	16,687
Loss on extinguishment of debt	2,082	2,369	—
Income before taxes	21,961	6,705	24,355
Provision (benefit) for income taxes	281	(12,723)	9,402
Net income	$21,680	$19,428	$14,953

Net income per common share — basic and diluted	$0.45	$0.40	$0.31

Weighted-average common shares — basic	48,139,929	48,061,527	47,996,746
Weighted-average common shares — diluted	48,400,407	48,147,725	48,016,010

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands)	2019	2018	2017
Net income	$21,680	$19,428	$14,953
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(304), $30, and ($85)	(865)	53	(138)
Pension liability adjustment, net of tax provision of $11, $98, and $142	(40)	(349)	(386)
Foreign currency translation adjustment	(7,911)	5,623	(6,283)
Comprehensive income	$12,864	$24,755	$8,146

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(In thousands, except share amounts)	value	Shares	Amount	capital	income (loss)	deficit	equity
Balance at April 2, 2016	$0.01	47,986,975	480	857,026	(15,836)	(630,102)	211,568
Net income		—	—	—	—	14,953	14,953
Stock-based compensation		—	—	1,989	—	—	1,989
Vesting of restricted stock awards		31,216	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(39)	—	—	(39)
Common stock granted to non-employees		26,923	—	135	—	—	135
Excess tax provision from stock-based compensation			—	(9)	—	—	(9)
Foreign currency translation adjustment		—	—	—	(6,283)	—	(6,283)
Unrealized loss on financial instruments, net of $85 tax benefit		—	—	—	(138)	—	(138)
Pension liability adjustment, net of $142 tax provision		—	—	—	(386)	—	(386)
Balance at April 1, 2017		48,045,114	480	859,102	(22,643)	(615,149)	221,790
Net income		—	—	—	—	19,428	19,428
Stock-based compensation		—	—	2,026	—	—	2,026
Common stock granted to non-employees		27,073	1	135	—	—	136
Foreign currency translation adjustment		—	—	—	5,623	—	5,623
Unrealized gain on financial instruments, net of $30 tax provision		—	—	—	53	—	53
Pension liability adjustment, net of $98 tax provision		—	—	—	(349)	—	(349)
Balance at March 31, 2018		48,072,187	481	861,263	(17,316)	(595,721)	248,707
Net income						21,680	21,680
Stock-based compensation		—	—	2,846	—	—	2,846
Vesting of restricted stock awards		70,132	—	(1)	—	—	(1)
Taxes related to net share settlement of restricted stock awards		—	—	(130)	—	—	(130)
Cumulative adjustment for adoption of ASC 606		—	—	—	—	407	407
Foreign currency translation adjustment		—	—	—	(7,911)	—	(7,911)
Unrealized loss on financial instruments, net of $304 tax benefit		—	—	—	(865)	—	(865)
Pension liability adjustment, net of $11 tax provision		—	—	—	(40)	—	(40)
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands)	2019	2018	2017
Operating activities
Net income	$21,680	$19,428	$14,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,305	37,922	37,124
Stock-based compensation	2,846	2,026	1,989
(Gain) loss on disposal of assets	(63)	278	57
Loss on extinguishment of debt	2,082	2,369	—
Deferred tax benefit	(1,563)	(25,545)	(96)
Non-cash interest	2,351	2,664	1,921
Other	(60)	227	(29)
Changes in operating assets and liabilities:
Accounts receivable	(1,395)	3,192	(5,861)
Inventory	(14,688)	8,406	(19,598)
Prepaid expenses and other assets	1,510	(2,133)	4,028
Accounts payable and accrued liabilities	13,622	6,249	10,965
Income taxes	(2,428)	625	3,527
Other noncurrent liabilities	(5,303)	6,468	(4,341)
Net cash provided by operating activities	54,896	62,176	44,639

Investing activities
Additions to property and equipment	(33,670)	(27,646)	(28,515)
Proceeds from sale of property and equipment	899	96	7
Net cash used in investing activities	(32,771)	(27,550)	(28,508)

Financing activities
Borrowings on revolving lines of credit	55,201	47,486	42,731
Payments on revolving lines of credit	(49,484)	(47,486)	(46,216)
Borrowings on long-term debt	331,500	335,000	30,000
Payments on long-term debt and capital leases	(356,712)	(361,403)	(40,496)
Payment of debt issuance costs	(2,384)	(11,246)	—
Payment of taxes with shares withheld upon restricted stock vesting	(128)	(39)	—
Net cash used in financing activities	(22,007)	(37,688)	(13,981)

Effect of exchange rate changes on cash	(1,153)	725	(223)

Net (decrease) increase in cash	(1,035)	(2,337)	1,927
Cash at beginning of fiscal period	8,399	10,736	8,809
Cash at end of fiscal period	$7,364	$8,399	$10,736

Supplemental information:
Cash paid during the year for:
Interest	$24,934	$22,119	$14,656
Taxes	$11,838	$4,740	$7,651

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,029	$741	$138
Capital lease obligation incurred	$284	$215	$691

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless
otherwise stated)

March 30, 2019

1. Nature of business and summary of significant accounting policies

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions to accomplish their projects through an assortment of innovative products and unparalleled customer service.  In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering of its common stock (the “IPO”). As the majority shareholder, LGP retains controlling interest in the Company.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of March 30, 2019, The Container Store, Inc. operated 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Basis of consolidation

The consolidated financial statements include our accounts and those of the Company’s wholly owned subsidiaries. The Company eliminates all significant intercompany balances and transactions, including intercompany profits, in consolidation.

Fiscal year

The Company follows a 4‑4‑5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five‑week “month”, and its fiscal year ends on the Saturday closest to March 31st. Elfa’s fiscal year ends on the last day of the calendar month of March. Prior to fiscal 2016, the Company’s fiscal year ended on the Saturday closest to February 28th.

All references herein to “fiscal 2019” represent the results of the 52-week fiscal year ended March 28, 2020, "fiscal 2018" represent the results of the 52-week fiscal year ended March 30, 2019, references to "fiscal 2017" represent the results of the 52-week fiscal year ended March 31, 2018 and references to "fiscal 2016" represent the results of the 52-week fiscal year ended April 1, 2017.

Management estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant accounting judgments and estimates include fair value estimates for indefinite‑lived intangible assets, obsolescence and shrink reserve, assessments of long-lived asset impairments, gift card breakage, and assessment of valuation allowances on deferred tax assets.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers, an updated standard on revenue recognition (codified as Accounting Standards Codification (“ASC”) Topic 606). The Company adopted this standard in the first quarter of fiscal 2018 and elected to use the modified-retrospective approach for implementation of the standard. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services.

The Company identified certain impacts to our accounting for gift cards given away for promotional or marketing purposes. Under previous GAAP, the value of promotional gift cards was recorded as selling, general, and administrative expense (“SG&A”). The new standard requires these types of gift cards to be accounted for as a reduction of revenue (i.e. a discount). Additionally, ASU 2014-09 disallows the capitalization of direct-response advertising costs which impacts the timing of recognition of certain advertising production and distribution costs. The Company adopted this standard in the first quarter of fiscal 2018 and the Company elected to use the modified‑retrospective approach for implementation of the standard.

Upon transition on April 1, 2018, the Company recorded a cumulative adjustment to increase retained earnings/(deficit) and decrease accrued liabilities by approximately $400. The Company also reclassified the asset balance for the estimate of future returned merchandise, which was approximately $900 as of March 31, 2018, from the “Inventory” line to the “Other current assets” line on the balance sheet. Overall, the adoption of ASU 2014-09 did not result in a material impact to the Company’s financial statements. Note 14 provides the related disaggregated revenue disclosures.

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets. Note 3 provides the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of March 30, 2019 and March 31, 2018.

Below is a rollforward of contract liability balances from March 31, 2018 to March 30, 2019, which illustrates the amount of contract liability as of March 31, 2018 which was subsequently recognized into revenue in the fifty-two weeks ended March 30, 2019:

	Contract liability	Revenue recognized	Contract liabilities	Contract liability
	balance at	from beginning	added during	balance at
	March 31, 2018 (1)	liability	period (2)	March 30, 2019

Unearned revenue	$11,080	$(10,880)	$10,544	$10,744
Gift cards and store credits outstanding	$8,470	$(3,184)	$3,491	$8,777

(1)	Gift cards and store credits outstanding balance is net of revenue recognition transition adjustment
(2)	Net of estimated breakage

Gift cards and merchandise credits

Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2018) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $942, $1,656, and $1,072 of gift card breakage in fiscal years 2018, 2017, and 2016, respectively.

Cost of sales

Cost of sales related to retail operations includes the purchase cost of inventory sold (net of vendor rebates), in‑bound freight, as well as inventory loss reserves. Costs incurred to ship or deliver merchandise to customers, as well as direct installation and organization services costs, are also included in cost of sales. Cost of sales from manufacturing operations includes costs associated with production, including materials, wages, other variable production costs, and other applicable manufacturing overhead.

Leases

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight‑line basis over the term of the lease, commencing on the date the Company takes possession of the leased property. Rent expense is recorded in SG&A. Pre‑opening rent expense is recorded in pre‑opening costs in the consolidated income statement. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Advertising

All advertising costs of the Company are expensed when incurred, or upon the release of the initial advertisement, except for production costs related to catalogs and direct mailings to customers, which are initially capitalized. Production costs related to catalogs and direct mailings consist primarily of printing and postage and are expensed upon initial mailing to the customer. Advertising costs are recorded in SG&A. Pre‑opening advertising costs are recorded in pre‑opening costs.

Catalog and direct mailings costs capitalized at March 30, 2019 and March 31, 2018, amounted to $669 and $375, respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2018, 2017, and 2016, was $34,791, $32,860, and $31,525, respectively.

Pre‑opening costs

Non‑capital expenditures associated with opening new stores, including rent, marketing expenses, travel and relocation costs, and training costs, are expensed as incurred and are included in pre‑opening costs in the consolidated statement of operations.

Income taxes

We account for income taxes utilizing FASB ASC 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of March 30, 2019 and March 31, 2018. Valuation allowances are established against deferred tax assets when it is more‑likely‑than‑not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

We operate in certain jurisdictions outside the United States. ASC 740‑30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740‑30, the Company does not consider the earnings subject to the transition tax under the Tax Act permanently reinvested.  All other earnings are considered permanently reinvested.

Stock‑based compensation

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

Restricted Stock Awards

The fair value of each restricted stock award is determined based on the closing price of the Company’s common stock as reported on The New York Stock Exchange on the grant date.

Stock Options

The Board determines the exercise price of stock options based on the closing price of the Company’s common stock as reported on The New York Stock Exchange on the grant date. The Company estimates the fair value of each stock option grant on the date of grant based upon the Black‑Scholes option‑pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:

•

Expected Term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding.

•	Expected Volatility—The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.
•	Expected Dividend Yield—The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.
•	Risk‑Free Interest Rate—The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Accounts receivable

Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.’s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.’s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $57 and $170 at March 30, 2019 and March 31, 2018, respectively.

Inventories

Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted‑average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first‑in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow‑moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Depreciation, including amortization of assets recorded under capital lease obligations, is provided using the straight‑line method over the estimated useful lives of depreciable assets as follows:

Buildings			30	years
Furniture, fixtures, and equipment	3	to	10	years
Computer software	2	to	5	years
Leasehold improvements	Shorter of useful life or lease term
Capital leases	Shorter of useful life or lease term

Costs of developing or obtaining software for internal use or developing the Company’s website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects are capitalized. For the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, the Company capitalized $4,565, $4,397, and $4,392, respectively, and amortized $4,374, $4,346, and $3,498, respectively, of costs in connection with the development of internally used software.

Long‑lived assets

Long‑lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

For our TCS segment, we generally evaluate long‑lived tangible assets at a store level, or at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long‑lived assets that are not store‑specific at the consolidated level. For our Elfa segment, we evaluate long‑lived tangible assets at the segment level.

Since there is typically no active market for our long‑lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store‑level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement. The Company does not hold or enter into financial instruments for trading or speculative purposes. The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company records its foreign currency forward contracts on a gross basis. Forward contracts not designated as hedges are adjusted to fair value through income as SG&A. The Company accounts for its foreign currency hedge instruments as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales.

Self-insured liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for employee health benefits, workers’ compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were $2,835 and $2,810 as of March 30, 2019 and March 31, 2018, respectively.

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

The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach. We also use a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

The valuation of trade names requires assumptions and estimates of many critical factors, which are consistent with the factors discussed under “Goodwill” above. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Foreign currency translation

The Company operates foreign subsidiaries in the following countries: Sweden, Norway, Finland, Denmark, Germany, Poland, and France. The functional currency of the Company’s foreign operations is the applicable country’s currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year‑end rates of exchange. Revenues and expenses of foreign subsidiaries and affiliates are translated at average rates of exchange for the year. Unrealized gains and losses on translation are reported as cumulative translation adjustments through other comprehensive income (loss).

The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2018, the rate of exchange from U.S. dollar to Swedish krona increased from 8.4 to 9.3. The carrying amount of assets related to Elfa and subject to currency fluctuation was $108,674 and $119,995 as of March 30, 2019 and March 31, 2018, respectively. Foreign currency realized losses of $60, realized gains of $596, and realized gains of $342, are included in SG&A in the consolidated statements of operations in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right‑of‑use asset, whereas these leases currently have an off‑balance sheet classification. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company intends to adopt this standard in the first quarter of fiscal 2019 and expects to elect certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company does not intend to elect the hindsight practical expedient.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. In fiscal 2018, the Company implemented a new lease system to assist with its compliance with ASU 2016-02 in fiscal 2019, and has a project team focused on identifying a complete population of leases, evaluating accounting policy elections, and establishing new processes and internal controls. We estimate that the adoption of ASU 2016-02 will result in an increase in total assets and total liabilities in the range of approximately $345,000 to $375,000.   However, this standard is not expected to have a material impact on the consolidated statement of operations or the consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016‑16, Income Taxes (Topic 740): Intra‑Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. This is a change from current GAAP, which requires entities to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciated, amortized, impaired). The income tax effects of intercompany sales and transfers of inventory will continue to be deferred until the inventory is sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-16 in the first quarter of fiscal 2018.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

In March 2017, the FASB issued ASU 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018 on a retrospective basis.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

In May 2017, the FASB issued ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share‑based payment award. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 on a prospective basis.  The adoption of this standard did not result in a material impact to the Company’s financial statements.

In August 2017, the FASB issued ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to improve and simplify hedge accounting and improve the disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt ASU 2017-12 in the first quarter of fiscal 2019. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Under this ASU, the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  The adoption of this standard is not expected to result in a material impact to the financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets.  A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

2. Goodwill and trade names

The estimated goodwill and trade name fair values are computed using estimates as of the measurement date, which is defined as the first day of the fiscal fourth quarter. The Company makes estimates and assumptions about sales, gross margins, profit margins, and discount rates based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

The Company recorded no impairments during fiscal 2018, fiscal 2017, and fiscal 2016 as a result of the goodwill and trade names impairment tests performed.

The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2018 and fiscal 2017:

	Goodwill	Trade names
Balance at April 1, 2017
Gross balance	410,467	258,219
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$226,685
Foreign currency translation adjustments	—	2,716
Balance at March 31, 2018
Gross balance	410,467	260,935
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$229,401
Foreign currency translation adjustments	—	(4,251)
Balance at March 30, 2019
Gross balance	410,467	256,684
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$225,150

3. Detail of certain balance sheet accounts

	March 30,	March 31,
	2019	2018
Accounts receivable, net:
Trade receivables, net	$16,730	$15,968
Credit card receivables	7,244	6,939
Tenant allowances	110	998
Other receivables	1,484	1,623
	$25,568	$25,528
Inventory:
Finished goods	$103,774	$91,970
Raw materials	4,282	4,840
Work in progress	594	552
	$108,650	$97,362

Property and equipment, net:
Land and buildings	$17,451	$22,981
Furniture and fixtures	71,738	69,777
Machinery and equipment	84,043	87,105
Computer software and equipment	99,034	90,512
Leasehold improvements	159,658	157,858
Construction in progress	21,523	12,114
Leased vehicles and other	492	658
	453,939	441,005
Less accumulated depreciation and amortization	(301,351)	(282,616)
	$152,588	$158,389

Accrued liabilities:
Accrued payroll, benefits and bonuses	$19,771	$23,833
Unearned revenue	10,744	11,080
Accrued transaction and property tax	12,249	12,846
Gift cards and store credits outstanding	8,777	8,891
Accrued lease liabilities	4,882	5,105
Accrued interest	209	292
Other accrued liabilities	10,531	8,447
	$67,163	$70,494

4. Long‑term debt and revolving lines of credit

Long‑term debt and revolving lines of credit consist of the following:

	March 30,	March 31,
	2019	2018
Senior secured term loan facility	$257,391	$294,375
2014 Elfa term loan facility	—	—
2014 Elfa revolving credit facility	5,511	—
Obligations under capital leases	494	662
Other loans	—	16
Revolving credit facility	12,000	—
Total debt	275,396	295,053
Less current portion	(12,527)	(7,771)
Less deferred financing costs (1)	(7,909)	(9,888)
Total long-term debt	$254,960	$277,394

(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to March 30, 2019, are as follows:

Within 1 year	$12,527
2 years	6,935
3 years	6,906
4 years	6,826
5 years	242,202
Thereafter	—
$275,396

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent,  and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”). On September 14, 2018, we entered into a fifth amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility. The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans, and beginning from the date a compliance certificate is delivered to the administrative agent for the fiscal year ending March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after September 14, 2018.

In connection with the Fifth Amendment, The Container Store, Inc. repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility as of such date to $272,500.  The Company drew down a net amount of approximately $10,000 on its Revolving Credit Facility in connection with the closing of the Fifth Amendment. In addition, the Company recorded a loss on extinguishment of debt of $2,082 in the second quarter of fiscal 2018 associated with the Fifth Amendment.

Under the Senior Secured Term Loan Facility, we had $257,391 in outstanding borrowings as of March 30, 2019 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%.  The Senior

Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

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

The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of March 30, 2019, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). The maturity date of the loans under the Revolving Credit Facility is August 18, 2022.

The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at LIBOR +1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

In connection with the closing of the Fifth Amendment, the Company borrowed a net amount of $10,000 on the Revolving Credit Facility.

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

The Revolving Credit Facility is secured by (a) a first‑priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second‑priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first‑priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non‑guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries.

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross‑default provisions. We are required to maintain a consolidated fixed‑charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 30, 2019, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc., if after giving effect to such payments, on a pro forma basis, (i) availability under the Revolving Credit Facility exceeds $15,000 or (ii) availability under the Revolving Credit Facility exceeds $12,500 and the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.10 to 1.0, and pursuant to certain other limited exceptions.

There was $66,159 available under the Revolving Credit Facility as of March 30, 2019, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended March 30, 2019, were $62,948.

Elfa Senior Secured Credit Facilities

2014 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB (“Nordea”), which consists of an SEK 60.0 million (approximately $6,455 as of March 30, 2019) term loan facility (the “2014 Elfa Term Loan Facility”) and an SEK 140.0 million (approximately $15,062 as of March 30, 2019) revolving credit facility (the "2014 Elfa Revolving Credit Facility," and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Senior Secured Credit Facilities”). The 2014 Elfa Senior Secured Credit Facilities term began on August 29, 2014 and matures on August 29, 2019. The remaining balance of the 2014 Elfa Term Loan Facility was paid on February 18, 2018, which was prior to the maturity date. Elfa was required to make quarterly principal payments under the 2014 Elfa Term Loan Facility in the amount of SEK 3.0 million (approximately $323 as of March 30, 2019). The 2014 Elfa Revolving Credit Facility bears interest at Nordea's base rate +1.4%. In the fourth quarter of fiscal 2016, Elfa and Nordea agreed that the stated rates would apply through maturity. As of March 30, 2019, the Company had $9,551 of additional availability under the 2014 Elfa Revolving Credit Facility.

       The 2014 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa's ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a consolidated equity ratio (as defined in the 2014 Elfa Senior Secured Credit Facilities) of not less than 30% in year one and not less than 32.5% thereafter and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2014 Elfa Senior Secured Credit Facilities) of less than 3.2, the consolidated equity ratio tested at the end of each calendar quarter and the ratio of net debt to EBITDA tested as of the end of each fiscal quarter. As of March 30, 2019, Elfa was in compliance with all covenants and no Event of Default (as defined in the 2014 Elfa Senior Secured Credit Facilities) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019 Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,834 as of March 30, 2019) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,372 as of March 30, 2019) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,690 as of March 30, 2019), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1,

2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5%  and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20.

Deferred financing costs

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight‑line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In fiscal 2018, the Company capitalized $2,384 of fees associated with the Fifth Amendment that will be amortized through September 14, 2023. In fiscal 2017, the Company capitalized $9,640 of fees associated with the Term Loan Amendment and $57 of fees associated with the Revolving Amendment that will be amortized through August 18, 2022.

Amortization expense of deferred financing costs was $2,351, $2,664, and $1,921, in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured
	Term Loan	Revolving
	Facility	Credit Facility	Total
Within 1 year	$1,791	$71	$1,862
2 years	1,791	71	1,862
3 years	1,791	71	1,862
4 years	1,791	28	1,819
5 years	745	—	745
Thereafter	—	—	—
	$7,909	$241	$8,150

5. Income taxes

Components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Income before income taxes:
U.S.	$14,397	$3,001	$19,307
Foreign	7,564	3,704	5,048
	$21,961	$6,705	$24,355
Current
Federal	$(780)	$10,685	$6,039
State	1,464	792	1,374
Foreign	1,160	1,345	2,085
Total current provision	1,844	12,822	9,498
Deferred
Federal	(1,350)	(25,418)	553
State	(68)	158	22
Foreign	(145)	(285)	(671)
Total deferred benefit	(1,563)	(25,545)	(96)
Total provision (benefit) for income taxes	$281	$(12,723)	$9,402

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made numerous changes to federal corporate tax law including but not limited to the reduction of the U.S. statutory tax rate, the imposition of limitations on the deductibility of net interest expense and certain executive compensation arrangements and the creation of a new tax on global intangible low-taxed income (“GILTI”).

SEC Staff Accounting Bulletin (“SAB”) 118 allowed the Company to record provisional amounts for the impact of the Tax Act during a measurement period not to extend beyond one year from the enactment date to complete the accounting under ASC 740, Income Taxes. The Company completed the accounting for the tax effects of the Tax Act in the third quarter of fiscal 2018, prior to the end of the measurement period on December 22, 2018.

Deferred tax effects

As of December 30, 2017, the Company remeasured deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%, by recording a provisional benefit of $24,210. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company adjusted its provisional amount by $303 of tax expense, which is included as a component of income tax provision (benefit) in the consolidated statement of operations.  The final net impact related to the remeasurement of deferred tax assets and liabilities pursuant to the Tax Act is a benefit of $23,907.

One‑time transition tax on earnings of foreign subsidiaries

In the fourth quarter of fiscal 2017, the Company recorded a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company recorded a benefit of $5,903 in the third quarter of fiscal 2018, which is included as a component of income tax benefit in the consolidated statement of operations, related to the one-time transition tax on foreign earnings. The final calculated one-time transition tax on foreign earnings is $2,618 which is net of foreign tax credit utilization of $833.  Additionally, the Company has $1,331 of foreign tax credits carryforwards which it does not expect to be able to utilize in future years.  As such, the Company has recorded a full valuation allowance related to these credits, the effect of which is included within the net transition tax liability. As of March 30, 2019, the Company has a remaining transition tax liability of $1,620, which will be paid in installments over the next six years as elected.

Global intangible low-taxed income (“GILTI”)

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

Effective income tax rate reconciliation

The differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Provision computed at federal statutory rate	$4,612	$2,114	$8,525
Permanent differences	1,230	566	536
One-time transition tax, net	(5,903)	8,521	—
Change in valuation allowance	(116)	211	178
State income taxes, net of federal benefit	817	455	855
Effect of foreign income taxes	(511)	(351)	(619)
Remeasurement of deferred tax balances	303	(24,210)	—
Other, net	(151)	(29)	(73)
	$281	$(12,723)	$9,402

Deferred taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of March 30, 2019 and March 31, 2018, are as follows:

	March 30,	March 31,
	2019	2018
Deferred tax assets:
Inventory	$1,165	$1,004
Loss and credit carryforwards	4,839	9,163
Stock compensation	5,346	4,995
Accrued liabilities	5,061	3,728
Capital assets	99	454
	16,510	19,344

Valuation allowance	(3,534)	(7,724)
Total deferred tax assets	12,976	11,620
Deferred tax liabilities:
Intangibles	(57,153)	(58,568)
Capital assets	(2,904)	(4,104)
Other	(2,709)	(1,383)
Total deferred tax liabilities	(62,766)	(64,055)
Net deferred tax liabilities	$(49,790)	$(52,435)

The Company has recorded deferred tax assets and liabilities based upon estimates of their realizable value with such estimates based upon likely future tax consequences. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more‑likely‑than‑not that a deferred tax asset will not be realized, the Company records a valuation allowance.

Foreign and domestic tax credits, net of valuation allowances, totaled approximately $1,190 at March 30, 2019 and approximately $1,545 at March 31, 2018. The various credits available at March 30, 2019 expire in the 2026 tax year.

The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,317 at March 30, 2019, and approximately $2,434 at March 31, 2018. Valuation allowances of $2,181 and $2,201 were recorded against the net operating loss deferred tax assets at March 30, 2019 and March 31, 2018, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2018 and forward. With respect to state and local jurisdictions and countries outside of the United States, the Company and subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed.

We operate in certain jurisdictions outside the United States. ASC 740‑30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740‑30, the Company does not consider the earnings subject to the transition tax under the Tax Act permanently reinvested.  All other earnings are considered permanently reinvested.

6. Employee benefit plans

401(k) Plan

All domestic employees of the Company who complete 11 months of service are eligible to participate in the Company’s 401(k) Plan. Participants may contribute up to 80% of annual compensation, limited to nineteen thousand annually (twenty-five thousand for participants aged 50 years and over) as of January 1, 2019. During fiscal 2015, the Company matched 100% of employee contributions up to 4% of compensation. Effective April 15, 2016, the Company temporarily ceased 401(k) matching contributions. Effective September 9, 2018, the Company matched 50% of employee contributions up to 3% of compensation. The amount charged to expense for the Company’s matching contribution was $618, $0 and $58, for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Nonqualified retirement plan

The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair value of the plan asset recorded in other current assets was $5,810 and $5,848 as of March 30, 2019 and March 31, 2018, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $5,816 and $5,854 as of March 30, 2019 and March 31, 2018, respectively.

Pension plan

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long‑term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation. The defined benefit plans are unfunded and approximately 3% of Elfa employees are participants in the defined benefit pension plan.

The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted‑average assumptions:

	March 30,	March 31,
	2019	2018
Change in benefit obligation:
Projected benefit obligation, beginning of year	$4,900	$4,138
Service cost	51	37
Interest cost	141	143
Benefits paid	(85)	(83)
Actuarial loss	364	382
Exchange rate (gain) loss	(509)	283
Projected benefit obligation, end of year	4,862	4,900
Fair value of plan assets, end of year	—	—
Underfunded status, end of year	$(4,862)	$(4,900)
Discount rate	2.6%	3.1%
Rate of pay increases	3.0%	3.0%

The following table provides the components of net periodic benefit cost for fiscal years 2018, 2017, and 2016:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$51	$37	$67
Interest cost	141	143	117
Amortization of unrecognized net loss	68	63	37
Net periodic benefit cost for defined benefit plan	260	243	221
Defined contribution plans	2,078	2,237	1,904
Total net periodic benefit cost	$2,338	$2,480	$2,125

7. Stock‑based compensation

On October 16, 2013, the Board approved the 2013 Incentive Award Plan (“2013 Equity Plan”). The 2013 Equity Plan provides for grants of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments.

On September 12, 2017, the Company's shareholders approved The Container Store Group Inc. Amended and Restated 2013 Incentive Award Plan (the “Amended and Restated Plan”). The Amended and Restated Plan (i) increased the number of shares of common stock available for issuance under such plan from 3,616,570 shares to 11,116,570 shares; (ii) was intended to allow awards under the Amended and Restated Plan to continue to qualify as tax-deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, subject to anticipated changes resulting from the Tax Act as described below; and (iii) made certain minor technical changes to the terms of the Amended and Restated Plan.

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

As of March 30, 2019, there are 11,116,570 shares authorized and 7,394,904 shares available for grant under the Amended and Restated Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Restricted Stock Awards

The Company periodically grants time-based and performance-based restricted stock awards under the Company’s Amended and Restated Plan to certain Directors and employees. The following table summarizes the Company's restricted stock award grants during fiscal 2018 and 2017:

										Number of
										Performance-
						Number of				Based
	Total		Number of			Performance-		Performance-		Awards
	Number of		Time-Based	Time-Based		Based		Based		that Met
	Awards	Grant Date	Awards	Vesting		Awards		Vesting		Performance
Grant Date	Granted	Fair Value	Granted	Period		Granted		Period		Condition
December 12, 2017	22,191	$5.52	4,528	3	years	17,663	(1)	3	years	9,011
June 1, 2018	551,453	$7.68	112,553	3	years	438,900	(2)	3	years	205,616
September 12, 2018	73,264	$10.92	73,264	3	years	—		—		—

(1)	These performance-based restricted stock awards vest based on achievement of fiscal 2017 performance targets and are also subject to time-based vesting requirements.
(2)	These performance-based restricted stock awards vest based on achievement of fiscal 2018 performance targets and are also subject to time-based vesting requirements.

Stock-based compensation cost related to restricted stock awards was $1,527 and $506 for fiscal 2018 and fiscal 2017, respectively. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of March 30, 2019 is expected to be $2,061 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.5 years.

The following table summarizes the Company’s restricted stock awards activity during fiscal 2017 and fiscal 2018:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair Value
Nonvested at April 1, 2017	246,534	$5.37
Granted	22,191	5.52
Forfeited	(25,490)	5.38
Nonvested at March 31, 2018	243,235	$5.39
Granted	624,717	8.06
Vested	(70,132)	5.38
Forfeited	(4,372)	5.29
Withheld related to net settlement	(23,590)	5.38
Nonvested at March 30, 2019	769,858	$7.56

Stock Options

In fiscal 2017 and 2016, the Company granted nonqualified stock options under the Amended and Restated Plan annually to non-employee directors of the Company. The stock options granted vest in equal annual installments over 3 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were no stock option grants in fiscal 2018. The following table summarizes the Company's annual stock option grants during fiscal 2017 and 2016:

Number of Stock
Grant Date	Options Granted
August 1, 2016	276,075
September 12, 2017	343,352

In connection with our stock‑based compensation plans, the Board considers the estimated fair value of the Company’s stock when setting the stock option exercise price as of the date of each grant. The Board determines the exercise price of stock options based on the closing price of the Company’s common stock as reported on The New York Stock Exchange on the grant date. Stock‑based compensation cost is measured at the grant date fair value and is recognized as an expense in the consolidated statements of operations, on a straight‑line basis, over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The Company issues new shares of common stock upon stock option exercise.

Stock‑based compensation cost related to stock options was $1,319, $1,520, and $1,526 during fiscal 2018, fiscal 2017, and fiscal 2016, respectively.  As of March 30, 2019, there was a remaining unrecognized compensation cost of $1,501 (net of estimated forfeitures) that the Company expects to be recognized on a straight‑line basis over a weighted‑average remaining service period of approximately 0.9 years. The intrinsic value of shares exercised was $0, during each of fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The fair value of shares vested was $1,507, $1,613, and $1,464, during fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

The following table summarizes the Company’s stock option activity during fiscal 2018, fiscal 2017, and fiscal 2016:

	Fiscal Year
	2018				2017				2016 (1)
			Weighted-				Weighted-				Weighted-
		Weighted-	average			Weighted-	average			Weighted-	average
		average	contractual	Aggregate		average	contractual	Aggregate		average	contractual	Aggregate
		exercise	term	intrinsic		exercise	term	intrinsic		exercise	term	intrinsic
		price	remaining	value		price	remaining	value		price	remaining	value
	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)
Beginning balance	3,040,206	$15.40			2,946,028	$16.81			2,890,476	$18.02
Granted	—	$—			343,352	$4.10			276,075	$5.35
Exercised	—	$—			—	$—			—	$—
Forfeited	(27,793)	$18.00			(90,881)	$15.13			(98,815)	$18.63
Expired	(116,874)	$17.89			(158,293)	$17.31			(121,708)	$17.95
Ending balance	2,895,539	$15.27	5.27	$2,460,384	3,040,206	$15.40	6.23	$482	2,946,028	$16.81	6.83	$—
Vested and exercisable at end of year	2,428,274	$16.49	4.95	$1,102,326	2,241,283	$17.53	5.65	$7	2,156,537	$17.98	6.51	$—

(1)	Fiscal 2016 includes 6,690 options forfeited and 576 options expired during the five-weeks ended April 2, 2016. There were no options granted or exercised during the five-weeks ended April 2, 2016.

The fair value of stock options is estimated on the date of the grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

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

•	Expected Volatility — The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term.

•	Expected Dividend Yield — The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.
•	Risk‑Free Interest Rate — The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Stock options granted during fiscal 2017 and 2016 were granted at a weighted-average grant date fair value of $2.33, and $3.26, respectively. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal 2017		Fiscal 2016
Expected term	6.0	years	6.0	years
Expected volatility	60.6%		67.9%
Risk-free interest rate	1.9%		1.2%
Dividend yield	0.0%		0.0%

8. Shareholders’ equity

Common stock

During fiscal 2017, the Company issued 27,073 shares of common stock in exchange for consultation services received from a third-party at a weighted-average price of $4.99 per share, respectively.

As of March 30, 2019, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 48,142,319 were issued.

The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

As of March 30, 2019, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

9. Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 2, 2016	$(17)	$(1,058)	$(14,761)	$(15,836)

Other comprehensive loss before reclassifications, net of tax	(543)	(413)	(6,283)	(7,239)
Amounts reclassified to earnings, net of tax	405	27	—	432
Net current period other comprehensive loss	(138)	(386)	(6,283)	(6,807)
Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

Other comprehensive income (loss) before reclassifications, net of tax	1,203	(398)	5,623	6,428
Amounts reclassified to earnings, net of tax	(1,150)	49	—	(1,101)
Net current period other comprehensive income (loss)	53	(349)	5,623	5,327
Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

Other comprehensive loss before reclassifications, net of tax	(2,197)	(92)	(7,911)	(10,200)
Amounts reclassified to earnings, net of tax	1,332	52	—	1,384
Net current period other comprehensive loss	(865)	(40)	(7,911)	(8,816)
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

The unrecognized net actuarial loss included in accumulated other comprehensive income as of March 30, 2019 and March 31, 2018 was $1,833 and $1,793, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company’s consolidated statements of operations. For a description of the Company’s employee benefit plans, refer to Note 6. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 10.

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

In fiscal 2018, fiscal 2017, and fiscal 2016, the TCS segment used forward contracts for 80%, 80%, and 78% of inventory purchases in Swedish krona each year, respectively.  In fiscal 2018, fiscal 2017, and fiscal 2016, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $0, $1,648, and $3,905, which represented 0%, 21%, and 56% of the Elfa segment’s U.S. dollar purchases each year, respectively.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations. During fiscal 2018, the Company did not recognize any amounts associated with the change in fair value of forward contracts not designated as hedge instruments.

The Company had $967 in accumulated other comprehensive loss related to foreign currency hedge instruments at March 30, 2019. Settled foreign currency hedge instruments related to inventory on hand as of March 30, 2019 represents $280 of accumulated unrealized loss. The Company expects the unrealized loss of $280, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.

11. Leases

The Company conducts all of its U.S. operations from leased facilities that include corporate headquarters, warehouse facilities, and 92 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that will expire over the next 1 to 20 years. The Company also leases computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

The following is a schedule of future minimum lease payments due under noncancelable operating and capital leases:

	Operating leases	Capital leases
Within 1 year	$89,869	$203
2 years	86,930	122
3 years	71,295	94
4 years	63,705	13
5 years	55,711	110
Thereafter	167,537	—
Total minimum lease payments	$535,047	$542
Less amount representing interest		(48)
Present value of minimum lease payments		$494

Rent expense for fiscal years 2018, 2017, 2016, was $91,302, $86,070, and $80,647, respectively. Included in rent expense is percentage-of-sales rent expense of $1,684, $354, and $416, for fiscal years 2018, 2017, and 2016, respectively.

12. Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,428 as of March 30, 2019.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

13. Fair value measurements

Under U.S. GAAP, the Company is required to a) measure certain assets and liabilities at fair value or b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non‑performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three‑tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—Valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•

Level 2—Valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model‑based techniques that include option pricing models, discounted cash flow models and similar techniques.

As of March 30, 2019 and March 31, 2018, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at March 30, 2019 and March 31, 2018:

		March 30,	March 31,
Description	Balance Sheet Location	2019	2018
Assets
Nonqualified retirement plan	Other current assets	$5,810	$5,848
Total assets		$5,810	$5,848

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of March 30, 2019 and March 31, 2018, the estimated fair value of the Company’s long-term debt, including current maturities, was $274,753 and $295,605, respectively.

14. Segment reporting

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

Fiscal Year Ended March 30, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$829,622	$65,471	$—	$895,093
Intersegment sales	—	57,849	(57,849)	—
Adjusted EBITDA	84,041	12,563	(257)	96,347
Depreciation and amortization	31,924	4,381	—	36,305
Interest expense, net	27,016	259	—	27,275
Capital expenditures (1)	31,176	2,494	—	33,670
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	38,102	—	225,150
Assets (1)	649,351	103,347	(3,954)	748,744

Fiscal Year Ended March 31, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$787,375	$69,853	$—	$857,228
Intersegment sales	—	54,939	(54,939)	—
Adjusted EBITDA	77,274	13,233	(904)	89,603
Depreciation and amortization	32,504	5,418	—	37,922
Interest expense, net	24,740	273	—	25,013
Capital expenditures (1)	25,678	1,968	—	27,646
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	42,353	—	229,401
Assets (1)	635,529	117,592	(3,752)	749,369

Fiscal Year Ended April 1, 2017	TCS	Elfa	Eliminations	Total
Net sales to third parties	$752,675	$67,255	$—	$819,930
Intersegment sales	—	47,898	(47,898)	—
Adjusted EBITDA (2)	75,268	11,186	105	86,559
Depreciation and amortization	31,572	5,552	—	37,124
Interest expense, net	16,403	284	—	16,687
Capital expenditures (1)	25,901	2,614	—	28,515
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	39,637	—	226,685
Assets (1)	656,884	107,998	(3,048)	761,834

(1)	Tangible assets and trade names in the Elfa column are located outside of the United States.
(2)

The TCS segment includes a net benefit of $3,900 related to amended and restated employment agreements entered into with key executives during the first quarter of fiscal 2016, leading to a reversal of accrued deferred compensation associated with the original employment agreements.

A reconciliation of Adjusted EBITDA by segment to income before taxes is set forth below:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Income before taxes	$21,961	$6,705	$24,355
Add:
Depreciation and amortization	36,305	37,922	37,124
Interest expense, net	27,275	25,013	16,687
Pre-opening costs (a)	2,103	5,293	6,852
Non-cash rent (b)	(1,327)	(1,915)	(1,365)
Stock-based compensation (c)	2,846	2,026	1,989
Loss on extinguishment of debt (d)	2,082	2,369	—
Foreign exchange losses (gains) (e)	60	(596)	(342)
Optimization Plan implementation charges (f)	4,864	11,479	—
Elfa manufacturing facility closure (g)	—	803	—
Other adjustments (h)	178	504	1,259
Adjusted EBITDA	96,347	89,603	86,559

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

(d)

Loss recorded as a result of the amendments made to the  Senior Secured Term Loan Facility in August 2017 and September 2018 and the Revolving Credit Facility in August 2017, which we do not consider in our evaluation of our ongoing operations.

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

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.
(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2018, 2017, and 2016:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Custom Closets (1)	49%	48%	48%
Storage, Long-Term Storage, Shelving	14%	14%	14%
Kitchen and Trash	14%	13%	13%
Office, Collections, Hooks	8%	8%	8%
Bath, Travel, Laundry	8%	8%	8%
Gift Packaging, Seasonal, Impulse	6%	7%	8%
Other	1%	2%	1%
Total	100%	100%	100%

(1)	Includes elfa® and Laren™ products and installation services, as well as closet lifestyle department products sold by the TCS segment and Elfa segment sales to third parties.

15. Net income per common share

Basic net income per common share is computed as net income divided by the weighted‑average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted‑average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock‑based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti‑dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Fiscal Year Ended
	March 30,	March 31,	April 1,
	2019	2018	2017
Numerator:
Net income	$21,680	$19,428	$14,953
Denominator:
Weighted-average common shares — basic	48,139,929	48,061,527	47,996,746
Options and other dilutive securities	260,478	86,198	19,264
Weighted-average common shares — diluted	48,400,407	48,147,725	48,016,010

Net income per common share — basic and diluted	$0.45	$0.40	$0.31
Antidilutive securities not included:
Stock options outstanding	2,436,321	3,006,604	2,954,114
Nonvested restricted stock awards	102,725	41,907	131,957

Schedule I—Condensed Financial Information of registrant

The Container Store Group, Inc. (parent company only)

Condensed balance sheets

	March 30,	March 31,
(in thousands)	2019	2018
Assets
Current assets:
Accounts receivable from subsidiaries	$1,120	$1,120
Total current assets	1,120	1,120
Noncurrent assets:
Investment in subsidiaries	263,573	247,587
Total noncurrent assets	263,573	247,587
Total assets	$264,693	$248,707
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$—	$—
Total current liabilities	—	—
Noncurrent liabilities	—	—
Total liabilities	—	—
Shareholders' equity:
Common stock	481	481
Additional paid-in capital	863,979	861,263
Retained deficit	(599,767)	(613,037)
Total shareholders' equity	264,693	248,707
Total liabilities and shareholders' equity	$264,693	$248,707

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of operations

Fiscal Year Ended
	March 30,	March 31,	April 1,
(in thousands)	2019	2018	2017
Net sales	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—
Gross profit	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—
Stock-based compensation	—	—	—
Pre-opening costs	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
Loss (gain) on disposal of assets	—	—	—
Income from operations	—	—	—
Interest expense	—	—	—
Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	21,680	19,428	14,953
Net income	$21,680	$19,428	$14,953

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of comprehensive income

	Fiscal Year Ended
	March 30,	March 31,	April 1,
(In thousands)	2019	2018	2017
Net income	$21,680	$19,428	$14,953
Unrealized gain (loss) on financial instruments, net of tax (benefit) provision of $(304), $30, and $(85)	(865)	53	(138)
Pension liability adjustment, net of tax provision of $11, $98, and $142	(40)	(349)	(386)
Foreign currency translation adjustment	(7,911)	5,623	(6,283)
Comprehensive income	$12,864	$24,755	$8,146

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

March 30, 2019

Note 1: Basis of presentation

In the parent‑company‑only financial statements, The Container Store Group, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent‑company‑only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2018, fiscal 2017, or fiscal 2016.

Note 2: Guarantees and restrictions

The Container Store, Inc., a subsidiary of the Company, has $257,391 of long‑term debt outstanding under the Senior Secured Term Loan Facility, as of March 30, 2019. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders.

On September 14, 2018, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans, and beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ending March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after September 14, 2018.

The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company’s consolidated subsidiaries was $252,193 as of March 30, 2019.

As of March 30, 2019, The Container Store, Inc. also has $66,159 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions.

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

On August 18, 2017, The Container Store, Inc. also entered into a fourth amendment (the “Revolving Amendment”) to the Revolving Credit Facility dated as of April 6, 2012, which, among other things, extended the maturity date of the loans under the Revolving Credit Facility to August 18, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10‑K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2019.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2019 identified in management’s evaluation pursuant to Rules 13a‑15(d) or 15d‑15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of March 30, 2019, our internal control over financial reporting was effective.

This annual report includes an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Container Store Group, Inc.’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Container Store Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Container Store Group, Inc. as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, comprehensive income, shareholders‘ equity, and cash flows, for each of the three years in the period ended March 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (2), and our report dated May 30, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ Ernst & Young LLP

Dallas, Texas

May 30, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written code of conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Conduct and Ethics is available on our website www.containerstore.com under the heading “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law or New York Stock Exchange listing rules concerning any amendments to, or waivers from, any provision of our Code of Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.

The information regarding the Company’s executive officers is located at the end of Part I of this Annual Report on Form 10‑K. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors,” “Delinquent Section 16(a) Reports,” and “Committees of the Board”.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plan Information”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

2.           Financial Statements Schedules

The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant	95

All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10‑Q	001‑36161	3.1	1/10/2014
3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	10‑Q	001‑36161	3.2	1/10/2014
4.1	Specimen Stock Certificate evidencing the shares of common stock	S‑1/A	333‑191465	4.1	10/21/2013
4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10‑Q	001‑36161	4.1	1/10/2014
4.3	Description of Capital Stock					*
10.1†	Third Amended and Restated Employment Agreement dated May 6, 2016 between William A. (“Kip”) Tindell, III and The Container Store Group, Inc.	8‑K	001‑36161	10.1	5/9/2016
10.2†	Fourth Amended and Restated Employment Agreement, dated January 23, 2019, between Melissa Reiff and The Container Store Group, Inc.	8-K	001-36161	10.1	1/24/2019
10.3†	Fourth Amended and Restated Employment Agreement, dated January 23, 2019, between Sharon Tindell and The Container Store Group, Inc.	8-K	001-36161	10.2	1/24/2019
10.4†	Amended and Restated Employment Agreement, dated January 23, 2019, between Jodi Taylor and The Container Store Group, Inc.	8-K	001-36161	10.3	1/24/2019
10.5†	The Container Store Group, Inc. 2012 Stock Option Plan	S‑8	333‑193255	4.3	1/10/2014
10.6†	Form of Non‑Qualified Stock Option Agreement under 2012 Stock Option Plan	S‑1	333‑191465	10.2	9/30/2013
10.7†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8‑K	001‑36161	10.1	9/18/2017
10.8†	Form of Stock Option Agreement under 2013 Amended and Restated Incentive Award Plan	S‑1/A	333‑191465	10.21	10/21/2013

10.9†	The Container Store Group, Inc. Senior Executive Bonus Plan	10‑Q	001‑36161	10.6	1/10/2014
10.10†	The Container Store Group, Inc. Non‑Qualified Retirement Plan, dated as of March 28, 2011	S‑1	333‑191465	10.3	9/30/2013
10.11	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S‑1	333‑191465	10.11	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10‑K	001‑36161	10.13	5/28/2014
10.13	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent (“ABL Credit Agreement”)	S‑1	333‑191465	10.12	9/30/2013
10.14	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S‑1	333‑191465	10.13	9/30/2013
10.15	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8‑K	001‑36161	10.1	10/09/2015
10.16	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10‑Q	001‑36161	10.6	8/10/2016
10.17	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8‑K	001‑36161	10.2	8/21/2017
10.18	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.14	9/30/2013
10.19	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.15	9/30/2013
10.20	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement (“Term Facility Credit Agreement”)	8‑K	001‑36161	10.1	11/27/2013
10.21	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10‑Q	001‑36161	10.5	8/10/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.22	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8‑K	001‑36161	10.1	8/21/2017
10.23	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/2018
10.24

Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto

						*
10.25	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.9	9/30/2013
10.26	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.10	9/30/2013
10.27	Credit Agreement, dated April 27, 2009, among Elfa International AB, as Borrower, and Tjustbygdens Sparbank AB, as Bank, as transferred to Swedbank AB on January 27, 2012	S‑1	333‑191465	10.16	9/30/2013
10.28†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S‑1	333‑191465	10.17	9/30/2013
10.29	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S‑1	333‑191465	10.18	9/30/2013
10.30†	Indemnification and Hold Harmless Agreement, dated as of June 13, 2012, by and between The Container Store Group, Inc. (formerly known as TCS Holdings, Inc.) and William A. Tindell, III	S‑1	333‑191465	10.20	9/30/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.31	Assumption Agreement, dated as of April 2, 2014, by and between The Container Store Group, Inc. and William A. Tindell, III and Rufus Tindell LLC	10‑K	001‑36161	10.23	5/28/2014
10.32	Master Credit Agreement, dated April 1, 2014, between Elfa International AB, as Borrower, and Nordea Bank AB (publ), as Bank	10‑Q	001‑36161	10.1	7/11/2014
10.33	Master Credit Agreement, dated March 18, 2019, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Bank					*
10.34†	Non‑Employee Director Compensation Policy of The Container Store Group, Inc., amended and restated as of March 28, 2018	10-Q	001-36161	10.32	5/31/2018
10.35†	Form of Restricted Stock Award Agreement and Grant Notice (time‑vesting)	10‑Q	001‑36161	10.7	8/10/2016
10.36†	Form of Restricted Stock Award Agreement and Grant Notice (performance‑vesting)	10‑Q	001‑36161	10.8	8/10/2016
21.1	Subsidiary List					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation					*

*     Filed herewith.

**   Furnished herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10‑K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
/s/ Jodi L. Taylor
Jodi L. Taylor
Date: May 30, 2019	Chief Financial Officer, Chief Administrative Officer and Secretary (duly authorized officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELISSA REIFF	Chief Executive Officer and Director (principal executive officer)	May 30, 2019
Melissa Reiff

/s/ JODI L. TAYLOR	Chief Financial Officer, Chief Administrative Officer and Secretary (principal financial officer)	May 30, 2019
Jodi L. Taylor

/s/ JEFFREY A. MILLER	Vice President and Chief Accounting Officer (principal accounting officer)	May 30, 2019
Jeffrey A. Miller

/s/ SHARON TINDELL	President, Chief Merchandising Officer and Director	May 30, 2019
Sharon Tindell

/s/ WILLIAM A. “KIP” TINDELL, III	Chairman of the Board of Directors	May 30, 2019
William A. “Kip” Tindell, III

/s/ JONATHAN SOKOLOFF	Director	May 30, 2019
Jonathan Sokoloff

/s/ TIMOTHY FLYNN	Director	May 30, 2019
Timothy Flynn

/s/ J. KRISTOFER GALASHAN	Director	May 30, 2019
J. Kristofer Galashan

/s/ ROBERT E. JORDAN	Director	May 30, 2019
Robert E. Jordan

/s/ WALTER ROBB	Director	May 30, 2019
Walter Robb

/s/ RAJENDRA SISODIA	Director	May 30, 2019
Rajendra Sisodia

/s/ CARYL STERN	Director	May 30, 2019
Caryl Stern