Form 10-Q
period 2019-06-29
Container Store Group, Inc.
filed 2019-07-31
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0565401
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

500 Freeport Parkway, Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 538-6000

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 49,233,210 shares of its common stock outstanding as of July 26, 2019.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	June 29,	March 30,	June 30,
(In thousands)	2019	2019	2018
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$11,404	$7,364	$14,102
Accounts receivable, net	27,821	25,568	24,840
Inventory	120,512	108,650	104,135
Prepaid expenses	11,129	10,078	10,842
Income taxes receivable	1,124	1,003	812
Other current assets	11,867	11,705	12,577
Total current assets	183,857	164,368	167,308
Noncurrent assets:
Property and equipment, net	152,448	152,588	151,455
Noncurrent operating lease assets	353,490	—	—
Goodwill	202,815	202,815	202,815
Trade names	225,182	225,150	226,613
Deferred financing costs, net	223	241	294
Noncurrent deferred tax assets, net	1,898	1,912	2,101
Other assets	1,607	1,670	1,777
Total noncurrent assets	937,663	584,376	585,055
Total assets	$1,121,520	$748,744	$752,363

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	June 29,	March 30,	June 30,
(In thousands, except share and per share amounts)	2019	2019	2018
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$55,387	$58,734	$52,215
Accrued liabilities	68,507	67,163	71,817
Revolving lines of credit	9,951	5,511	889
Current portion of long-term debt	6,931	7,016	7,780
Current operating lease liabilities	58,664	—	—
Income taxes payable	2,011	2,851	2,019
Total current liabilities	201,451	141,275	134,720
Noncurrent liabilities:
Long-term debt	272,556	254,960	291,038
Noncurrent operating lease liabilities	327,221	—	—
Noncurrent deferred tax liabilities, net	50,182	51,702	49,378
Other long-term liabilities	8,903	36,114	41,337
Total noncurrent liabilities	658,862	342,776	381,753
Total liabilities	860,313	484,051	516,473
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,283,197 shares issued at June 29, 2019; 48,142,319 shares issued at March 30, 2019; 48,138,907 shares issued at June 30, 2018	483	481	481
Additional paid-in capital	864,386	863,978	861,726
Accumulated other comprehensive loss	(25,929)	(26,132)	(24,239)
Retained deficit	(577,733)	(573,634)	(602,078)
Total shareholders’ equity	261,207	264,693	235,890
Total liabilities and shareholders’ equity	$1,121,520	$748,744	$752,363

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

lunch

	Thirteen Weeks Ended
	June 29,	June 30,
(In thousands, except share and per share amounts) (unaudited)	2019	2018
Net sales	$209,520	$195,823
Cost of sales (excluding depreciation and amortization)	89,713	81,052
Gross profit	119,807	114,771
Selling, general, and administrative expenses (excluding depreciation and amortization)	109,029	106,605
Stock-based compensation	811	586
Pre-opening costs	477	346
Depreciation and amortization	9,706	9,337
Other (income) expenses	(27)	193
(Gain) loss on disposal of assets	(4)	40
Loss from operations	(185)	(2,336)
Interest expense, net	5,709	7,908
Loss before taxes	(5,894)	(10,244)
Benefit for income taxes	(1,795)	(3,480)
Net loss	$(4,099)	$(6,764)

Net loss per common share—basic and diluted	$(0.08)	$(0.14)

Weighted-average common shares—basic and diluted	48,231,148	48,138,907

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive loss

	Thirteen Weeks Ended
	June 29,	June 30,
(In thousands) (unaudited)	2019	2018
Net loss	$(4,099)	$(6,764)
Unrealized loss on financial instruments, net of tax benefit of $(18) and $(566)	(128)	(1,785)
Pension liability adjustment, net of tax provision	(2)	153
Foreign currency translation adjustment	333	(5,291)
Comprehensive loss	$(3,896)	$(13,687)

See accompanying notes.

CoThe Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	June 29,	June 30,
(In thousands) (unaudited)	2019	2018
Operating activities
Net loss	$(4,099)	$(6,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,706	9,337
Stock-based compensation	811	586
(Gain) loss on disposal of assets	(4)	40
Deferred tax benefit	(1,891)	(3,874)
Non-cash interest	465	759
Changes in operating assets and liabilities:
Accounts receivable	(2,200)	110
Inventory	(11,923)	(9,975)
Prepaid expenses and other assets	(670)	(198)
Accounts payable and accrued liabilities	2,275	10,030
Net change in lease assets and liabilities	(152)	—
Income taxes	(1,009)	(3,303)
Other noncurrent liabilities	370	(68)
Net cash used in operating activities	(8,321)	(3,320)

Investing activities
Additions to property and equipment	(8,703)	(4,456)
Proceeds from sale of property and equipment	4	1
Net cash used in investing activities	(8,699)	(4,455)

Financing activities
Borrowings on revolving lines of credit	17,961	7,581
Payments on revolving lines of credit	(13,599)	(6,663)
Borrowings on long-term debt	19,000	15,000
Payments on long-term debt	(1,741)	(1,954)
Payment of taxes with shares withheld upon restricted stock vesting	(347)	(122)
Net cash provided by financing activities	21,274	13,842

Effect of exchange rate changes on cash	(214)	(364)

Net increase in cash	4,040	5,703
Cash at beginning of fiscal period	7,364	8,399
Cash at end of fiscal period	$11,404	$14,102

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,590	$852

See accompanying notes.

The Container Store Group Inc.

Consolidated statements of shareholder’s equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693
Net loss		—	—	—	—	(4,099)	(4,099)
Stock-based compensation		—	—	811	—	—	811
Vesting of restricted stock awards		140,878	2	(56)	—	—	(54)
Taxes related to net share settlement of restricted stock awards		—	—	(347)	—	—	(347)
Foreign currency translation adjustment		—	—	—	333	—	333
Unrealized gain on financial instruments, net of ($18) tax benefit		—	—	—	(128)	—	(128)
Pension liability adjustment, net of $0 tax benefit		—	—	—	(2)	—	(2)
Balance at June 29, 2019	$0.01	48,283,197	483	864,386	(25,929)	(577,733)	261,207

Balance at March 31, 2018	$0.01	48,072,187	$481	$861,263	$(17,316)	$(595,721)	$248,707
Net loss		—	—	—	—	(6,764)	(6,764)
Stock-based compensation		—	—	586	—	—	586
Vesting of restricted stock awards		66,720	—	(1)	—	—	(1)
Taxes related to net share settlement of restricted stock awards		—	—	(122)	—	—	(122)
Cumulative adjustment for adoption of ASC 606		—	—	—	—	407	407
Foreign currency translation adjustment		—	—	—	(5,291)	—	(5,291)
Unrealized gain on financial instruments, net of ($566) tax benefit		—	—	—	(1,785)	—	(1,785)
Pension liability adjustment, net of $39 tax provision		—	—	—	153	—	153
Balance at June 30, 2018	$0.01	48,138,907	481	861,726	(24,239)	(602,078)	235,890

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

June 29, 2019

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the Securities and Exchange Commission on May 30, 2019 (the “2018 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements, with the exception of lease accounting as discussed further below. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All references herein to “fiscal 2019” refer to the 52-week fiscal year ending March 28, 2020, “fiscal 2018” refer to the 52-week fiscal year ended March 30, 2019, and “fiscal 2017” refer to the 52-week fiscal year ended March 31, 2018.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc.  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains a controlling interest in the Company.  As of June 29, 2019, The Container Store, Inc. (“TCS”) operates 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers),  through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended June 29, 2019 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases previously had an off-balance sheet classification. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2019 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $352,059 at transition. However, this standard did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. See Note 3 for further discussion on leases.

In July 2016, the FASB issued ASU 2016-13, Financial Instruments –  Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

2.  Detail of certain balance sheet accounts

	June 29,	March 30,	June 30,
	2019	2019	2018
Accounts receivable, net:
Trade receivables, net	$15,366	$16,730	$12,898
Credit card receivables	10,677	7,244	10,054
Tenant allowances	325	110	235
Other receivables	1,453	1,484	1,653
	$27,821	$25,568	$24,840
Inventory:
Finished goods	$115,536	$103,774	$98,851
Raw materials	4,321	4,282	4,663
Work in progress	655	594	621
	$120,512	$108,650	$104,135
Accrued liabilities:
Accrued payroll, benefits and bonuses	$21,057	$19,771	$25,177
Unearned revenue	15,297	10,744	14,643
Accrued transaction and property tax	11,484	12,249	9,366
Gift cards and store credits outstanding	9,010	8,777	8,685
Accrued lease liabilities	—	4,882	4,619
Accrued interest	1,796	209	258
Other accrued liabilities	9,863	10,531	9,069
	$68,507	$67,163	$71,817

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $10,744 as of March 30, 2019, and $9,337 was subsequently recognized into revenue for the thirteen weeks ended June 29, 2019.  Gift cards and store credits outstanding was $8,777 as of March 30, 2019, and $1,083 was subsequently recognized into revenue for the thirteen weeks ended June 29, 2019. See Note 10 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include corporate headquarters, warehouse facilities, and 92 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that will expire over the next 1 to 20 years. We also lease computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

Lease expense on operating leases is recorded on a straight‑line basis over the term of the lease, commencing on the date the Company takes possession of the leased property and is recorded in selling, general and administrative expenses (“SG&A”).

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. Our variable lease payments include lease payments that are based on a percentage of sales.

Upon lease commencement, we recognize the lease liability measured at the present value of the fixed future minimum lease payments. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to present value the future lease payments, and the exercise of renewal options.

Many of our leases contain renewal options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal option.

Discount Rate

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilized an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment.

The components of lease costs for the thirteen weeks ended June 29, 2019 were as follows:

Operating lease costs	$22,364
Variable lease costs	472
Total lease costs	$22,836

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen weeks ended June 29, 2019.

Supplemental cash flow information related to our leases for the thirteen weeks ended June 29, 2019 were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$22,168
Additions to right-of-use assets	$15,565

Weighted average remaining operating lease term and incremental borrowing rate as of June 29, 2019 were as follows:

Weighted average remaining lease term (years)	7.3
Weighted average incremental borrowing rate	8.8%

As of June 29, 2019, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases
Within 1 year (remaining)	$66,973
2 years	87,235
3 years	73,111
4 years	65,601
5 years	57,573
Thereafter	181,773
Total lease payments	$532,266
Less amount representing interest	(146,381)
Total lease liability	$385,885
Less current lease liability	(58,664)
Total non-current lease liability	$327,221

4.  Net loss per common share

Basic net loss per common share is computed as net loss divided by the weighted-average number of common shares for the period. Net loss per common share – diluted is computed as net loss divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of net loss per common share – diluted if their effect is anti-dilutive.

The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per common share calculations:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Numerator:
Net loss	$(4,099)	$(6,764)
Denominator:
Weighted-average common shares—basic and diluted	48,231,148	48,138,907

Net loss per common share—basic and diluted	$(0.08)	$(0.14)
Antidilutive securities not included:
Stock options outstanding	2,497,573	2,598,505
Nonvested restricted stock awards	197,687	123,001

5.  Income taxes

The benefit for income taxes in the thirteen weeks ended June 29, 2019 was $1,795 as compared to $3,480 in the thirteen weeks ended June 30, 2018. The effective tax rate for the thirteen weeks ended June 29, 2019 was 30.5%, as compared to 34.0% in the thirteen weeks ended June 30, 2018. During the thirteen weeks ended June 29, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to the impact of the global intangible low-taxed income (“GILTI”) provision from the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”) enacted in fiscal 2017 and U.S. state income taxes. During the thirteen weeks ended June 30, 2018, the effective tax rate rose above the U.S. statutory rate primarily due to the recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate with a pre-tax loss in the quarter, the impact of the GILTI provision from the Tax Cuts and Jobs Act, and U.S. state income taxes.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,450 as of June 29, 2019.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended June 29, 2019:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

Other comprehensive loss before reclassifications, net of tax	(250)	(2)	333	81
Amounts reclassified to earnings, net of tax	122	—	—	122
Net current period other comprehensive loss	(128)	(2)	333	203

Balance at June 29, 2019	$(1,095)	$(1,835)	$(22,999)	$(25,929)

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

During the thirteen weeks ended June 29, 2019 and June 30, 2018, the TCS segment used forward contracts for 100% of inventory purchases in Swedish krona. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended June 29, 2019 and June 30, 2018. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirteen weeks ended June 29, 2019, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $1,095 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at June 29, 2019, of which $405 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of June 29, 2019. The Company expects the unrealized loss of $405, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of June 29, 2019, March 30, 2019 and June 30, 2018, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			June 29,	March 30,	June 30,
Description		Balance Sheet Location	2019	2019	2018
Assets
Nonqualified retirement plan	N/A	Other current assets	$5,673	$5,810	$5,999
Total assets			$5,673	$5,810	$5,999

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of June 29, 2019, March 30, 2019 and June 30, 2018, the estimated fair value of the Company’s long-term debt, including current maturities, was $295,942,  $274,753, and $312,876, respectively.

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

Thirteen Weeks Ended June 29, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$195,076	$14,444	$—	$209,520
Intersegment sales	—	11,550	(11,550)	—
Adjusted EBITDA	10,234	2,088	(1,679)	10,643
Interest expense, net	5,614	95	—	5,709
Assets (1)	1,018,984	107,678	(5,142)	1,121,520

Thirteen Weeks Ended June 30, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$180,082	$15,741	$—	$195,823
Intersegment sales	—	10,395	(10,395)	—
Adjusted EBITDA	10,103	1,599	689	12,391
Interest expense, net	7,845	63	—	7,908
Assets (1)	649,190	106,446	(3,273)	752,363

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of loss before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Loss before taxes	$(5,894)	$(10,244)
Add:
Depreciation and amortization	9,706	9,337
Interest expense, net	5,709	7,908
Pre-opening costs (a)	477	346
Non-cash lease expense (b)	(64)	(637)
Stock-based compensation (c)	811	586
Foreign exchange (gains) losses (d)	(75)	38
Optimization Plan implementation charges (e)	—	4,864
Other adjustments (f)	(27)	193
Adjusted EBITDA	$10,643	$12,391

(a)

Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)

Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)

Charges incurred to implement our four-part optimization plan to drive improved sales and profitability, launched during fiscal 2017 (the “Optimization Plan”), which include certain consulting costs recorded in SG&A in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(f)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

11.  Stock-based compensation

On June 1, 2019, the Company granted time-based and performance-based restricted stock awards under the Company’s Amended and Restated 2013 Incentive Award Plan to certain officers and employees of the Company. The total number of restricted shares granted was 605,927 with a grant-date fair value of $7.03 per share. The time-based restricted stock awards will vest over 3 years. The performance-based restricted stock awards vest based on achievement of fiscal 2019 performance targets and are also subject to time-based vesting requirements over 3 years.

Unrecognized compensation expense related to outstanding restricted stock awards to employees as of June 29, 2019 is expected to be $4,900, and recognized over a weighted average period of 1.8 years. As of June 29, 2019, the total number of nonvested restricted stock awards was 950,013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, anticipated capital expenditures and interest expense, and expectations regarding our second distribution center, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; effects of competition on our business; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; risks related to our indebtedness; our inability to effectively manage online sales; our dependence on a single distribution center for all of our stores; risks related to opening a second distribution center; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; risks associated with our dependence on foreign imports; material damage to or interruptions in our information technology systems; our inability to lease space on favorable terms; the vulnerability of our facilities and systems to natural disasters and other unexpected events; our reliance on third-party web service providers; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our ability to control increasing costs, including fluctuations in currency exchange rates and rising health care and labor costs; risks related to new store openings; our dependence on our brand image and any inability to protect our brand; our failure to effectively manage our growth; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; rising health care and labor costs; risks related to violations of anti-bribery and anti-kickback laws; risks related to our fixed lease obligations; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets; impacts to our business as a result of the Tax Cuts and Jobs Act; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’ intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2019.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2019 ends on March 28, 2020 and fiscal 2018 ended on March 30, 2019. The first quarter of fiscal 2019 ended on June 29, 2019 and the first quarter of fiscal 2018 ended on June 30, 2018, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•   The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of June 29, 2019, we operated 92 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas and we are currently in the process of opening a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019.

•   Elfa, The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

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

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Net sales	$209,520	$195,823
Cost of sales (excluding depreciation and amortization)	89,713	81,052
Gross profit	119,807	114,771
Selling, general, and administrative expenses (excluding depreciation and amortization)	109,029	106,605
Stock-based compensation	811	586
Pre-opening costs	477	346
Depreciation and amortization	9,706	9,337
Other (income) expenses	(27)	193
(Gain) loss on disposal of assets	(4)	40
Loss from operations	(185)	(2,336)
Interest expense, net	5,709	7,908
Loss before taxes	(5,894)	(10,244)
Benefit for income taxes	(1,795)	(3,480)
Net loss	$(4,099)	$(6,764)

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.8%	41.4%
Gross profit	57.2%	58.6%
Selling, general, and administrative expenses (excluding depreciation and amortization)	52.0%	54.4%
Stock‑based compensation	0.4%	0.3%
Pre‑opening costs	0.2%	0.2%
Depreciation and amortization	4.6%	4.8%
Other (income) expenses	(0.0)%	0.1%
(Gain) loss on disposal of assets	(0.0)%	0.0%
Loss from operations	(0.1)%	(1.2)%
Interest expense, net	2.7%	4.0%
Loss before taxes	(2.8)%	(5.2)%
Benefit for income taxes	(0.9)%	(1.8)%
Net loss	(2.0)%	(3.5)%
Operating data:
Comparable store sales growth for the period (1)	7.8%	4.7%
Number of stores open at end of period	92	91
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$10,643	$12,391
Adjusted net loss (4)	$(4,099)	$(4,012)
Adjusted net loss per common share—diluted (4)	$(0.08)	$(0.08)

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

(2)

We have presented EBITDA, Adjusted EBITDA, adjusted net loss, and adjusted net loss per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018

Net loss	$(4,099)	$(6,764)
Depreciation and amortization	9,706	9,337
Interest expense, net	5,709	7,908
Income tax benefit	(1,795)	(3,480)
EBITDA	9,521	7,001
Pre-opening costs (a)	477	346
Non-cash lease expense (b)	(64)	(637)
Stock-based compensation (c)	811	586
Foreign exchange (gains) losses (d)	(75)	38
Optimization Plan implementation charges (e)	—	4,864
Other adjustments (f)	(27)	193
Adjusted EBITDA	$10,643	$12,391

(a)

Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)

Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)

Charges incurred to implement our four-part optimization plan to drive improved sales and profitability, launched during fiscal 2017 (the “Optimization Plan”), which include certain consulting costs recorded in selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(f)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4)

Adjusted net loss and adjusted net loss per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net loss as net loss before restructuring charges, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net loss per common share – diluted as adjusted net loss divided by the diluted weighted average common shares outstanding. We use adjusted net loss and adjusted net loss per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net loss and adjusted net loss per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net loss and net loss per common share – diluted to the non-GAAP financial measures of adjusted net loss and adjusted net loss per common share – diluted is set forth below:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018

Numerator:
Net loss	$(4,099)	$(6,764)
Optimization Plan implementation charges (a)	—	4,864
Taxes (b)	—	(2,112)
Adjusted net loss	$(4,099)	$(4,012)
Denominator:
Weighted-average common shares outstanding — diluted	48,231,148	48,138,907

Net loss per common share — diluted	$(0.08)	$(0.14)
Adjusted net loss per common share — diluted	$(0.08)	$(0.08)

(a)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(b)

Tax impact of adjustments to net loss and the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended June 29, 2019 Compared to Thirteen Weeks Ended June 30, 2018

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended June 29, 2019 and June 30, 2018:

	June 29, 2019	% total	June 30, 2018	% total
TCS net sales	$195,076	93.1%	$180,082	92.0%
Elfa third party net sales	14,444	6.9%	15,741	8.0%
Net sales	$209,520	100.0%	$195,823	100.0%

Net sales in the thirteen weeks ended June 29, 2019 increased by $13,697, or 7.0%, compared to the thirteen weeks ended June 30, 2018. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended June 30, 2018	$195,823
Incremental net sales increase (decrease) due to:
Comparable stores (including a $5,108, or 29.2%, increase in online sales)	13,826
New stores	754
Elfa third party net sales (excluding impact of foreign currency translation)	(14)
Impact of foreign currency translation on Elfa third party net sales	(1,283)
Shipping and delivery	414
Net sales for the thirteen weeks ended June 29, 2019	$209,520

In the thirteen weeks ended June 29, 2019, comparable stores generated a $13,826, or 7.8% increase in net sales.  Additionally, two new stores generated $754 of incremental net sales, both of which were opened during fiscal 2018. Elfa third party net sales decreased $1,297 in the thirteen weeks ended June 29, 2019. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended June 29, 2019 and thirteen weeks ended June 30, 2018, Elfa third party net sales decreased $14.

Gross profit and gross margin

Gross profit in the thirteen weeks ended June 29, 2019 increased by $5,036, or 4.4%, compared to the thirteen weeks ended June 30, 2018. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended June 29, 2019 and June 30, 2018 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	June 29, 2019	June 30, 2018
TCS gross margin	57.4%	57.9%
Elfa gross margin	36.3%	37.3%
Total gross margin	57.2%	58.6%

TCS gross margin decreased 50 basis points primarily due to marketing and merchandising campaigns that drove a higher mix of campaign driven sales, partially offset by an improvement in foreign currency translation. Elfa gross margin decreased 100 basis points primarily due to higher direct materials costs attributable to higher raw materials prices and a weaker Swedish krona. In total, gross margin decreased 140 basis points primarily due to  a higher mix of lower margin products and services sold in the first quarter of fiscal 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended June 29, 2019 increased by $2,424, or 2.3%, compared to the thirteen weeks ended June 30, 2018. As a percentage of consolidated net sales, SG&A decreased by 240 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended June 29, 2019 and June 30, 2018:

	June 29, 2019	June 30, 2018
	% of Net sales	% of Net sales
TCS selling, general and administrative	48.5%	50.2%
Elfa selling, general and administrative	3.5%	4.2%
Total selling, general and administrative	52.0%	54.4%

TCS selling, general and administrative expenses decreased by 170 basis points as a percentage of consolidated net sales. This was primarily due to Optimization Plan expenses incurred in the first quarter of fiscal 2018 that were not incurred in the first quarter of fiscal 2019, partially offset by increased Custom Closets marketing expenses and costs associated with the second distribution center. Elfa selling, general and administrative expenses decreased by 70 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Interest expense

Interest expense decreased by $2,199, or 27.8%, in the thirteen weeks ended June 29, 2019 to $5,709, as compared to $7,908 in the thirteen weeks ended June 30, 2018.  This decrease is primarily due to an amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility (as defined below) that was entered into during the second quarter of fiscal 2018, pursuant to which, among other things, the applicable interest rate margin was decreased to 5.00% for LIBOR loans and 4.00% for base rate loans.

Taxes

The benefit for income taxes in the thirteen weeks ended June 29, 2019 was $1,795 as compared to $3,480 in the thirteen weeks ended June 30, 2018. The effective tax rate for the thirteen weeks ended June 29, 2019 was 30.5%, as compared to 34.0% in the thirteen weeks ended June 30, 2018. The decrease in the effective tax rate is primarily due to the remeasurement of deferred tax balances in the first quarter of fiscal 2018 as a result of a change in the Swedish tax rate.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including building our second distribution center, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, operating lease assets and liabilities, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Senior Secured Credit Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At June 29, 2019, we had $11,404 of cash, of which $3,852 was held by our foreign subsidiaries. In addition, we had $57,029 of additional availability under the Revolving Credit Facility and approximately $14,276 of additional availability under the 2019 Elfa Revolving Credit Facility (as defined below) as of June 29, 2019.  There were $4,450 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Net cash used in operating activities	$(8,321)	$(3,320)
Net cash used in investing activities	(8,699)	(4,455)
Net cash provided by financing activities	21,274	13,842
Effect of exchange rate changes on cash	(214)	(364)
Net increase in cash	$4,040	$5,703
Free cash flow (Non-GAAP) (1)	$(17,024)	$(7,776)

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash used in operating activities

Cash from operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $8,321 for the thirteen weeks ended June 29, 2019.  Non-cash items of $9,087 and net income of $4,099 were partially offset by a net change in operating assets and liabilities of $13,309. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to new product introductions and inventory build-up related to the new distribution center as well as timing of credit card receivables, partially offset by an increase in accounts payable and accrued liabilities primarily driven by timing of inventory receipts during the thirteen weeks ended June 29, 2019.

Net cash used in operating activities was $3,320 for the thirteen weeks ended June 30, 2018.  Net loss of $6,764 and a net change in operating assets and liabilities of $3,404 were partially offset by non-cash items of $6,848. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory and a decrease in income taxes payable, partially offset by a decrease in accounts payable and accrued liabilities during the thirteen weeks ended June 30, 2018.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the thirteen weeks ended June 29, 2019 were $8,703 with new store openings, relocations and existing store remodels accounting for less than half of spending at $2,303. We did not open any stores during the thirteen weeks ended June 29, 2019.  We incurred $4,416 of capital expenditures for distribution centers, the majority of which is related to the new distribution center in Aberdeen, Maryland, which is expected to be operational in late fiscal 2019. The remaining capital expenditures of $1,984 were primarily for investments in information technology and new product rollouts.

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

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $21,274 for the thirteen weeks ended June 29, 2019. This included proceeds of $19,000 from borrowings under the Revolving Credit Facility, and net proceeds of $4,362 from borrowings under the 2019 Elfa Senior Secured Credit Facilities, partially offset by net payments of $1,741 for repayment of long-term indebtedness, and $347 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

Net cash provided by financing activities was $13,842 for the thirteen weeks ended June 30, 2018. This included $15,000 from borrowings under the Revolving Credit Facility combined with net proceeds of $918 from borrowings under the 2014 Elfa Revolving Credit Facility to support higher working capital needs. The net proceeds of the revolver borrowings were partially offset by payments of $1,954 for repayment of long-term indebtedness and $122 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

As of June 29, 2019, TCS had a total of $57,029 of unused borrowing availability under the Revolving Credit Facility, and $31,000 of borrowings outstanding under the Revolving Credit Facility.

As of June 29, 2019, Elfa had a total of $14,276 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and $9,951 borrowings outstanding under the 2019 Elfa Senior Secured Credit Facilities.

Free cash flow (Non-GAAP)

We present free cash flow, which we define as net cash used in operating activities in a period minus payments for property and equipment made in that period, because we believe it is a useful indicator of the Company's overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company's free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first fiscal quarter, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	June 29,	June 30,
	2019	2018
Net cash used in operating activities	$(8,321)	$(3,320)
Less: Additions to property and equipment	(8,703)	(4,456)
Free cash flow	$(17,024)	$(7,776)

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On September 14, 2018 (the “Effective Date”), the Company entered into a Fifth Amendment to the Senior Secured Term Loan Facility. The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans and, beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ended March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after the Effective Date.

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  We drew down a net amount of approximately $10,000 on the Revolving Credit Facility in connection with the closing of the Fifth Amendment. As of June 29, 2019, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $255,688 and the interest rate on such borrowings is LIBOR +4.75%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of June 29, 2019, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as

amended, the “Revolving Credit Facility”). The maturity date of the loans under the Revolving Credit Facility is the earlier of August 18, 2022.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of June 29, 2019, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced  its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,845 as of June 29, 2019) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,383 as of June 29, 2019) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,692 as of June 29, 2019), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than

3.20.  As of June 29, 2019, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting policies and estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019. As of June 29, 2019, there were no significant changes to any of our critical accounting policies and estimates, with the exception of the adoption of ASU 2016-02, Leases, which is updated below.

Leases

We recognize a lease liability upon lease commencement, measured at the present value of the fixed future minimum lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Lease expense on operating leases is recorded on a straight-line basis over the term of the lease and is recorded in SG&A.

Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to the present value of the future lease payments, and the exercise of renewal options. Our leases do not provide information about the rate implicit in the lease; therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. Additionally, many of our leases contain renewal options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal option.

For further discussion about leases see Note 1 and Note 3 in the Notes to consolidated financial statements.

Contractual obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019, other than those which occur in the normal course of business.

Off-Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

oklITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of June 29, 2019 has not materially changed since March 30, 2019. Our market risk profile as of March 30, 2019 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 30, 2019. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2019.

Changes in Internal Control

During the first quarter of fiscal 2019, the Company implemented controls related to its adoption of ASU 2016-02, Leases (Topic 842), and the related financial statement reporting. Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation					*

*     Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: July 31, 2019	\s\ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: July 31, 2019	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)