Form 10-Q
period 2019-09-28
Container Store Group, Inc.
filed 2019-10-30
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0565401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Freeport Parkway, Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 538-6000

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 49,232,753 shares of its common stock outstanding as of October 25, 2019.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	September 28,	March 30,	September 29,
(In thousands)	2019	2019	2018
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$9,029	$7,364	$7,212
Accounts receivable, net	26,030	25,568	25,400
Inventory	133,200	108,650	110,801
Prepaid expenses	11,736	10,078	11,021
Income taxes receivable	2,603	1,003	3,394
Other current assets	10,518	11,705	10,562
Total current assets	193,116	164,368	168,390
Noncurrent assets:
Property and equipment, net	155,107	152,588	149,259
Noncurrent operating lease assets	362,609	—	—
Goodwill	202,815	202,815	202,815
Trade names	223,184	225,150	226,939
Deferred financing costs, net	206	241	276
Noncurrent deferred tax assets, net	1,803	1,912	1,979
Other assets	1,732	1,670	1,796
Total noncurrent assets	947,456	584,376	583,064
Total assets	$1,140,572	$748,744	$751,454

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	September 28,	March 30,	September 29,
(In thousands, except share and per share amounts)	2019	2019	2018
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$74,376	$58,734	$62,313
Accrued liabilities	65,522	67,163	64,199
Revolving lines of credit	10,813	5,511	1,128
Current portion of long-term debt	6,936	7,016	7,052
Current operating lease liabilities	61,663	—	—
Income taxes payable	254	2,851	1,851
Total current liabilities	219,564	141,275	136,543
Noncurrent liabilities:
Long-term debt	268,007	254,960	282,289
Noncurrent operating lease liabilities	333,603	—	—
Noncurrent deferred tax liabilities, net	49,516	51,702	50,630
Other long-term liabilities	10,534	36,114	41,020
Total noncurrent liabilities	661,660	342,776	373,939
Total liabilities	881,224	484,051	510,482
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,306,412 shares issued at September 28, 2019; 48,142,319 shares issued at March 30, 2019; 48,138,907 shares issued at September 29, 2018	483	481	481
Additional paid-in capital	865,347	863,978	862,495
Accumulated other comprehensive loss	(32,395)	(26,132)	(23,167)
Retained deficit	(574,087)	(573,634)	(598,837)
Total shareholders’ equity	259,348	264,693	240,972
Total liabilities and shareholders’ equity	$1,140,572	$748,744	$751,454

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands, except share and per share amounts) (unaudited)	2019	2018	2019	2018
Net sales	$236,432	$224,453	$445,952	$420,276
Cost of sales (excluding depreciation and amortization)	99,628	93,878	189,341	174,930
Gross profit	136,804	130,575	256,611	245,346
Selling, general, and administrative expenses (excluding depreciation and amortization)	113,978	105,656	222,309	212,261
Stock-based compensation	965	769	1,776	1,355
Pre-opening costs	2,331	881	3,506	1,227
Depreciation and amortization	8,742	9,128	18,448	18,465
Other expenses	403	24	376	217
(Gain) loss on disposal of assets	—	—	(4)	40
Income from operations	10,385	14,117	10,200	11,781
Interest expense, net	5,402	7,377	11,111	15,285
Loss on extinguishment of debt	—	2,082	—	2,082
Income (loss) before taxes	4,983	4,658	(911)	(5,586)
Provision (benefit) for income taxes	1,337	1,417	(458)	(2,063)
Net income (loss)	$3,646	$3,241	$(453)	$(3,523)

Net income (loss) per common share — basic and diluted	$0.08	$0.07	$(0.01)	$(0.07)

Weighted-average common shares — basic	48,291,643	48,138,907	48,261,395	48,138,907
Weighted-average common shares — diluted	48,417,474	48,519,166	48,261,395	48,138,907

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands) (unaudited)	2019	2018	2019	2018
Net income (loss)	$3,646	$3,241	$(453)	$(3,523)
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of $(981), $154, $(1,000) and $(412)	(2,801)	438	(2,929)	(1,347)
Pension liability adjustment, net of tax provision (benefit)	125	(18)	123	135
Foreign currency translation adjustment	(3,790)	652	(3,457)	(4,639)
Comprehensive (loss) income	$(2,820)	$4,313	$(6,716)	$(9,374)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	September 28,	September 29,
(In thousands) (unaudited)	2019	2018
Operating activities
Net loss	$(453)	$(3,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,448	18,465
Stock-based compensation	1,776	1,355
(Gain) loss on disposal of assets	(4)	40
Loss on extinguishment of debt	—	2,082
Deferred tax benefit	(1,810)	(2,927)
Non-cash interest	931	1,418
Other	199	—
Changes in operating assets and liabilities:
Accounts receivable	(1,858)	(373)
Inventory	(25,988)	(17,066)
Prepaid expenses and other assets	310	1,875
Accounts payable and accrued liabilities	17,424	13,304
Net change in lease assets and liabilities	122	—
Income taxes	(4,254)	(6,083)
Other noncurrent liabilities	912	(431)
Net cash provided by operating activities	5,755	8,136

Investing activities
Additions to property and equipment	(21,534)	(10,669)
Proceeds from sale of property and equipment	4	7
Net cash used in investing activities	(21,530)	(10,662)

Financing activities
Borrowings on revolving lines of credit	35,428	45,404
Payments on revolving lines of credit	(29,676)	(19,267)
Borrowings on long-term debt	29,000	272,500
Payments on long-term debt	(16,775)	(294,497)
Payment of debt issuance costs	—	(2,244)
Payment of taxes with shares withheld upon restricted stock vesting	(356)	(122)
Net cash provided by financing activities	17,621	1,774

Effect of exchange rate changes on cash	(181)	(435)

Net increase (decrease) in cash	1,665	(1,187)
Cash at beginning of fiscal period	7,364	8,399
Cash at end of fiscal period	$9,029	$7,212

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$1,177	$1,192

See accompanying notes.

The Container Store Group Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693
Net loss		—	—	—	—	(4,099)	(4,099)
Stock-based compensation		—	—	811	—	—	811
Vesting of restricted stock awards		140,878	2	(56)	—	—	(54)
Taxes related to net share settlement of restricted stock awards		—	—	(347)	—	—	(347)
Foreign currency translation adjustment		—	—	—	333	—	333
Unrealized gain on financial instruments, net of ($18) tax benefit		—	—	—	(128)	—	(128)
Pension liability adjustment, net of $0 tax benefit		—	—	—	(2)	—	(2)
Balance at June 29, 2019	$0.01	48,283,197	483	864,386	(25,929)	(577,733)	261,207
Net income		—	—	—	—	3,646	3,646
Stock-based compensation		—	—	965	—	—	965
Vesting of restricted stock awards		23,215	—	4	—	—	4
Taxes related to net share settlement of restricted stock awards		—	—	(8)	—	—	(8)
Foreign currency translation adjustment		—	—	—	(3,790)	—	(3,790)
Unrealized gain on financial instruments, net of $(981) tax benefit		—	—	—	(2,801)	—	(2,801)
Pension liability adjustment, net of $30 tax benefit		—	—	—	125	—	125
Balance at September 28, 2019	$0.01	48,306,412	483	865,347	(32,395)	(574,087)	259,348

Balance at March 31, 2018	$0.01	48,072,187	$481	$861,263	$(17,316)	$(595,721)	$248,707
Net loss		—	—	—	—	(6,764)	(6,764)
Stock-based compensation		—	—	586	—	—	586
Vesting of restricted stock awards		66,720	—	(1)	—	—	(1)
Taxes related to net share settlement of restricted stock awards		—	—	(122)	—	—	(122)
Cumulative adjustment for adoption of ASC 606		—	—	—	—	407	407
Foreign currency translation adjustment		—	—	—	(5,291)	—	(5,291)
Unrealized gain on financial instruments, net of ($566) tax benefit		—	—	—	(1,785)	—	(1,785)
Pension liability adjustment, net of $39 tax provision		—	—	—	153	—	153
Balance at June 30, 2018	$0.01	48,138,907	481	861,726	(24,239)	(602,078)	235,890
Net income		—	—	—	—	3,241	3,241
Stock-based compensation		—	—	769	—	—	769
Foreign currency translation adjustment		—	—	—	652	—	652
Unrealized gain on financial instruments, net of $154 tax provision		—	—	—	438	—	438
Pension liability adjustment, net of $4 tax provision		—	—	—	(18)	—	(18)
Balance at September 29, 2018	$0.01	48,138,907	$481	$862,495	$(23,167)	$(598,837)	$240,972

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

September 28, 2019

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”).  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains a controlling interest in the Company.  As of September 28, 2019, The Container Store, Inc. (“TCS”) operates 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers),  through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended September 28, 2019 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases previously had an off-balance sheet classification. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2019 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $352,059 at transition. However, the adoption of this standard did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. See Note 3 for further discussion on leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to improve and simplify hedge accounting and improve the disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not result in a material impact to the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not result in a material impact to the Company’s financial statements.

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

2.  Detail of certain balance sheet accounts

	September 28,	March 30,	September 29,
	2019	2019	2018
Accounts receivable, net:
Trade receivables, net	$16,203	$16,730	$15,789
Credit card receivables	7,930	7,244	7,472
Other receivables	1,897	1,594	2,139
	$26,030	$25,568	$25,400
Inventory:
Finished goods	$128,095	$103,774	$105,355
Raw materials	4,532	4,282	4,904
Work in progress	573	594	542
	$133,200	$108,650	$110,801
Accrued liabilities:
Accrued payroll, benefits and bonuses	$17,615	$19,771	$19,810
Unearned revenue	13,874	10,744	10,064
Accrued transaction and property tax	12,800	12,249	10,805
Gift cards and store credits outstanding	8,945	8,777	8,406
Accrued lease liabilities	—	4,882	4,573
Accrued interest	1,602	209	966
Other accrued liabilities	10,686	10,531	9,575
	$65,522	$67,163	$64,199

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $10,744 as of March 30, 2019, and $10,144 was subsequently recognized into revenue for the twenty-six weeks ended September 28, 2019.  Gift cards and store credits outstanding was $8,777 as of March 30, 2019, and $1,924 was subsequently recognized into revenue for the twenty-six weeks ended September 28, 2019. See Note 10 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include corporate headquarters, warehouse facilities, and 93 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that will expire over the next 1 to 20 years. We also lease computer hardware under operating leases that expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

Upon lease commencement, we recognize the lease liability measured at the present value of the fixed future minimum lease payments. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to present value the future lease payments and the exercise of renewal options.

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

The components of lease costs for the thirteen and twenty-six weeks ended September 28, 2019 were as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Operating lease costs	$22,639	$45,000
Variable lease costs	160	632
Total lease costs	$22,799	$45,632

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the twenty-six weeks ended September 28, 2019.

Supplemental cash flow information related to our leases for the thirteen and twenty-six weeks ended September 28, 2019 were as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Cash paid for amounts included in the measurement of operating lease liabilities	$22,349	$44,493
Additions to right-of-use assets	$23,569	$39,134

Weighted average remaining operating lease term and incremental borrowing rate as of September 28, 2019 were as follows:

Weighted average remaining lease term (years)	7.2
Weighted average incremental borrowing rate	8.7%

As of September 28, 2019, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases
Within 1 year (remaining)	$46,133
2 years	92,484
3 years	78,689
4 years	68,494
5 years	60,567
Thereafter	198,216
Total lease payments	$544,583
Less amount representing interest	(149,317)
Total lease liability	$395,266
Less current lease liability	(61,663)
Total noncurrent lease liability	$333,603

4.  Net income (loss) per common share

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares for the period. Net income (loss) per common share – diluted is computed as net income (loss) divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of net income (loss) per common share – diluted if their effect is anti-dilutive.

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,646	$3,241	$(453)	$(3,523)
Denominator:
Weighted-average common shares — basic	48,291,643	48,138,907	48,261,395	48,138,907
Options and other dilutive securities	125,831	380,259	—	—
Weighted-average common shares — diluted	48,417,474	48,519,166	48,261,395	48,138,907

Net income (loss) per common share — basic and diluted	$0.08	$0.07	$(0.01)	$(0.07)
Antidilutive securities not included:
Stock options outstanding	2,388,222	2,350,339	2,420,176	2,637,068
Nonvested restricted stock awards	202,376	14,492	275,489	120,709

5.  Income taxes

The provision for income taxes in the thirteen weeks ended September 28, 2019 was $1,337 as compared to $1,417 in the thirteen weeks ended September 29, 2018. The effective tax rate for the thirteen weeks ended September 28, 2019 was 26.8%, as compared to 30.4% in the thirteen weeks ended September 29, 2018. During the thirteen weeks ended September 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, as well as the impact of the global intangible low-taxed income (“GILTI”) provision from the Tax Cuts and Jobs Act (the “Tax Act”) enacted in fiscal 2017 and the officer compensation limitation provision from the Tax Act. During the thirteen weeks ended September 29, 2018, the effective tax rate rose above the U.S. statutory rate primarily due to the impact of the GILTI provision and the officer compensation limitation provision from the Tax Act, and U.S. state income taxes.

The benefit for income taxes in the twenty-six weeks ended September 28, 2019 was $458 as compared to $2,063 in the twenty-six weeks ended September 29, 2018. The effective tax rate for the twenty-six weeks ended September 28, 2019 was 50.3%, as compared to 36.9% in the twenty-six weeks ended September 29, 2018. During the twenty-six weeks ended September 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to the impact of U.S. state income taxes, as well as the GILTI provision from the Tax Act and the officer compensation limitation provision from the Tax Act enacted in fiscal 2017. During the twenty-six weeks ended September 29, 2018, the effective tax rate rose above the U.S. statutory rate due to the recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate combined with a year-to-date pre-tax loss, as well as the impact of the GILTI provision and the officer compensation limitation provision from the Tax Act, and U.S. state income taxes.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,235 as of September 28, 2019.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended September 28, 2019:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

Other comprehensive (loss) income before reclassifications, net of tax	(3,262)	123	(3,457)	(6,596)
Amounts reclassified to earnings, net of tax	333	—	—	333
Net current period other comprehensive (loss) income	(2,929)	123	(3,457)	(6,263)

Balance at September 28, 2019	$(3,896)	$(1,710)	$(26,789)	$(32,395)

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

During the twenty-six weeks ended September 28, 2019 and September 29, 2018, the TCS segment used forward contracts for 100% of inventory purchases in Swedish krona. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive (loss) income until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended September 28, 2019 and September 29, 2018. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the twenty-six weeks ended September 28, 2019, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $3,896 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at September 28, 2019, of which $776 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of September 28, 2019. The Company expects the unrealized loss of $776, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of September 28, 2019, March 30, 2019 and September 29, 2018, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			September 28,	March 30,	September 29,
Description		Balance Sheet Location	2019	2019	2018
Assets
Nonqualified retirement plan	N/A	Other current assets	$5,747	$5,810	$6,011
Total assets			$5,747	$5,810	$6,011

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of September 28, 2019, March 30, 2019 and September 29, 2018, the estimated fair value of the Company’s long-term debt, including current maturities, was $291,811, $274,753, and $299,137, respectively.

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

Thirteen Weeks Ended September 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$221,235	$15,197	$—	$236,432
Intersegment sales	—	20,865	(20,865)	—
Adjusted EBITDA	18,661	5,950	(2,185)	22,426
Interest expense, net	5,289	113	—	5,402
Assets (1)	1,049,096	125,940	(34,464)	1,140,572

Thirteen Weeks Ended September 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$208,915	$15,538	$—	$224,453
Intersegment sales	—	14,650	(14,650)	—
Adjusted EBITDA	21,228	3,839	(720)	24,347
Interest expense, net	7,295	82	—	7,377
Assets (1)	650,644	104,585	(3,775)	751,454

Twenty-Six Weeks Ended September 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$416,311	$29,641	$—	$445,952
Intersegment sales	—	32,415	(32,415)	—
Adjusted EBITDA	28,896	8,037	(3,864)	33,069
Interest expense, net	10,904	207	—	11,111
Assets (1)	1,049,096	125,940	(34,464)	1,140,572

Twenty-Six Weeks Ended September 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$388,997	$31,279	$—	$420,276
Intersegment sales	—	25,045	(25,045)	—
Adjusted EBITDA	31,332	5,438	(32)	36,738
Interest expense, net	15,140	145	—	15,285
Assets (1)	650,644	104,585	(3,775)	751,454

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income (loss) before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Income (loss) before taxes	$4,983	$4,658	$(911)	$(5,586)
Add:
Depreciation and amortization	8,742	9,128	18,448	18,465
Interest expense, net	5,402	7,377	11,111	15,285
Pre-opening costs (a)	2,331	881	3,506	1,227
Non-cash lease expense (b)	(415)	(581)	(1,177)	(1,218)
Stock-based compensation (c)	965	769	1,776	1,355
Loss on extinguishment of debt (d)	—	2,082	—	2,082
Foreign exchange losses (gains) (e)	14	9	(61)	47
Optimization Plan implementation charges (f)	—	—	—	4,864
Elfa France closure (g)	403	—	403	—
Other adjustments (h)	1	24	(26)	217
Adjusted EBITDA	$22,426	$24,347	$33,069	$36,738

(a)

Non-capital expenditures associated with opening new stores, relocating stores, and costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. In the second quarter of fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

(c)

Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018, which we do not consider in our evaluation of our ongoing operations.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)

Charges incurred to implement our four-part optimization plan to drive improved sales and profitability, launched during fiscal 2017 (the “Optimization Plan”), which include certain consulting costs recorded in SG&A in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(g)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2019 ends on March 28, 2020 and fiscal 2018 ended on March 30, 2019. The second quarter of fiscal 2019 ended on September 28, 2019 and the second quarter of fiscal 2018 ended on September 29, 2018, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•   The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of September 28, 2019, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas and we are currently in the process of opening a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	$236,432	$224,453	$445,952	$420,276
Cost of sales (excluding depreciation and amortization)	99,628	93,878	189,341	174,930
Gross profit	136,804	130,575	256,611	245,346
Selling, general, and administrative expenses (excluding depreciation and amortization)	113,978	105,656	222,309	212,261
Stock-based compensation	965	769	1,776	1,355
Pre-opening costs	2,331	881	3,506	1,227
Depreciation and amortization	8,742	9,128	18,448	18,465
Other expenses	403	24	376	217
(Gain) loss on disposal of assets	—	—	(4)	40
Income from operations	10,385	14,117	10,200	11,781
Interest expense, net	5,402	7,377	11,111	15,285
Loss on extinguishment of debt	—	2,082	—	2,082
Income (loss) before taxes	4,983	4,658	(911)	(5,586)
Provision (benefit) for income taxes	1,337	1,417	(458)	(2,063)
Net income (loss)	$3,646	$3,241	$(453)	$(3,523)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.1%	41.8%	42.5%	41.6%
Gross profit	57.9%	58.2%	57.5%	58.4%
Selling, general, and administrative expenses (excluding depreciation and amortization)	48.2%	47.1%	49.9%	50.5%
Stock‑based compensation	0.4%	0.3%	0.4%	0.3%
Pre‑opening costs	1.0%	0.4%	0.8%	0.3%
Depreciation and amortization	3.7%	4.1%	4.1%	4.4%
Other expenses	0.2%	0.0%	0.1%	0.1%
(Gain) loss on disposal of assets	0.0%	0.0%	(0.0)%	0.0%
Income from operations	4.4%	6.3%	2.3%	2.8%
Interest expense, net	2.3%	3.3%	2.5%	3.6%
Loss on extinguishment of debt	—%	0.9%	—%	0.5%
Income (loss) before taxes	2.1%	2.1%	(0.2)%	(1.3)%
Provision (benefit) for income taxes	0.6%	0.6%	(0.1)%	(0.5)%
Net income (loss)	1.5%	1.4%	(0.1)%	(0.8)%
Operating data:
Comparable store sales growth for the period (1)	5.4%	1.3%	6.5%	2.9%
Number of stores open at end of period	93	92	93	92
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$22,426	$24,347	$33,069	$36,738
Adjusted net income (loss) (4)	$3,937	$4,748	$(162)	$736
Adjusted net income (loss) per common share — diluted (4)	$0.08	$0.10	$(0.00)	$0.02

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

(2)

We have presented EBITDA, Adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

(3)

EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with our Secured Term Loan Facility (as defined below) and the Revolving Credit Facility (as defined below) and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Net income (loss)	$3,646	$3,241	$(453)	$(3,523)
Depreciation and amortization	8,742	9,128	18,448	18,465
Interest expense, net	5,402	7,377	11,111	15,285
Income tax provision (benefit)	1,337	1,417	(458)	(2,063)
EBITDA	19,127	21,163	28,648	28,164
Pre-opening costs (a)	2,331	881	3,506	1,227
Non-cash lease expense (b)	(415)	(581)	(1,177)	(1,218)
Stock-based compensation (c)	965	769	1,776	1,355
Loss on extinguishment of debt (d)	—	2,082	—	2,082
Foreign exchange losses (gains) (e)	14	9	(61)	47
Optimization Plan implementation charges (f)	—	—	—	4,864
Elfa France closure (g)	403	—	403	—
Other adjustments (h)	1	24	(26)	217
Adjusted EBITDA	$22,426	$24,347	$33,069	$36,738

(a)

Non-capital expenditures associated with opening new stores, relocating stores and costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. In the second quarter of fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

(c)

Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018, which we do not consider in our evaluation of our ongoing operations.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)

Charges incurred to implement our four-part optimization plan to drive improved sales and profitability, launched during fiscal 2017 (the “Optimization Plan”), which include certain consulting costs recorded in selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(g)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(h)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

(4)

Adjusted net income (loss) and adjusted net income (loss) per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) before restructuring charges, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per common share – diluted as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income (loss) and adjusted net income (loss) per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per common share – diluted to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share – diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Numerator:
Net income (loss)	$3,646	$3,241	$(453)	$(3,523)
Loss on extinguishment of debt (a)	—	2,082	—	2,082
Elfa France closure (b)	403	—	403	—
Optimization Plan implementation charges (c)	—	—	—	4,864
Taxes (d)	(112)	(575)	(112)	(2,687)
Adjusted net income (loss)	$3,937	$4,748	$(162)	$736
Denominator:
Weighted-average common shares outstanding — diluted	48,417,474	48,519,166	48,261,395	48,138,907

Net income (loss) per common share — diluted	$0.08	$0.07	$(0.01)	$(0.07)
Adjusted net income (loss) per common share — diluted	$0.08	$0.10	$(0.00)	$0.02

(a)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018, which we do not consider in our evaluation of our ongoing operations.

(b)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(c)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(d)

Tax impact of adjustments to net income (loss), the tax impact related to the closure of Elfa France operations and the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended September 28, 2019 Compared to Thirteen Weeks Ended September 29, 2018

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended September 28, 2019 and September 29, 2018:

	September 28, 2019	% total	September 29, 2018	% total
TCS net sales	$221,235	93.6%	$208,915	93.1%
Elfa third party net sales	15,197	6.4%	15,538	6.9%
Net sales	$236,432	100.0%	$224,453	100.0%

Net sales in the thirteen weeks ended September 28, 2019 increased by $11,979, or 5.3%, compared to the thirteen weeks ended September 29, 2018. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended September 29, 2018	$224,453
Incremental net sales increase (decrease) due to:
Comparable stores (including a $3,677, or 18.5%, increase in online sales)	11,124
New stores	902
Elfa third party net sales (excluding impact of foreign currency translation)	763
Impact of foreign currency translation on Elfa third party net sales	(1,103)
Shipping and delivery	293
Net sales for the thirteen weeks ended September 28, 2019	$236,432

In the thirteen weeks ended September 28, 2019, comparable stores generated an $11,124, or 5.4% increase in net sales, primarily driven by a 9.3% increase in Custom Closets sales. Additionally, two new stores generated $902 of incremental net sales, of which one store opened in the second quarter of fiscal 2019 and one store opened during fiscal 2018. Elfa third party net sales decreased $340 in the thirteen weeks ended September 28, 2019. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended September 28, 2019 and the thirteen weeks ended September 29, 2018, Elfa third party net sales increased $763.

Gross profit and gross margin

Gross profit in the thirteen weeks ended September 28, 2019 increased by $6,229, or 4.8%, compared to the thirteen weeks ended September 29, 2018. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended September 28, 2019 and September 29, 2018 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 28, 2019	September 29, 2018
TCS gross margin	57.0%	57.8%
Elfa gross margin	36.0%	34.9%
Total gross margin	57.9%	58.2%

TCS gross margin decreased 80 basis points primarily due to successful marketing and merchandising campaigns that drove a higher mix of lower margin product and service sales, partially offset by an improvement in foreign currency translation. Elfa gross margin increased 110 basis points primarily due to production efficiencies, partially offset by higher direct materials costs attributable to higher raw materials prices associated with a weaker Swedish krona. In total, gross margin decreased 30 basis points primarily due to  a higher mix of lower margin products and services sold in the second quarter of fiscal 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended September 28, 2019 increased by $8,322, or 7.9%, compared to the thirteen weeks ended September 29, 2018. As a percentage of consolidated net sales, SG&A increased by 110 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended September 28, 2019 and September 29, 2018:

	September 28, 2019	September 29, 2018
	% of Net sales	% of Net sales
TCS selling, general and administrative	45.2%	44.1%
Elfa selling, general and administrative	3.0%	3.0%
Total selling, general and administrative	48.2%	47.1%

TCS selling, general and administrative expenses increased by 110 basis points as a percentage of consolidated net sales primarily due to incremental Custom Closets marketing expenses, as well as increased healthcare and real estate property tax expenses, partially offset by ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs increased to $2,331 in the second quarter of fiscal 2019 as compared to $881 in the second quarter of fiscal 2018. The increase is primarily due to $1,728 of costs associated with the opening of the second distribution center. The company opened one new store in each of the second quarters of fiscal 2019 and fiscal 2018.

Interest expense

Interest expense decreased by $1,975, or 26.8%, in the thirteen weeks ended September 28, 2019 to $5,402, as compared to $7,377 in the thirteen weeks ended September 29, 2018.  This decrease is primarily due to an amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility that was entered into during the second quarter of fiscal 2018, pursuant to which, among other things, the applicable interest rate margin was decreased to 5.00% for LIBOR loans and 4.00% for base rate loans.

Taxes

The provision for income taxes in the thirteen weeks ended September 28, 2019 was $1,337 as compared to $1,417 in the thirteen weeks ended September 29, 2018. The effective tax rate for the thirteen September 28, 2019 was 26.8%, as compared to 30.4% in the thirteen weeks ended September 29, 2018. The decrease in the effective tax rate is primarily due to the Company’s jurisdictional mix of income and additional tax deductions related to stock-based compensation.

Twenty-Six Weeks Ended September 28, 2019 Compared to Twenty-Six Weeks Ended September 29, 2018

Net sales

The following table summarizes our net sales for each of the twenty-six weeks ended September 28, 2019 and September 29, 2018:

	September 28, 2019	% total	September 29, 2018	% total
TCS net sales	$416,311	93.4%	$388,997	92.6%
Elfa third party net sales	29,641	6.6%	31,279	7.4%
Net sales	$445,952	100.0%	$420,276	100.0%

Net sales in the twenty-six weeks ended September 28, 2019 increased by $25,676, or 6.1%, compared to the twenty-six weeks ended September 29, 2018. This increase was comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended September 29, 2018	$420,276
Incremental net sales increase (decrease) due to:
Comparable stores (including a $8,785, or 23.5%, increase in online sales)	24,950
New stores	1,656
Elfa third party net sales (excluding impact of foreign currency translation)	749
Impact of foreign currency translation on Elfa third party net sales	(2,386)
Shipping and delivery	707
Net sales for the twenty-six weeks ended September 28, 2019	$445,952

In the twenty-six weeks ended September 28, 2019, comparable stores generated a $24,950, or 6.5% increase in net sales.  Additionally, two new stores generated $1,656 of incremental net sales, of which one store was opened during the second quarter of fiscal 2019 and one store was opened during fiscal 2018. Elfa third party net sales decreased $1,637 in the twenty-six weeks ended September 28, 2019. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended September 28, 2019 and twenty-six weeks ended September 29, 2018, Elfa third party net sales increased $749.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended September 28, 2019 increased by $11,265, or 4.6%, compared to the twenty-six weeks ended September 29, 2018. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended September 28, 2019 and September 29, 2018 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 28, 2019	September 29, 2018
TCS gross margin	57.2%	57.9%
Elfa gross margin	36.1%	36.0%
Total gross margin	57.5%	58.4%

TCS gross margin decreased 70 basis points primarily due to marketing and merchandising campaigns that drove a higher mix of lower margin products and service sales, partially offset by an improvement in foreign currency translation. Elfa gross margin increased 10 basis points primarily due to production efficiencies, partially offset by higher direct materials costs attributable to higher raw materials prices associated with a weaker Swedish krona. In total, gross margin decreased 90 basis points primarily due to  a higher mix of lower margin products and services sold in the twenty-six weeks ended of fiscal 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended September 28, 2019 increased by $10,048, or 4.7%, compared to the twenty-six weeks ended September 29, 2018. As a percentage of consolidated net sales, SG&A decreased by 60 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the twenty-six weeks ended September 28, 2019 and September 29, 2018:

	September 28, 2019	September 29, 2018
	% of Net sales	% of Net sales
TCS selling, general and administrative	46.7%	47.0%
Elfa selling, general and administrative	3.2%	3.5%
Total selling, general and administrative	49.9%	50.5%

TCS selling, general and administrative expenses decreased by 30 basis points as a percentage of consolidated net sales. This was primarily due to Optimization Plan expenses incurred in the first quarter of fiscal 2018 that were not incurred in the first quarter of fiscal 2019, partially offset by increased Custom Closets marketing expenses, as well as increased real estate property taxes and healthcare expenses. Elfa selling, general and administrative expenses decreased by 30 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs increased to $3,506 in the first half of fiscal 2019 as compared to $1,227 in the first half of fiscal 2018.  The increase is primarily due to $2,848 of costs associated with the opening of the second distribution center.  The Company opened one new store in the twenty-six weeks ended September 28, 2019 as compared to opening two stores in the twenty-six weeks ended September 29, 2018.

Interest expense

Interest expense decreased by $4,174, or 27.3%, in the twenty-six weeks ended September 28, 2019 to $11,111, as compared to $15,285 in the twenty-six weeks ended September 29, 2018.  This decrease is primarily due to the Fifth Amendment to the Senior Secured Term Loan Facility  that was entered into during the second quarter of fiscal 2018, pursuant to which, among other things, the applicable interest rate margin was decreased to 5.00% for LIBOR loans and 4.00% for base rate loans.

Taxes

The benefit for income taxes in the twenty-six weeks ended September 28, 2019 was $458 as compared to $2,063 in the twenty-six weeks ended September 29, 2018. The effective tax rate for the twenty-six weeks ended September 28, 2019 was 50.3%, as compared to 36.9% in the twenty-six weeks ended September 29, 2018. The increase in the effective tax rate is primarily due to the benefit of the remeasurement of deferred tax balances in the first quarter of fiscal 2018 as a result of a change in the Swedish tax rate.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including building our second distribution center, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses and other assets, accounts payable, operating lease assets and liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for Our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Senior Secured Credit Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At September 28, 2019, we had $9,029 of cash, of which $4,325 was held by our foreign subsidiaries. In addition, we had $70,352 of additional availability under the Revolving Credit Facility and approximately $12,145 of additional availability under the 2019 Elfa Revolving Credit Facility (as defined below) as of September 28, 2019.  There were $4,235 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Twenty-Six Weeks Ended
	September 28,	September 29,
	2019	2018
Net cash provided by operating activities	$5,755	$8,136
Net cash used in investing activities	(21,530)	(10,662)
Net cash provided by financing activities	17,621	1,774
Effect of exchange rate changes on cash	(181)	(435)
Net increase (decrease) in cash	$1,665	$(1,187)
Free cash flow (Non-GAAP) (1)	$(15,779)	$(2,533)

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $5,755 for the twenty-six weeks ended September 28, 2019.  Non-cash items of $19,540 were partially offset by a net change in operating assets and liabilities of $13,332 and net loss of $453. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to new product introductions and inventory build-up related to the second distribution center, partially offset by an increase in accounts payable and accrued liabilities primarily driven by timing of inventory receipts during the twenty-six weeks ended September 28, 2019.

Net cash provided by operating activities was $8,136 for the twenty-six weeks ended September 29, 2018.  Non-cash items of $20,433 were partially offset by a net loss of $3,523 and a net change in operating assets and liabilities of $8,774. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory and a decrease in income taxes payable, partially offset by a decrease in accounts payable and accrued liabilities during the twenty-six weeks ended September 29, 2018.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the twenty-six weeks ended September 28, 2019 were $21,534. Capital expenditures of $13,355 related to the opening of the second distribution center, expected to be fully operational in late fiscal 2019, accounted for the majority of capital expenditures. We incurred $5,792 of capital expenditures for new store openings, relocations and existing store remodels. We opened one new store during the twenty-six weeks ended September 28, 2019. The remaining capital expenditures of $2,387 were primarily for investments in information technology and new product rollouts.

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

Net cash provided by financing activities was $17,621 for the twenty-six weeks ended September 28, 2019. This included net proceeds of $14,000 from borrowings under the Revolving Credit Facility, and net proceeds of $5,752 from borrowings under the 2019 Elfa Senior Secured Credit Facilities, partially offset by payments of $1,775 for repayment of long-term indebtedness, and $356 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

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

As of September 28, 2019, TCS had a total of $70,352 of unused borrowing availability under the Revolving Credit Facility, and $29,000 of borrowings outstanding under the Revolving Credit Facility.

As of September 28, 2019, Elfa had a total of $12,145 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and $10,813 borrowings outstanding under the 2019 Elfa Senior Secured Credit Facilities.

Free cash flow (Non-GAAP)

We present free cash flow, which we define as net cash provided by (used in) operating activities in a period minus payments for property and equipment made in that period, because we believe it is a useful indicator of the Company’s overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	September 28,	September 29,
	2019	2018
Net cash provided by operating activities	$5,755	$8,136
Less: Additions to property and equipment	(21,534)	(10,669)
Free cash flow	$(15,779)	$(2,533)

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

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  We drew down a net amount of approximately $10,000 on the Revolving Credit Facility in connection with the closing of the Fifth Amendment. As of September 28, 2019, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $255,688 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of September 28, 2019, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of September 28, 2019, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced  its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,224 as of September 28, 2019) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,734 as of September 28, 2019) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,551 as of September 28, 2019), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20.  As of September 28, 2019, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019. As of September 28, 2019, there were no significant changes to any of our critical accounting policies and estimates, with the exception of the adoption of ASU 2016-02, Leases, which is updated below.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of September 28, 2019 has not materially changed since March 30, 2019. Our market risk profile as of March 30, 2019 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 30, 2019. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2019.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Container Store Group, Inc.

(Registrant)

Date: October 30, 2019	\s\ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: October 30, 2019	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)