Form 10-Q
period 2019-12-28
Container Store Group, Inc.
filed 2020-02-05
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0565401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Freeport Parkway, Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 538-6000

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 49,368,117 shares of its common stock outstanding as of January 31, 2020.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	December 28,	March 30,	December 29,
(In thousands)	2019	2019	2018
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$13,971	$7,364	$20,969
Accounts receivable, net	29,438	25,568	29,549
Inventory	139,579	108,650	116,006
Prepaid expenses	10,435	10,078	8,877
Income taxes receivable	1,205	1,003	640
Other current assets	11,633	11,705	10,404
Total current assets	206,261	164,368	186,445
Noncurrent assets:
Property and equipment, net	153,515	152,588	151,860
Noncurrent operating lease assets	350,922	—	—
Goodwill	202,815	202,815	202,815
Trade names	224,956	225,150	226,996
Deferred financing costs, net	188	241	259
Noncurrent deferred tax assets, net	1,835	1,912	1,898
Other assets	1,790	1,670	1,749
Total noncurrent assets	936,021	584,376	585,577
Total assets	$1,142,282	$748,744	$772,022

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 28,	March 30,	December 29,
(In thousands, except share and per share amounts)	2019	2019	2018
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$56,231	$58,734	$59,571
Accrued liabilities	67,658	67,163	67,775
Revolving lines of credit	—	5,511	—
Current portion of long-term debt	6,953	7,016	7,018
Current operating lease liabilities	63,163	—	—
Income taxes payable	2,504	2,851	1,589
Total current liabilities	196,509	141,275	135,953
Noncurrent liabilities:
Long-term debt	298,758	254,960	297,895
Noncurrent operating lease liabilities	320,536	—	—
Noncurrent deferred tax liabilities, net	48,363	51,702	50,397
Other long-term liabilities	9,947	36,114	36,339
Total noncurrent liabilities	677,604	342,776	384,631
Total liabilities	874,113	484,051	520,584
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,316,559 shares issued at December 28, 2019; 48,142,319 shares issued at March 30, 2019; 48,142,319 shares issued at December 29, 2018	483	481	481
Additional paid-in capital	866,132	863,978	863,119
Accumulated other comprehensive loss	(26,771)	(26,132)	(22,646)
Retained deficit	(571,675)	(573,634)	(589,516)
Total shareholders’ equity	268,169	264,693	251,438
Total liabilities and shareholders’ equity	$1,142,282	$748,744	$772,022

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
(In thousands, except share and per share amounts) (unaudited)	2019	2018	2019	2018
Net sales	$228,657	$221,637	$674,609	$641,913
Cost of sales (excluding depreciation and amortization)	94,292	91,580	283,633	266,510
Gross profit	134,365	130,057	390,976	375,403
Selling, general, and administrative expenses (excluding depreciation and amortization)	111,972	108,688	334,281	320,949
Stock-based compensation	799	632	2,575	1,987
Pre-opening costs	2,482	691	5,988	1,918
Depreciation and amortization	9,689	8,887	28,137	27,352
Other (income) expenses	(1)	80	375	297
Gain on disposal of assets	(8)	(324)	(12)	(284)
Income from operations	9,432	11,403	19,632	23,184
Interest expense, net	5,134	6,008	16,245	21,293
Loss on extinguishment of debt	—	—	—	2,082
Income (loss) before taxes	4,298	5,395	3,387	(191)
Provision (benefit) for income taxes	1,886	(3,926)	1,428	(5,989)
Net income	$2,412	$9,321	$1,959	$5,798

Net income per common share — basic and diluted	$0.05	$0.19	$0.04	$0.12

Weighted-average common shares — basic	48,313,671	48,139,582	48,987,525	48,139,132
Weighted-average common shares — diluted	48,370,418	48,381,455	49,172,633	48,407,337

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
(In thousands) (unaudited)	2019	2018	2019	2018
Net income	$2,412	$9,321	$1,959	$5,798
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $846, $216, ($154) and ($196)	2,414	660	(515)	(687)
Pension liability adjustment, net of $0	(111)	(3)	12	132
Foreign currency translation adjustment	3,321	(136)	(136)	(4,775)
Comprehensive income	$8,036	$9,842	$1,320	$468

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 28,	December 29,
(In thousands) (unaudited)	2019	2018
Operating activities
Net income	$1,959	$5,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,137	27,352
Stock-based compensation	2,575	1,987
Gain on disposal of assets	(12)	(284)
Loss on extinguishment of debt	—	2,082
Deferred tax benefit	(5,023)	(3,959)
Non-cash interest	1,396	1,886
Other	187	(35)
Changes in operating assets and liabilities:
Accounts receivable	(4,149)	(4,655)
Inventory	(32,127)	(22,013)
Prepaid expenses and other assets	1,216	4,853
Accounts payable and accrued liabilities	3,630	13,475
Net change in lease assets and liabilities	245	—
Income taxes	(547)	(3,564)
Other noncurrent liabilities	1,377	(5,100)
Net cash (used in) provided by operating activities	(1,136)	17,823

Investing activities
Additions to property and equipment	(29,296)	(21,328)
Proceeds from sale of property and equipment	12	915
Net cash used in investing activities	(29,284)	(20,413)

Financing activities
Borrowings on revolving lines of credit	51,335	40,256
Payments on revolving lines of credit	(56,700)	(40,256)
Borrowings on long-term debt	65,000	326,500
Payments on long-term debt	(22,512)	(308,251)
Payment of debt issuance costs	—	(2,384)
Payment of taxes with shares withheld upon restricted stock vesting	(372)	(128)
Net cash provided by financing activities	36,751	15,737

Effect of exchange rate changes on cash	276	(577)

Net increase in cash	6,607	12,570
Cash at beginning of fiscal period	7,364	8,399
Cash at end of fiscal period	$13,971	$20,969

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$970	$2,619

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693
Net loss		—	—	—	—	(4,099)	(4,099)
Stock-based compensation		—	—	811	—	—	811
Vesting of restricted stock awards		140,878	2	(56)	—	—	(54)
Taxes related to net share settlement of restricted stock awards		—	—	(347)	—	—	(347)
Foreign currency translation adjustment		—	—	—	333	—	333
Unrealized gain on financial instruments, net of ($18) tax benefit		—	—	—	(128)	—	(128)
Pension liability adjustment, net of $0		—	—	—	(2)	—	(2)
Balance at June 29, 2019	$0.01	48,283,197	483	864,386	(25,929)	(577,733)	261,207
Net income		—	—	—	—	3,646	3,646
Stock-based compensation		—	—	965	—	—	965
Vesting of restricted stock awards		23,215	—	4	—	—	4
Taxes related to net share settlement of restricted stock awards		—	—	(8)	—	—	(8)
Foreign currency translation adjustment		—	—	—	(3,790)	—	(3,790)
Unrealized gain on financial instruments, net of $(981) tax benefit		—	—	—	(2,801)	—	(2,801)
Pension liability adjustment, net of $0		—	—	—	125	—	125
Balance at September 28, 2019	$0.01	48,306,412	483	865,347	(32,395)	(574,087)	259,348
Net income		—	—	—	—	2,412	2,412
Stock-based compensation		—	—	799	—	—	799
Vesting of restricted stock awards		10,147	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(14)	—	—	(14)
Foreign currency translation adjustment		—	—	—	3,321	—	3,321
Unrealized gain on financial instruments, net of $846 tax provision		—	—	—	2,414	—	2,414
Pension liability adjustment, net of $0		—	—	—	(111)	—	(111)
Balance at December 28, 2019	$0.01	48,316,559	483	866,132	(26,771)	(571,675)	268,169

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity (continued)

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 31, 2018	$0.01	48,072,187	$481	$861,263	$(17,316)	$(595,721)	$248,707
Net loss		—	—	—	—	(6,764)	(6,764)
Stock-based compensation		—	—	586	—	—	586
Vesting of restricted stock awards		66,720	—	(1)	—	—	(1)
Taxes related to net share settlement of restricted stock awards		—	—	(122)	—	—	(122)
Cumulative adjustment for adoption of ASC 606		—	—	—	—	407	407
Foreign currency translation adjustment		—	—	—	(5,291)	—	(5,291)
Unrealized gain on financial instruments, net of ($566) tax benefit		—	—	—	(1,785)	—	(1,785)
Pension liability adjustment, net of $0		—	—	—	153	—	153
Balance at June 30, 2018	$0.01	48,138,907	481	861,726	(24,239)	(602,078)	235,890
Net income		—	—	—	—	3,241	3,241
Stock-based compensation		—	—	769	—	—	769
Foreign currency translation adjustment		—	—	—	652	—	652
Unrealized gain on financial instruments, net of $154 tax provision		—	—	—	438	—	438
Pension liability adjustment, net of $0		—	—	—	(18)	—	(18)
Balance at September 29, 2018	$0.01	48,138,907	$481	$862,495	$(23,167)	$(598,837)	$240,972
Net income		—	—	—	—	9,321	9,321
Stock-based compensation		—	—	631	—	—	631
Vesting of restricted stock awards		3,412	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(7)	—	—	(7)
Foreign currency translation adjustment		—	—	—	(136)	—	(136)
Unrealized gain on financial instruments, net of $216 tax provision		—	—	—	660	—	660
Pension liability adjustment, net of $0		—	—	—	(3)	—	(3)
Balance at December 29, 2018	$0.01	48,142,319	$481	$863,119	$(22,646)	$(589,516)	$251,438

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

December 28, 2019

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 30, 2019 (the “2018 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements, with the exception of lease accounting as discussed further below. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All references herein to “fiscal 2019” refer to the 52-week fiscal year ending March 28, 2020, “fiscal 2018” refer to the 52-week fiscal year ended March 30, 2019, and “fiscal 2017” refer to the 52-week fiscal year ended March 31, 2018.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”).  On November 6, 2013, the Company completed its initial public offering (the “IPO”).  As the majority shareholder, LGP retains a controlling interest in the Company.  As of December 28, 2019, The Container Store, Inc. (“TCS”) operates 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors.  elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended December 28, 2019 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

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

In July 2016, the FASB issued ASU 2016-13, Financial Instruments –  Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

2.  Detail of certain balance sheet accounts

	December 28,	March 30,	December 29,
	2019	2019	2018
Accounts receivable, net:
Trade receivables, net	$17,127	$16,730	$15,150
Credit card receivables	10,718	7,244	10,407
Other receivables	1,593	1,594	3,992
	$29,438	$25,568	$29,549
Inventory:
Finished goods	$134,487	$103,774	$110,769
Raw materials	4,490	4,282	4,762
Work in progress	602	594	475
	$139,579	$108,650	$116,006
Accrued liabilities:
Accrued payroll, benefits and bonuses	$22,270	$19,771	$21,406
Unearned revenue	13,579	10,744	10,941
Accrued transaction and property tax	12,348	12,249	9,767
Gift cards and store credits outstanding	10,180	8,777	9,562
Accrued lease liabilities	—	4,882	4,793
Accrued interest	1,540	209	1,844
Other accrued liabilities	7,741	10,531	9,462
	$67,658	$67,163	$67,775

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $10,744 as of March 30, 2019, and $10,382 was subsequently recognized into revenue for the thirty-nine weeks ended December 28, 2019.  Gift cards and store credits outstanding was $8,777 as of March 30, 2019, and $2,523 was subsequently recognized into revenue for the thirty-nine weeks ended December 28, 2019. See Note 10 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include corporate headquarters, warehouse facilities, and 93 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that generally expire over the next 1 to 20 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

The components of lease costs for the thirteen and thirty-nine weeks ended December 28, 2019 were as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Operating lease costs	$22,842	$67,840
Variable lease costs	270	903
Total lease costs	$23,112	$68,743

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirty-nine weeks ended December 28, 2019.

Supplemental cash flow information related to our leases for the thirteen and thirty-nine weeks ended December 28, 2019 were as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Cash paid for amounts included in the measurement of operating lease liabilities	$22,800	$67,321
Additions to right-of-use assets	$2,842	$41,976

Weighted average remaining operating lease term and incremental borrowing rate as of December 28, 2019 were as follows:

Weighted average remaining lease term (years)	7.2
Weighted average incremental borrowing rate	8.8%

As of December 28, 2019, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$23,280
2 years	92,567
3 years	79,184
4 years	68,985
5 years	61,050
Thereafter	201,683
Total lease payments	$526,749
Less amount representing interest	(143,050)
Total lease liability	$383,699
Less current lease liability	(63,163)
Total noncurrent lease liability	$320,536

(1)	Operating lease payments exclude $12,201 of legally binding minimum lease payments for leases signed but not yet commenced.

4.  Net income per common share

Basic net income per common share is computed as net income divided by the weighted-average number of common shares for the period. Net income per common share – diluted is computed as net income divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of net income per common share – diluted if their effect is anti-dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Numerator:
Net income	$2,412	$9,321	$1,959	$5,798
Denominator:
Weighted-average common shares — basic	48,313,671	48,139,582	48,987,525	48,139,132
Options and other dilutive securities	56,747	241,873	185,108	268,205
Weighted-average common shares — diluted	48,370,418	48,381,455	49,172,633	48,407,337

Net income per common share — basic and diluted	$0.05	$0.19	$0.04	$0.12
Antidilutive securities not included:
Stock options outstanding	2,527,745	2,408,068	2,364,692	2,450,246
Nonvested restricted stock awards	310,422	148,310	164,556	29,251

5.  Income taxes

The provision for income taxes in the thirteen weeks ended December 28, 2019 was $1,886 as compared to a benefit of $3,926 in the thirteen weeks ended December 29, 2018. The effective tax rate for the thirteen weeks ended December 28, 2019 was 43.9%, as compared to -72.8% in the thirteen weeks ended December 29, 2018. During the thirteen weeks ended December 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to tax related to stock-based compensation, U.S. state income taxes, and the impact of the global intangible low-taxed income (“GILTI”) provision.  During the thirteen weeks ended December 29, 2018, the effective tax rate fell below the U.S. statutory rate primarily due to the finalization of the one-time transition tax on foreign earnings related to the Tax Act enacted in fiscal 2017.

The provision for income taxes in the thirty-nine weeks ended December 28, 2019 was $1,428 as compared to a benefit of $5,989 in the thirty-nine weeks ended December 29, 2018. The effective tax rate for the thirty-nine weeks ended December 28, 2019 was 42.2%, as compared to 3135.6% in the thirty-nine weeks ended December 29, 2018. During the thirty-nine weeks ended December 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to tax related to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision. During the thirty-nine weeks ended December 29, 2018, the effective tax rate rose above the U.S. statutory rate due to the finalization of the one-time transition tax on foreign earnings and other Tax Act items, and recognition of a $604 tax benefit for the remeasurement of deferred tax balances as a result of a change in the Swedish tax rate, combined with a year-to-date pre-tax loss.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,276 as of December 28, 2019.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended December 28, 2019:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

Other comprehensive (loss) income before reclassifications, net of tax	(1,425)	12	(136)	(1,549)
Amounts reclassified to earnings, net of tax	910	—	—	910
Net current period other comprehensive (loss) income	(515)	12	(136)	(639)

Balance at December 28, 2019	$(1,482)	$(1,821)	$(23,468)	$(26,771)

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

During the thirty-nine weeks ended December 28, 2019 and December 29, 2018, the TCS segment used forward contracts for 87% and 97% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 24 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive (loss) income until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended December 28, 2019 and December 29, 2018. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirty-nine weeks ended December 28, 2019, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $1,482 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at December 28, 2019, of which $1,040 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of December 28, 2019. The Company expects the unrealized loss of $1,040, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of December 28, 2019, March 30, 2019 and December 29, 2018, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			December 28,	March 30,	December 29,
Description		Balance Sheet Location	2019	2019	2018
Assets
Nonqualified retirement plan	N/A	Other current assets	$6,249	$5,810	$5,156
Foreign currency forward contracts	Level 2	Other current assets	—	—	35
Total assets			$6,249	$5,810	$5,191

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of December 28, 2019, March 30, 2019 and December 29, 2018, the estimated fair value of the Company’s long-term debt, including current maturities, was $299,579, $274,753, and $292,961, respectively.

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

Thirteen Weeks Ended December 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$211,971	$16,686	$—	$228,657
Intersegment sales	—	21,385	(21,385)	—
Adjusted EBITDA	17,924	6,118	(2,035)	22,007
Interest expense, net	5,056	78	—	5,134
Assets (1)	1,049,889	119,321	(26,928)	1,142,282

Thirteen Weeks Ended December 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$204,899	$16,738	$—	$221,637
Intersegment sales	—	22,369	(22,369)	—
Adjusted EBITDA	19,014	4,994	(2,192)	21,816
Interest expense, net	5,957	51	—	6,008
Assets (1)	671,865	105,491	(5,334)	772,022

Thirty-Nine Weeks Ended December 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$628,282	$46,327	$—	$674,609
Intersegment sales	—	53,800	(53,800)	—
Adjusted EBITDA	46,820	14,155	(5,899)	55,076
Interest expense, net	15,960	285	—	16,245
Assets (1)	1,049,889	119,321	(26,928)	1,142,282

Thirty-Nine Weeks Ended December 29, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$593,896	$48,017	$—	$641,913
Intersegment sales	—	47,414	(47,414)	—
Adjusted EBITDA	50,345	10,432	(2,223)	58,554
Interest expense, net	21,097	196	—	21,293
Assets (1)	671,865	105,491	(5,334)	772,022

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income (loss) before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Income (loss) before taxes	$4,298	$5,395	$3,387	$(191)
Add:
Depreciation and amortization	9,689	8,887	28,137	27,352
Interest expense, net	5,134	6,008	16,245	21,293
Pre-opening costs (a)	2,482	691	5,988	1,918
Non-cash lease expense (b)	(355)	101	(1,532)	(1,117)
Stock-based compensation (c)	799	632	2,575	1,987
Loss on extinguishment of debt (d)	—	—	—	2,082
Foreign exchange (gains) losses (e)	(37)	22	(98)	69
Optimization Plan implementation charges (f)	—	—	—	4,864
Elfa France closure (g)	(1)	—	402	—
Other adjustments (h)	(2)	80	(28)	297
Adjusted EBITDA	$22,007	$21,816	$55,076	$58,554

(a)

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. In the thirteen and thirty-nine weeks ended December 28, 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, anticipated capital expenditures and interest expense, and expectations regarding our second distribution center, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; risks related to a security breach or cyber-attack of our website or information technology systems, and other damage to such systems; effects of competition on our business; the risk that our operating and financial performance in a given period will not meet the guidance we provided to the public; the risk that significant business initiatives may not be successful; our inability to source and market our products to meet customer preferences or inability to offer customers an aesthetically pleasing shopping environment; risks related to our indebtedness; our inability to effectively manage online sales; our dependence primarily on a single distribution center for all of our stores; risks related to opening a second distribution center; risks related to our reliance on independent third-party transportation providers for substantially all of our product shipments; risks associated with our dependence on foreign imports; material damage to or interruptions in our information technology systems; our inability to lease space on favorable terms; the vulnerability of our facilities and systems to natural disasters and other unexpected events; our reliance on third-party web service providers; our failure to successfully anticipate consumer demand and manage inventory commensurate with demand; our ability to control increasing costs, including fluctuations in currency exchange rates and rising health care and labor costs; risks related to new store openings; our dependence on our brand image and any inability to protect our brand; our failure to effectively manage our growth; risks related to our inability to obtain capital on satisfactory terms or at all; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell their products to our competitors; our dependence on key executive management, and the transition in our executive leadership; our inability to find, train and retain key personnel; labor activities and unrest; risks related to violations of anti-bribery and anti-kickback laws; risks related to our fixed lease obligations; risks related to litigation; product recalls and/or product liability and changes in product safety and consumer protection laws; changes in statutory, regulatory, accounting and other legal requirements; risks related to changes in estimates or projections used to assess the fair value of our intangible assets; fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets; impacts to our business as a result of the Tax Cuts and Jobs Act; seasonal fluctuations in our operating results; material disruptions in one of our Elfa manufacturing facilities; our inability to protect our intellectual property rights and claims that we have infringed third parties’ intellectual property rights; risks related to our status as a controlled company; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2019.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2019 ends on March 28, 2020 and fiscal 2018 ended on March 30, 2019. The third quarter of fiscal 2019 ended on December 28, 2019 and the third quarter of fiscal 2018 ended on December 29, 2018, and both included thirteen weeks.

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

Our operations consist of two operating segments:

•   The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of December 28, 2019, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive substantially all of our products directly from our distribution center co-located with our corporate headquarters and call center in Coppell, Texas and we have opened a second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Net sales	$228,657	$221,637	$674,609	$641,913
Cost of sales (excluding depreciation and amortization)	94,292	91,580	283,633	266,510
Gross profit	134,365	130,057	390,976	375,403
Selling, general, and administrative expenses (excluding depreciation and amortization)	111,972	108,688	334,281	320,949
Stock-based compensation	799	632	2,575	1,987
Pre-opening costs	2,482	691	5,988	1,918
Depreciation and amortization	9,689	8,887	28,137	27,352
Other (income) expenses	(1)	80	375	297
Gain on disposal of assets	(8)	(324)	(12)	(284)
Income from operations	9,432	11,403	19,632	23,184
Interest expense, net	5,134	6,008	16,245	21,293
Loss on extinguishment of debt	—	—	—	2,082
Income (loss) before taxes	4,298	5,395	3,387	(191)
Provision (benefit) for income taxes	1,886	(3,926)	1,428	(5,989)
Net income	$2,412	$9,321	$1,959	$5,798

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.2%	41.3%	42.0%	41.5%
Gross profit	58.8%	58.7%	58.0%	58.5%
Selling, general, and administrative expenses (excluding depreciation and amortization)	49.0%	49.0%	49.6%	50.0%
Stock‑based compensation	0.3%	0.3%	0.4%	0.3%
Pre‑opening costs	1.1%	0.3%	0.9%	0.3%
Depreciation and amortization	4.2%	4.0%	4.2%	4.3%
Other (income) expenses	(0.0)%	0.0%	0.1%	0.0%
Gain on disposal of assets	(0.0)%	(0.1)%	(0.0)%	(0.0)%
Income from operations	4.1%	5.1%	2.9%	3.6%
Interest expense, net	2.2%	2.7%	2.4%	3.3%
Loss on extinguishment of debt	—%	—%	—%	0.3%
Income (loss) before taxes	1.9%	2.4%	0.5%	(0.0)%
Provision (benefit) for income taxes	0.8%	(1.8)%	0.2%	(0.9)%
Net income	1.1%	4.2%	0.3%	0.9%
Operating data:
Comparable store sales growth for the period (1)	3.0%	(0.8)%	5.3%	1.5%
Number of stores open at end of period	93	92	93	92
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$22,007	$21,816	$55,076	$58,554
Adjusted net income (4)	$2,411	$3,543	$2,249	$4,279
Adjusted net income per common share — diluted (4)	$0.05	$0.07	$0.05	$0.09

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

(2)

We have presented EBITDA, Adjusted EBITDA, adjusted net income, and adjusted net income per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.  These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018

Net income	$2,412	$9,321	$1,959	$5,798
Depreciation and amortization	9,689	8,887	28,137	27,352
Interest expense, net	5,134	6,008	16,245	21,293
Income tax provision (benefit)	1,886	(3,926)	1,428	(5,989)
EBITDA	19,121	20,290	47,769	48,454
Pre-opening costs (a)	2,482	691	5,988	1,918
Non-cash lease expense (b)	(355)	101	(1,532)	(1,117)
Stock-based compensation (c)	799	632	2,575	1,987
Loss on extinguishment of debt (d)	—	—	—	2,082
Foreign exchange (gains) losses (e)	(37)	22	(98)	69
Optimization Plan implementation charges (f)	—	—	—	4,864
Elfa France closure (g)	(1)	—	402	—
Other adjustments (h)	(2)	80	(28)	297
Adjusted EBITDA	$22,007	$21,816	$55,076	$58,554

(a)

Non-capital expenditures associated with opening new stores, relocating stores and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. In the thirteen and thirty-nine weeks ended December 28, 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

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

(4)

Adjusted net income and adjusted net income per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income  before restructuring charges, loss on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share – diluted as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018

Numerator:
Net income	$2,412	$9,321	$1,959	$5,798
Loss on extinguishment of debt (a)	—	—	—	2,082
Elfa France closure (b)	(1)	—	402	—
Gain on disposal of real estate (c)	—	(387)	—	(387)
Optimization Plan implementation charges (d)	—	—	—	4,864
Taxes (e)	—	(5,391)	(112)	(8,078)
Adjusted net income	$2,411	$3,543	$2,249	$4,279
Denominator:
Weighted-average common shares outstanding — diluted	48,370,418	48,381,455	49,172,633	48,407,337

Net income per common share — diluted	$0.05	$0.19	$0.04	$0.12
Adjusted net income per common share — diluted	$0.05	$0.07	$0.05	$0.09

(a)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in September 2018, which we do not consider in our evaluation of our ongoing operations.

(b)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(c)	Gain recorded as a result of the sale of a building in Lahti, Finland in fiscal 2018, recorded in gain on disposal of assets, which we do not consider in our evaluation of our ongoing operations.

(d)

Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A in the first quarter of fiscal 2018, which we do not consider in our evaluation of ongoing performance.

(e)

Tax impact of adjustments to net income, the tax impact related to the closure of Elfa France operations in the second quarter of fiscal 2019, the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, and the tax benefit recorded in the third quarter of fiscal 2018 as a result of the finalization of the impact of the Tax Cuts and Jobs Act, which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended December 28, 2019 Compared to Thirteen Weeks Ended December 29, 2018

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 28, 2019 and December 29, 2018:

	December 28, 2019	% total	December 29, 2018	% total
TCS net sales	$211,971	92.7%	$204,899	92.4%
Elfa third party net sales	16,686	7.3%	16,738	7.6%
Net sales	$228,657	100.0%	$221,637	100.0%

Net sales in the thirteen weeks ended December 28, 2019 increased by $7,020, or 3.2%, compared to the thirteen weeks ended December 29, 2018. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended December 29, 2018	$221,637
Incremental net sales increase (decrease) due to:
Comparable stores (including a $4,314, or 22.6%, increase in online sales)	6,119
New stores	879
Elfa third party net sales (excluding impact of foreign currency translation)	1,011
Impact of foreign currency translation on Elfa third party net sales	(1,063)
Shipping and delivery	74
Net sales for the thirteen weeks ended December 28, 2019	$228,657

In the thirteen weeks ended December 28, 2019, comparable stores generated a $6,119, or 3.0% increase in net sales, with Customs Closets contributing 420 basis points of the increase and all other departments negatively contributing 120 basis points. Additionally, new stores generated $879 of incremental net sales. Elfa third party net sales decreased $52 in the thirteen weeks ended December 28, 2019. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended December 28, 2019 and the thirteen weeks ended December 29, 2018, Elfa third party net sales increased $1,011.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 28, 2019 increased by $4,308, or 3.3%, compared to the thirteen weeks ended December 29, 2018.  The increase in gross profit was primarily the result of increased consolidated net sales and consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended

December 28, 2019 and December 29, 2018 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 28, 2019	December 29, 2018
TCS gross margin	57.6%	58.4%
Elfa gross margin	37.7%	32.4%
Total gross margin	58.8%	58.7%

TCS gross margin decreased 80 basis points primarily due to successful marketing and merchandising campaigns that drove a higher mix of lower margin service sales, partially offset by an improvement in foreign currency. Elfa gross margin increased 530 basis points primarily due to lower direct material costs and production efficiencies. In total, gross margin increased 10 basis points primarily due to the improvements in Elfa’s gross margin during the thirteen weeks ended December 28, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended December 28, 2019 increased by $3,284, or 3.0%, compared to the thirteen weeks ended December 29, 2018. As a percentage of consolidated net sales, SG&A was flat as compared to the thirteen weeks ended December 29, 2018. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
	% of Net sales	% of Net sales
TCS selling, general and administrative	45.4%	45.4%
Elfa selling, general and administrative	3.6%	3.6%
Total selling, general and administrative	49.0%	49.0%

TCS selling, general and administrative expenses as a percentage of consolidated net sales was flat primarily due to incremental Custom Closets marketing expenses, offset by leverage of fixed payroll and occupancy costs due to higher sales.

Pre-opening costs

Pre-opening costs increased to $2,482 in the third quarter of fiscal 2019 as compared to $691 in the third quarter of fiscal 2018. The increase is primarily due to $2,182 of net costs associated with the opening of the second distribution center. The company opened one relocation store in the third quarter of fiscal 2019 as compared to opening two relocation stores in the third quarter of fiscal 2018.

Interest expense

Interest expense decreased by $874, or 14.5%, in the thirteen weeks ended December 28, 2019 to $5,134, as compared to $6,008 in the thirteen weeks ended December 29, 2018.  This decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility.

Taxes

The provision for income taxes in the thirteen weeks ended December 28, 2019 was $1,886 as compared to a benefit of $3,926 in the thirteen weeks ended December 29, 2018. The effective tax rate for the thirteen weeks ended December 28, 2019 was 43.9%, as compared to -72.8% in the thirteen weeks ended December 29, 2018. The increase in the effective tax rate is primarily due to the benefit of the finalization of the one-time transition tax on foreign earnings in the third quarter of fiscal 2018.

Thirty-Nine Weeks Ended December 28, 2019 Compared to Thirty-Nine Weeks Ended December 29, 2018

Net sales

The following table summarizes our net sales for each of the thirty-nine weeks ended December 28, 2019 and December 29, 2018:

	December 28, 2019	% total	December 29, 2018	% total
TCS net sales	$628,282	93.1%	$593,896	92.5%
Elfa third party net sales	46,327	6.9%	48,017	7.5%
Net sales	$674,609	100.0%	$641,913	100.0%

Net sales in the thirty-nine weeks ended December 28, 2019 increased by $32,696, or 5.1%, compared to the thirty-nine weeks ended December 29, 2018. This increase was comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended December 29, 2018	$641,913
Incremental net sales increase (decrease) due to:
Comparable stores (including a $13,099, or 23.2%, increase in online sales)	31,069
New stores	2,535
Elfa third party net sales (excluding impact of foreign currency translation)	1,760
Impact of foreign currency translation on Elfa third party net sales	(3,449)
Shipping and delivery	781
Net sales for the thirty-nine weeks ended December 28, 2019	$674,609

In the thirty-nine weeks ended December 28, 2019, comparable stores generated a $31,069, or 5.3% increase in net sales, with Customs Closets contributing 440 basis points of the increase and all other departments contributing 90 basis points. Additionally, new stores generated $2,535 of incremental net sales. Elfa third party net sales decreased $1,689 in the thirty-nine weeks ended December 28, 2019, due to the negative impact of foreign currency translation. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 28, 2019 and thirty-nine weeks ended December 29, 2018, Elfa third party net sales increased $1,760.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 28, 2019 increased by $15,573, or 4.1%, compared to the thirty-nine weeks ended December 29, 2018.  The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended December 28, 2019 and December 29, 2018 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 28, 2019	December 29, 2018
TCS gross margin	57.3%	58.0%
Elfa gross margin	36.7%	34.5%
Total gross margin	58.0%	58.5%

TCS gross margin decreased 70 basis points primarily due to successful marketing and merchandising campaigns that drove a higher mix of lower margin service sales, partially offset by an improvement in foreign currency. Elfa gross margin increased 220 basis points primarily due to production efficiencies and lower direct materials costs. In total, gross margin decreased 50 basis points primarily due to the decline in TCS’s gross margin during the thirty-nine weeks ended December 28, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended December 28, 2019 increased by $13,332, or 4.2%, compared to the thirty-nine weeks ended December 29, 2018. As a percentage of consolidated net sales, SG&A decreased by 40 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the thirty-nine weeks ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
	% of Net sales	% of Net sales
TCS selling, general and administrative	46.2%	46.4%
Elfa selling, general and administrative	3.4%	3.6%
Total selling, general and administrative	49.6%	50.0%

TCS selling, general and administrative expenses decreased by 20 basis points as a percentage of consolidated net sales. This was primarily due to Optimization Plan expenses incurred in the thirty-nine weeks ended December 29, 2018, partially offset by incremental Custom Closets marketing expenses incurred in the thirty-nine weeks ended December 28, 2019. Elfa selling, general and administrative expenses decreased by 20 basis points as a percentage of consolidated net sales, primarily due to ongoing savings and efficiency efforts.

Pre-opening costs

Pre-opening costs increased to $5,988 in the thirty-nine weeks ended December 28, 2019 as compared to $1,918 in the thirty-nine weeks ended December 29, 2018. The increase is primarily due to $5,030 of net costs associated with the opening of the second distribution center. The Company opened two new stores, including one relocation, in the thirty-nine weeks ended December 28, 2019 as compared to opening four new stores, including two relocations, in the thirty-nine weeks ended December 29, 2018.

Interest expense

Interest expense decreased by $5,048, or 23.7%, in the thirty-nine weeks ended December 28, 2019 to $16,245, as compared to $21,293 in the thirty-nine weeks ended December 29, 2018. This decrease is primarily due to lower interest rates on the Senior Secured Term Loan Facility.

Taxes

The provision for income taxes in the thirty-nine weeks ended December 28, 2019 was $1,428 as compared to a benefit of $5,989 in the thirty-nine weeks ended December 29, 2018. The effective tax rate for the thirty-nine weeks ended December 28, 2019 was 42.2%, as compared to 3135.6% in the thirty-nine weeks ended December 29, 2018. The decrease in the effective tax rate is primarily due to the benefit of the remeasurement of deferred tax balances in the first quarter of fiscal 2018 as a result of a change in the Swedish tax rate and the benefit of the finalization of the one-time transition tax on foreign earnings in the third quarter of fiscal 2018.

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

At December 28, 2019, we had $13,971 of cash, of which $5,935 was held by our foreign subsidiaries. In addition, we had $38,352 of additional availability under the Revolving Credit Facility and approximately $11,774 of additional availability under the 2019 Elfa Revolving Credit Facility (as defined below) as of December 28, 2019.  There were $4,276 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Thirty-Nine Weeks Ended
	December 28,	December 29,
	2019	2018
Net cash (used in) provided by operating activities	$(1,136)	$17,823
Net cash used in investing activities	(29,284)	(20,413)
Net cash provided by financing activities	36,751	15,737
Effect of exchange rate changes on cash	276	(577)
Net increase in cash	$6,607	$12,570
Free cash flow (Non-GAAP) (1)	$(30,432)	$(3,505)

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash (used in) provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,136 for the thirty-nine weeks ended December 28, 2019.  Non-cash items of $27,260 and net income of $1,959 were more than offset by a net change in operating assets and liabilities of $30,355. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory, combined with an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities. The increase in merchandise inventory is primarily due to inventory build-up related to the second distribution center and new product introductions. The increase in accounts receivable is primarily due to the seasonality of sales. The increase in accounts payable and accrued liabilities is primarily driven by timing of inventory receipts and payments.

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

Our total capital expenditures for the thirty-nine weeks ended December 28, 2019 were $29,296. We incurred capital expenditures of $13,434 related to the opening of the second distribution center in Aberdeen, Maryland, which is expected to be fully operational in late fiscal 2019. We incurred $9,249 of capital expenditures for new store openings, relocations and existing store remodels. We opened two new stores, including one relocation, during the thirty-nine weeks ended December 28, 2019. The remaining capital expenditures of $6,613 were primarily for investments in information technology and new product rollouts.

Our total capital expenditures for the thirty-nine weeks ended December 29, 2018 were $21,328 with new store openings, relocations and existing store remodels accounting for less than half of spending at $8,703. We opened four stores, including two relocations, during the thirty-nine weeks ended December 29, 2018. We incurred $5,674 of capital expenditures for distribution centers, the majority of which is related to the second distribution center. The remaining capital expenditures of $6,951 were primarily for investments in information technology and new product rollouts. We recorded proceeds from the sale of property, plant and equipment of $915, the majority of which is related to a sale of a building in Lahti, Finland in the third quarter of fiscal 2018.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $36,751 for the thirty-nine weeks ended December 28, 2019. This included net proceeds of $46,000 from borrowings under the Revolving Credit Facility, partially offset by net repayments of $5,365 for the 2019 Elfa Senior Secured Credit Facilities, payments of $3,512 for repayment of long-term indebtedness, and $372 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

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

As of December 28, 2019, TCS had a total of $38,352 of unused borrowing availability under the Revolving Credit Facility, and $58,000 of borrowings outstanding under the Revolving Credit Facility.

As of December 28, 2019, Elfa had a total of $11,774 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and no borrowings outstanding under the 2019 Elfa Senior Secured Credit Facilities.

Free cash flow (Non-GAAP)

We present free cash flow, which we define as net cash (used in) provided by operating activities in a period minus payments for property and equipment made in that period, because we believe it is a useful indicator of the Company’s overall liquidity, as the amount of free cash flow generated in any period is representative of cash that is available for debt repayment, investment, and other discretionary and non-discretionary cash uses. Accordingly, we believe that free cash flow provides useful information to investors in understanding and evaluating our liquidity in the same manner as management. Our definition of free cash flow is limited in that it does not solely represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Although other companies report their free cash flow, numerous methods may exist for calculating a company’s free cash flow. As a result, the method used by our management to calculate our free cash flow may differ from the methods used by other companies to calculate their free cash flow.

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. Our free cash flow of -$30,432 for the thirty-nine weeks ended December 28, 2019 has decreased as compared to -$3,505 for the thirty-nine weeks ended December 29, 2018, due to significant investments in our second distribution center during the thirty-nine weeks ended December 28, 2019. We do expect our free cash flow to increase in fiscal 2020 as our significant investments for the opening of the second distribution center are expected to be completed once it is fully operational.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash (used in) provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirty-Nine Weeks Ended
	December 28,	December 29,
	2019	2018
Net cash (used in) provided by operating activities	$(1,136)	$17,823
Less: Additions to property and equipment	(29,296)	(21,328)
Free cash flow	$(30,432)	$(3,505)

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

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500.  We drew down a net amount of approximately $10,000 on the Revolving Credit Facility in connection with the closing of the Fifth Amendment. As of December 28, 2019, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $253,985  and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of December 28, 2019, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 28, 2019, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced  its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,774 as of December 28, 2019) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,309 as of December 28, 2019) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and

(iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,676 as of December 28, 2019), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20.  As of December 28, 2019, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 30, 2019. As of December 28, 2019, there were no significant changes to any of our critical accounting policies and estimates, with the exception of the adoption of ASU 2016-02, Leases, which is updated below.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk profile as of  December 28, 2019 has not materially changed since March 30, 2019. Our market risk profile as of March 30, 2019 is disclosed in our Annual Report on Form 10-K filed with the SEC on May 30, 2019. See Note 8 of Notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2019.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Fifth Amended and Restated Employment Agreement, dated November 5, 2019, between Melissa Reiff and The Container Store Group, Inc.					*

10.2	Second Amended and Restated Employment Agreement, dated November 5, 2019, between Jodi Taylor and The Container Store Group, Inc.					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation	*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: February 5, 2020	\s\ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: February 5, 2020	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)