Form 10-K
period 2020-03-28
Container Store Group, Inc.
filed 2020-06-17
CIK 1411688

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐    NO ☑

As of September 27, 2019, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $89,420,395. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of June 12, 2020, the number of shares of common stock outstanding was 50,362,520.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 10, 2020, the Company expected that the filing of this Annual Report on Form 10-K for the fiscal year ended March 28, 2020, originally due on June 11, 2020, would be delayed due to disruptions caused by the COVID-19 pandemic. In particular, the impact of the COVID-19 pandemic on the Company’s store operations and stock price resulted in the need to conduct an interim impairment assessment of the Company's intangibles, long-lived assets and goodwill. The uncertainty caused by the COVID-19 pandemic complicated the analysis required in connection with such impairment assessment, causing the Company to need to perform additional analyses and procedures. As a result, the Company required additional time to complete such assessment.

The Company is relying upon Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, in filing this Annual Report on Form 10-K after the original due date of June 11, 2020.

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

In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward‑looking statements in this Annual Report on Form 10-K include, but are not limited to, statements related to: the outbreak of COVID-19 and the anticipated impact on our business, results of operations and financial condition; anticipated financial performance and key metrics, expectations regarding the reduction of capital expenditures and anticipated benefits to free cash flow, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and other expansion opportunities, expectations regarding key growth initiatives, expectations regarding the impact of, and potential charges related to, marketing and expense savings programs,  and our ability to attract new customers and increase brand loyalty. These forward‑looking statements are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

The following discussion contains references to fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016, and fiscal 2015, which represent our fiscal years ending April 3, 2021, March 28, 2020, March 30, 2019, March 31, 2018, April 1, 2017, and February 27, 2016, respectively.

PART I

ITEM 1.  BUSINESS

General

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. Our vision is to be a beloved brand and the first choice for customized organization solutions and services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. We service them with storage and organization solutions that help them accomplish projects, maximize their space, and make the most of their home.

We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TCS.” In fiscal 2019, we generated consolidated net sales of $916.0 million. Today our operations consist of two operating segments:

•

The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. We operate 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to show solutions to accomplish our customer’s projects, highlighting the value and functionality of our products, and to maximize the appeal of our image and brand. We maintain a relatively consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with orderly merchandising and strategic product solutions to optimize our selling space and increase productivity. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive substantially all of our products directly from one of our two distribution centers.  Our first distribution center in Coppell, Texas, is co‑located with our corporate headquarters and call center, and our second distribution center in Aberdeen, Maryland, became fully operational in fiscal 2019.  In fiscal 2019, TCS had net sales of $852.3 million, which represented approximately 93% of our total consolidated net sales.

•

Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component‑based shelving and drawer systems and made‑to‑measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 49% of Elfa’s total sales in fiscal 2019. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2019, the Elfa segment had $63.6 million of third party net sales, which represented approximately 7% of our total consolidated net sales.

Business Update Related to Coronavirus

On March 13, 2020, the President of the United States declared a national emergency as a result of the novel coronavirus (“COVID-19”) pandemic in the U.S. COVID-19 had a negative impact on the Company’s fiscal 2019 operations and financial results, and we expect the pandemic will continue to negatively affect our operations and financial results in fiscal 2020. The full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. We will continue to monitor the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Our Key Differentiators

The Container Store Custom Closets:

Our growing focus on The Container Store Custom Closets, inclusive of elfa® Classic, elfa® Décor, Avera® and Laren® closet lines, full complementary space completion products, and installation and in-home services, provides a unique opportunity to drive comparable store sales through higher average ticket while differentiating the Company from other brick and mortar and online, items-based retailers. Our highly-trained and experienced sales force has been selling proprietary, custom-designed elfa® and other closet solutions for over 41 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom closet solution—not just our full line custom closets, but the full array of closet organization products that accompany those closets, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell The Container Store Custom Closets in-store, in-home, online, through our call center, as well as through our Contained Home® in-home organization service.

Our elfa® Classic and elfa® Décor closet lines as well as other elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our Company and our commitment to dominating the custom closet market, all Elfa-produced products accounted for approximately 29% of our TCS retail sales in fiscal 2019. We expect our new Elfa-manufactured closet line, Avera® which was launched in fiscal 2019, to add to this differentiation and grow the percentage of our TCS retail sales coming from Elfa-produced products. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa® Classic, elfa® Décor, and Avera®, our best selling and highest margin products. We are the exclusive distributor of Elfa-manufactured products in the United States. Approximately 19% of our fiscal 2019 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

Our Unique Product Collection—Accomplishing Projects in Every Area of the Home:

Our merchandising philosophy is to provide a carefully curated, one-of-a-kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer over 11,000 products designed to help our customers accomplish projects, maximize their space and make the most of their home. Each year, we introduce approximately 2,000 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fact, over half of our annual sales come from exclusive or proprietary products.

Currently, our stores are typically organized into 14 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
Avera®	Closet System (our exclusive and patent-pending system with a custom built-in look, touch open full extension drawers with soft close, and integrated lighting)

Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage

Closet	Shoe Racks, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags

elfa® Classic & elfa® Decor	Includes elfa® collection of Ventilated and Solid Shelving and Drawer Components and Systems, Wall and Door Rack Solutions, Accessories, Utility and Garage Systems, Sliding Doors

Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes, Tape, Small Boxes, Small Baskets, Tins, Divided Boxes, Decorative Containers

Hooks	Wall Mounted, Self-adhesive, Magnetic, Overdoor, Removable

Kitchen	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers

Laren®	Closet System (our exclusive luxury solid closet system with doors, drawers, integrated lighting and accessories)

Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools

Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards, Media Storage, Photo Storage, Display, Small Craft and Parts Organizers

Shelving	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs, Garage

Storage	Drawers, Boxes and Bins, Totes, Crates, Carts, Toy Storage, Garment Racks, Archival Storage, Corrugated Boxes, Packing Material, Storage Bags, Specialty Boxes

Trash	Recycle Bins, Wastebaskets, Open Cans, Step‑on Cans, Bags

Travel	Luggage, Totes, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles

In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships we foster a unique sense of loyalty among our more than 700 product vendors. In fact, 18 of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 31% of our total purchases in fiscal 2019. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

Our Shopping Experience:

We strive to create an Air of Excitement® in each of our stores across the country. You can experience the Air of Excitement® through our employees’ smiling faces and their genuine interest in a customer’s organizational projects and in the bright visual displays of products and solutions.

This is coupled with our highly personalized approach to customer service. Our employees are trained to ask questions to understand our customers’ needs. We believe that if we discover the underlying storage and organization challenges of our customers, we truly help them and hopefully improve the quality of their life. Service and selling are synonymous at The Container Store. We believe we can best serve our customers by astonishing them with personalized service and providing the solutions they most need to accomplish their organizational projects.

We are a multi‑channel retailer, with a fully‑integrated website, responsive mobile site, and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering virtually the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer’s experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick‑up in most markets, or request same‑day home delivery in select markets. The website, mobile site, and call center sales channels combined accounted for approximately 21% of TCS net sales in fiscal 2019. As a result of the COVID-19 pandemic, we have seen a significant increase in our online sales, as our customers are utilizing more time at home as an opportunity to get organized and accomplish home projects.

As previously announced on April 6, 2020, the COVID-19 outbreak led to temporary changes in our customers’ shopping experience. During the temporary closure of all stores, the Company shifted to offering contactless curbside pick-up and in-store appointments for limited customers at a time, in select locations and where permitted to offer these services under local regulations. As of the date of this filing, all 93 stores are open, of which 88 stores are operating with strict health and safety protocols and allowing limited customers in the store at a time, and 5 stores are operating with contactless curbside pick-up only until local mandates allow for more extensive operations.

Our Stores:

We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 93 stores extends to 33 states and the District of Columbia. We opened a total of two new stores (including one relocation) in fiscal 2019 and we expect to open one new store in fiscal 2020, subject to the development of the COVID-19 pandemic and related national, state and local regulations. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to continue to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2019, both of our new stores opened were designed as reduced‑sized footprint stores, located in Germantown, Tennessee, and Dallas, Texas, and our anticipated new store in fiscal 2020 is being designed as a reduced‑sized footprint store as well. Our typical new store opening includes a strategic marketing plan inclusive of public relations and comprehensive training for our store employees that includes product education, solution-selling education, operational education and company culture understanding – all of which we believe enables our new stores to deliver strong sales volume more quickly.

Our Employees and Culture

The Container Store has been helping its customers accomplish their projects and solve their organizational challenges for over 41 years, and since 1978, we have also been running our business guided by our values‑based set of principles. We are proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like‑minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, communities and shareholders—is just simply the right thing to do.

Consistent with our commitment to Conscious Capitalism, we believe that valued and happy employees result in better performance and higher profits. We believe in putting employees first and staying true to our seven Foundation Principles®—simple business philosophies that guide each decision we make. One of those Foundation Principles is 1 Great Person = 3 Good People® in terms of business productivity—that’s our hiring philosophy. In fact, in fiscal 2019, we hired only 6% of job applicants. Our employee‑first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. We provide extensive formal training to full‑time store employees, especially during their first year of employment. Our stores offer flexible work schedules, comprehensive benefits and above retail industry average compensation to both full‑time and part‑time employees. As a result, our full‑time employee voluntary turnover rate was approximately 17% on average over the past two years, significantly below the retail average. It is for these reasons that The Container Store was named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® for 18 consecutive years.

You can learn about our Foundation Principles and Conscious Capitalism on our blog, www.whatwestandfor.com. The information contained on our blog is not incorporated by reference into this Annual Report on Form 10‑K.

As a result of the COVID-19 pandemic, the Company has implemented strict health and safety protocols across our stores, distribution centers and home office to safeguard our employees and customers. These measures include reduced hours, special shopping hours for high-risk customers, intensive and frequent scheduled cleaning procedures, adding sanitizing stations in our stores for employees and customers, and limiting the number of customers allowed in store.  Precautionary health and sanitization measures, including frequent hand washing and cleaning, employees wearing masks, taking of temperatures before beginning work, installing plexiglass shields at point of sale locations and social distancing are in strict effect in these locations. The Company will continue to monitor the situation and follow guidance from the Centers for Disease Control and Prevention and local, state, and federal health officials and intends to reassess or adjust its policies accordingly as the situation continues to unfold.

As of March 28, 2020, we had approximately 5,100 employees, of which approximately 4,600 were TCS employees and approximately 490 were Elfa employees. Of the 4,600 TCS employees, approximately 2,900 were part‑time employees. As a result of reduced store operations, the Company has temporarily transitioned to a substantially smaller workforce to execute on the critical activities of the business. As of April 6, 2020, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees. Our employee base as of June 12, 2020, consists of approximately  3,000 active employees, however, we anticipate increasing our workforce as our business operations allow. Additionally, the majority of our corporate employees have transitioned to working from home arrangements.

In connection with the employee furloughs, the Company also reduced the base salaries of its executive officers. Effective March 30, 2020 the base salaries of Melissa Reiff, Chairwoman and Chief Executive Officer, and the Company’s other executive officers, were reduced by 45% and 33%, respectively. Ms. Reiff and Jodi Taylor, Chief Financial Officer and Chief Administrative Officer, have also amended their employment contracts to temporarily defer the payment of any annual cash bonus for fiscal year 2019. In addition, the base salaries of all other members of the Company’s senior management team, as well as other certain salaried employees, were temporarily reduced by varying amounts. The Company’s senior management team’s performance-based cash bonuses have also been temporarily deferred. All furloughs and reductions of pay will remain in effect for a period to be determined and will be periodically reassessed as the situation regarding COVID-19 develops. The non-employee members of the Company’s Board of Directors also agreed to waive their quarterly retainer fees that were scheduled to be paid on April 1, 2020.

 Sustainability

We have a strong commitment to work towards a sustainable future and believe that the companies best positioned to succeed are committed to growing sustainably, by aligning their mission and business strategy with solutions that benefit customers and their communities. We strive to operate our business in a manner that results in positive impacts to the environment, our communities, our employees, customers, vendors, and shareholders which complements and advances our business priorities. The Board’s role includes overseeing the Company’s corporate strategy and enterprise risk management, including sustainability efforts. Our Board and its committees play a critical role in the oversight of our corporate culture, and hold management accountable for its maintenance of high ethical standards, governance practices and compliance programs to protect our business, employees and reputation.

Our top priorities are to develop policies and efforts that focus on the environment, social responsibility and our employees, respect for human rights and ethics. Our contribution to a sustainable society is to reduce environmental impacts of our products at each stage of development. Our Elfa-manufactured products, which contributed approximately 29% of our fiscal year 2019 retail sales, are largely made from recycled materials and Elfa has a robust sustainability program in place. Additionally, we desire to progress towards a fair, healthy and safe workplace, while creating work environment policies that promote diversity, equality and inclusion. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our shareholders. We are proud of our focus on promoting human rights across our operations – from our supply chain to our products – and are committed to build our business on a foundation of ethics.

Distribution

In the TCS segment, substantially all of our merchandise flows through one of our two distribution centers prior to transport to our retail stores. Our first distribution center is co‑located with our corporate office in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 93,000 square feet of corporate office space and approximately 1 million square feet of warehouse space. Our second distribution center located in Aberdeen, Maryland became fully operational in fiscal 2019 and is approximately 600,000 square feet, comprised primarily of warehouse space.

Our distribution centers are utilized for retail store replenishment and direct‑to‑customer orders. We utilize third party truckload carriers to transport all of our products to our stores. We utilize best in class logistics technology to optimize operations and current processes for picking, packing and shipping while providing a strong foundation for future growth. We continue to strengthen our distribution centers with ongoing process and material handling improvements, as well as automation, in order to achieve even greater efficiencies in service levels and the management of our inventory.

Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. After assessing our distribution and supply chain operations to ensure we are operating the most efficient and cost‑effective distribution network, the fiscal 2019 opening of our second distribution center will significantly improve service levels to our customers while at the same time reduce our supply chain and distribution costs. We also continue to invest in supply chain system enhancements for increased logistics network support.

Elfa utilizes a broad network of third‑party carriers to deliver products from its manufacturing facilities to customers worldwide.

Our distribution centers have been impacted by the COVID-19 pandemic. As a result of our temporary store closures and reduced store operations, we have seen a significant shift in customer trends from shopping in our stores to purchasing online. The increased online purchasing has resulted in delays in order processing and we have hired additional employees to work in our distribution centers. For the safety of our distribution center employees, precautionary health and sanitization measures, including frequent hand washing and scheduled cleanings, employees wearing masks, taking of temperatures before beginning work, scheduling our work teams to minimize contact and social distancing are in strict effect at our distribution centers. We will continue to follow local, state and federal guidelines to ensure the safety of our employees.

Intellectual Property

Our “The Container Store®,” “Contain Yourself!®,” “Foundation Principles®,” “POP! Perfectly Organized Perks®,” “Laren®,” “Avera®,” “Contained Home®,” and “elfa®” trademarks and certain variations thereon, such as our “The Container Store” logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including “www.containerstore.com,” “www.whatwestandfor.com” and others that include our trademarks. We own several elfa® utility and design patents protecting Elfa’s closet and shelving systems, and a utility patent for TCS’ proprietary retail shopping computer systems, along with copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

Competition

We operate within the storage and organization category which extends across many retail segments including custom closets, housewares, office supplies and travel, among others. However, we are the only national retailer solely devoted to it. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet‑based retailers, but they devote a smaller portion of their overall merchandise assortment to storage and organization. One of our biggest differentiators is that we sell solutions, not items. Some of our competitors are larger and may have greater financial, marketing and other resources than The Container Store. However, we compete based on our customer service, product selection and quality, price, convenience, consumer marketing and promotional activities, and our ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. In addition, we believe that the strength of our solutions‑based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of our product assortment compare favorably to those of our competitors.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2019,  2018, and 2017. For more information regarding our use of adjusted net income, and a reconciliation of adjusted net income to the generally accepted accounting principles financial measure of net income, see “Item 6. Selected Financial and Operating Data.”

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

As result of the COVID-19 pandemic, the Company has been monitoring guidance from the Centers for Disease Control and Prevention and local, state, and federal health officials, as well as local, state and federal mandates surrounding business openings, and intends to continue to follow recommended mandates and protocols while operating its business.

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

Our Investor Relations Department can be contacted at The Container Store Group, Inc., 500 Freeport Parkway, Coppell, TX 75019‑3863, Attention: Investor Relations; telephone: 972‑538‑6504; email:InvestorRelations@containerstore.com

ITEM 1A.  RISK FACTORS

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

Store Operations and Infrastructure Risks

The COVID-19 outbreak has led to disruption of our store operations and has had a significant and continuing adverse impact on our results of operations, financial position and cash flows.

The COVID-19 pandemic continues to affect the U.S. and grow globally and has significantly affected our business operations. It is not possible to predict the ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. On March 13, 2020, the President of the United States declared a national emergency as a result of the COVID-19 outbreak in the U.S. We experienced significant disruptions in store operations, including the temporary closure of all stores and the shift to contactless curbside click and pick-up service and limited in-store appointments at select stores, which adversely affected our business, results of operations and financial condition. As of the date of filing this Annual Report on Form 10-K, all 93 stores have reopened, of which 88 stores are operating with strict health and safety protocols and allowing limited customers in the store at a time, and 5 stores are operating with contactless curbside pick-up only until local mandates allow for more extensive operations. There can be no assurance that the continuation of the COVID-19 pandemic will not materially impact our future business operations.

There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to close some or all of our stores again in the future, or as to how long any such closure would last. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. Should there be further widespread store disruptions due to the COVID-19 pandemic, there can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, will be successful.

Although our distribution centers remain open and operational through the date of filing this Annual Report on Form 10-K, governmental mandates or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers. This would complicate or prevent our fulfilling of online orders, and disrupt the operations of our stores by preventing our ability to supply merchandise to our stores.

Our customers may have been, and may continue to be negatively affected by layoffs or work reductions as a result of the global economic downturn caused by COVID-19, which may have negatively impacted, and could continue to negatively impact demand for our products as customers delay or reduce discretionary purchases. Any significant reduction in customer visits to and spending at our stores, caused directly or indirectly by COVID-19 would continue to result in a loss of revenue and profits and could result in other material adverse effects.

Our liquidity could be negatively impacted if these conditions continue or worsen for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Depending on the continued impact of the crisis, further actions may be required to improve the Company's cash position and capital structure. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas and our second distribution center in Aberdeen, Maryland. Our stores are leased from third parties and generally have an initial term of 10 to 15 years. Many of our lease agreements also have additional five‑year renewal options and certain leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional lease payments based on a percentage of sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating lease payment provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as the COVID-19 pandemic, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late

December and runs into February. In fact, over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2019, 2018, and 2017. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Our costs may increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.

Increases in our costs that are beyond our control, including items such as increases in commodity prices for raw materials that are directly or indirectly related to the production and distribution of our products, such as the prices of steel, oil, resin and pulp, increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, including the potential for increased insurance premiums, medical claim costs and worker’s compensation claim costs and increased incremental costs of doing business, as a result of the COVID-19 pandemic, increases in postage and media costs, higher tax rates,  and the cost of compliance with changes in laws and regulations, including accounting standards, may negatively impact our financial results.

Brand Reputation Risks

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

Consumer Behavior Risks

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well‑being and security, including health epidemics or pandemics, such as the COVID-19 pandemic. For example, demand for certain of our products has decreased as a result of the economic impact of the COVID-19 pandemic, and a decrease in home purchases as a result of the pandemic or otherwise may lead to further decreased consumer spending on home‑related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.

Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers’ preferences.  Our buying team, is primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers.

We also attempt to create a pleasant, appealing and convenient shopping experience, including on our website. If we are not successful in creating a pleasant, appealing and convenient shopping experience we may lose customers or fail to obtain new customers.

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

If we fail to anticipate consumer preferences and demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.

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

In addition, we must manage our merchandise in stock and inventory levels to track consumer demand. As a result of the economic downturn caused by COVID-19, the Company has reduced inventory purchases consistent with customer demand. Much of our merchandise requires that we provide vendors with significant ordering lead time, frequently before market factors are known. In addition, the nature of our products requires us to carry a significant amount of inventory prior to peak selling seasons. If we are not able to anticipate consumer demand for our different product offerings, or successfully manage inventory levels for products that are in demand, we may experience:

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

Competition Risks

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

We also face competition from other internet‑based retailers, and traditional store‑based retailers. This results in increased price competition and customer selection of similar products.

In addition, we must successfully respond to changing consumer preferences and buying trends relating to e‑commerce usage. We may need to purchase new or improved technology, creative user interfaces and other e‑commerce marketing tools such as paid search and mobile applications, among others. This may result in increased costs and may not succeed in increasing sales or attracting customers. Our competitors, some of whom have greater resources than us, may also be able to benefit from changes in e‑commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e‑commerce business, as well as damage our reputation and brands.

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

Supply Chain Risks

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise, incur unexpected costs or be unable to effectively service our stores and online customers.

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct‑to‑customer operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from various natural disasters including earthquakes, tornadoes, hurricanes, fires, floods, as well as other unexpected events, such as civil unrest, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in deductibles and repairing any damage beyond our applicable insurance coverage.

Material disruptions at one of our Elfa manufacturing facilities could negatively impact production, customer deliveries and overall financial results.

Elfa operates three manufacturing facilities: two in Sweden and one in Poland. A material operational disruption in one of our Elfa manufacturing facilities could occur as a result of any number of events including, but not limited to, major equipment failures, labor stoppages, temporary or permanent factory closings, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions, health epidemics or pandemics, including the COVID-19 pandemic, which could result in limitations on the ability to travel and return to work, and disruptions in utility services. Such a disruption could negatively impact production, customer deliveries and financial results.

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19.

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

The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

•	discontinue selling merchandise to us;
•	enter into exclusivity arrangements with our competitors;
•	sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;
•	raise the prices they charge us;
•	change payment terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;
•	lengthen their lead times; or

•	initiate or expand sales of storage and organization products to retail customers directly through their own stores, catalogs or on the internet.

We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Adverse market and economic events, such as the economic downturn caused by the COVID-19 pandemic, could impair our ability to obtain merchandise in sufficient quantities from these vendors. Such events include difficulties or problems associated with our vendors' business, finances, labor, ability to export or import, production, insurance and reputation, which our vendors are currently facing due to the COVID-19 pandemic. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, and we may not be able to find similar merchandise with the same terms from larger vendors.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2019, we purchased merchandise from approximately 700 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, and additional labor costs associated with readying merchandise for sale. Our vendors may require long lead times on merchandise ordering cycles, which could increase the difficulty for us to plan and prepare for potential changes to applicable consumer protection laws. In particular, The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for some of our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our merchandise offerings, reputation, results of operations, cash flow and financial condition.

We face risks related to operating two distribution centers.

Our business depends upon the successful operation of our distribution centers, as well as our ability to fulfill orders and to deliver our merchandise to our customers in a timely manner. We currently handle merchandise distribution for all of our stores from two facilities, one in Coppell, Texas, a suburb of Dallas, Texas and the second in Aberdeen, Maryland. We use independent third-party transportation companies as well as leased trucks to deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution centers or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, temporary or government-mandated closures, or other causes, including health epidemics or pandemics such as COVID-19, could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

Our second distribution center in Aberdeen, Maryland became fully operational in fiscal 2019. We may not accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. We may not realize all of the expected expense savings from the opening of the second distribution center, and we may also experience increased costs not previously considered with our new distribution center.

Disruption in our receiving and distribution system or increased costs as a result of opening our second distribution center could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We are subject to duties, tariffs and quotas associated with our dependence on foreign imports for our merchandise.

During fiscal 2019, including purchases for Elfa which represented approximately 22% of our purchases, we purchased approximately 60% of our merchandise from vendors located outside the United States (including approximately 35% from vendors located in China) and approximately 40% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long‑term relationships with our foreign vendors, we have no long‑term contracts with them and transact business on an order by order basis.

Many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods that we may import into the United States. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of income tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. For example, in recent years, the current U.S. presidential administration has imposed tariffs on many items sourced from China, including products and raw materials imported into the U.S., and the Chinese government has imposed retaliatory tariffs on U.S. manufactured goods. As a result, we continually evaluate the impact of enacted tariffs, along with any potential additional tariffs or retaliatory trade restrictions implemented by other countries. These tariffs could adversely affect our customer sales by causing potential delays in product received from our vendors, cost of goods sold and results of operations. We may not be able to fully or substantially mitigate the impact of such tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port‑of‑entry limitations or restrictions in the United States, freight cost increases, health epidemics or pandemics such as COVID-19, and economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

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

We rely upon independent third‑party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, health epidemics or pandemics, such as COVID-19, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. Our reputation for providing a high level of customer service is dependent on such third‑party transportation providers to timely deliver our product shipments. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third‑party transportation providers, which in turn would increase our costs.

Information Technology Risks

If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.

We sell merchandise over the Internet through our website, www.containerstore.com, and through mobile applications for smart phones and tablets. We are vulnerable to certain risks and uncertainties associated with our e‑commerce websites, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues for upgrades of our website software, computer viruses, changes in applicable federal and state regulations, security breaches, and consumer privacy concerns. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online, which could adversely affect our results of operations and reputation.

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

Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, slowness due to strain on internet connectivity due to employees working from home, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have a material adverse effect on our business or results of operations.

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

Liquidity Risks

We face risks related to our indebtedness, resulting in a high degree of leverage on cash flow from operations to pay back debt.

As of March 28, 2020, we had total outstanding debt of $339.6 million and an additional $28.7 million of availability under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and the 2019 Elfa revolving credit facility (the “2019 Elfa Revolving Credit Facilities”). Our senior secured term loan facility with JPMorgan Chase bank, N.A. (the “Senior Secured Term Loan Facility”), which matures September 14, 2023, represented $252.3 million of the total outstanding debt.

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
•

requiring us to comply with financial and operational covenants as well as leverage covenants, restricting us, among other things from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;

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

Consequences of this indebtedness may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities; if we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. A failure by us or our subsidiaries to comply with the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

Our costs and financial results may change as a result of currency exchange rate fluctuations.

During fiscal 2019, approximately 81% of our merchandise was manufactured abroad based on cost of merchandise purchased. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 19% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2019 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2019, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income by approximately $1.0 million.

We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

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

Our fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, many of which provide for periodic increases in operating lease expense. If we are not able to make the required payments under the leases, the lenders or owners of the stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

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

Changes to global financial markets may make it difficult for us to predict our future interest expenses.

In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate, or "SOFR", a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to definitively predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates, including SOFR. Our Senior Secured Term Loan Facility and Revolving Credit Facility provide that in the event LIBOR rates are no longer available, we and our lenders will negotiate in good faith to adopt a replacement benchmark rate and an applicable margin for borrowings based on such replacement benchmark rate. We may incur increased interest expense using any such replacement benchmark rates, which could have an adverse effect on us, including our costs of funds, access to capital markets and financial results.

Human Resources Risks

We depend on key executive management.

We depend on the leadership and experience of our key executive management, including Melissa Reiff and Jodi Taylor. The loss of the services of any of our executive management members, whether in a planned transition or otherwise, could disrupt our business. As there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace departing personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key‑man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

We have furloughed employees and there is uncertainty about their ability to return to work.

As a result of COVID-19, we have reduced store operations and temporarily furloughed a substantial number of employees. If our furloughed employees are unable or unwilling to return to work, it could have a material adverse effect on our business, sales and results of operations.

If we are unable to find, train and retain key personnel, including new employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including general managers and store managers, who understand and appreciate our customers, products, brand and corporate culture, and are able to adequately and effectively represent our culture and establish credibility with our customers. If we are unable to attract, train and retain employees in the future, we may not be able to serve our customers effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as we have in the past. We hire personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer.  There is a high level of competition for experienced, qualified personnel in the retail industry and we compete for personnel with a variety of companies looking to hire for retail positions. Our growth plans could strain our ability to staff our new stores, particularly at the store manager level, which could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business performance and brand image.

Organized labor activities could cause labor relation issues and higher labor costs.

As of March 28, 2020, approximately 60% of Elfa’s employees (approximately 6% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

None of our U.S.‑based employees are currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

Regulatory, Legal and Accounting Risks

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

There are claims made against us from time to time that may distract management from our business activities and result in significant liability or damage to our brand.

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

We are subject to numerous statutory, regulatory and legal requirements, domestically and abroad. Changes in the regulatory environment in the area of product safety, environmental protection, privacy and information security, wage and hour laws, among others, could potentially increase the costs of compliance and subject us to possible government penalties and litigation in the event of deemed noncompliance, which could negatively affect our results of operations.

As result of the COVID-19 pandemic, the Company has been monitoring guidance from the Centers for Disease Control and Prevention and local, state, and federal health officials, as well as local, state and federal mandates surrounding business openings, and intends to continue to follow recommended mandates and protocols while operating its business.

Our total assets include intangible assets with an indefinite life, goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges that could adversely affect our results of operation.

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

As of our intangible annual impairment testing date of December 29, 2019, we determined that there was no impairment of goodwill or trade names. However, in the fourth quarter of fiscal 2019, we experienced significant disruptions to our operations, including temporary store closures and a decline in our market capitalization, due to the COVID-19 pandemic. Therefore, we conducted an additional interim impairment test of goodwill and trade names as of March 28, 2020. The interim impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Based on the results of our interim impairment tests performed, we determined there was no impairment of intangible assets. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

In addition, as a result of the significant disruptions to our operations due to the COVID-19 pandemic, we evaluated our long-lived assets for impairment as of March 28, 2020 and determined there were no impairments. The impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.

We may be subject to fluctuations in our tax obligations and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our operating results.

We are subject to income taxes in various U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect to have ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

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

Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates, such as the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods.

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

Organization and Common Stock Risks

Our common stock price may be volatile or may decline.

The market price for our common stock has been and may be volatile in the future. As a retailer, our results are significantly affected by various factors which can significantly affect our stock price, many of which are outside of our control, including the following:

•	quarterly variations in our operating results compared to market expectations;
•	changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;
•	announcements of new products or significant price reductions by us or our competitors;
•	size of the public float;
•	stock price performance of our competitors;
•	default on our indebtedness;
•	actions by competitors or other shopping center tenants;
•	changes in senior management or key personnel;
•	changes in financial estimates by securities analysts;
•	negative earnings or other announcements by us or other retail home goods companies;
•	downgrades in our credit ratings or the credit ratings of our competitors;
•	weather conditions, particularly during the holiday season and our Annual elfa® Sale;
•	natural disasters or other similar events, including health epidemics or pandemics, such as the outbreak of

COVID-19;
•	issuances or expected issuances of common stock; and
•	global economic, legal and regulatory factors unrelated to our performance.

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

Our comparable store sales have fluctuated significantly in the past based on a number of economic, seasonal, and competitive factors, and we expect them to continue to fluctuate in the future. This variability could cause our comparable store sales to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock. Our comparable store sales growth could vary for many reasons, including the impact of new stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing locations, general economic conditions and uncertainty, the COVID-19 pandemic, which caused us to close all of our stores, including our comparable stores, in the first quarter of fiscal 2020, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any prior year of above‑average sales results.

We are controlled by investment funds managed by Leonard Green and Partners, L.P. (“LGP”), whose interests in our business may be different from yours.

LGP owns approximately 27.5 million shares, or 55.7%, of our outstanding common stock. LGP will, for the foreseeable future, have significant influence over our reporting and corporate management and affairs, and will be able to control virtually all matters requiring shareholder approval. LGP is able to, subject to applicable law, designate a majority of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and our rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of LGP may in some circumstances conflict with our interests and the interests of our other shareholders, including you.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease all of our 93 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for minimum operating lease payments, typically including escalating lease payments. Further, certain leases also include lease payments that are based on a percentage of sales. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of March 28, 2020 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Massachusetts	3	Oregon	1
Arkansas	1	Michigan	2	Pennsylvania	2
California	13	Minnesota	1	Rhode Island	1
Colorado	3	Missouri	1	Tennessee	2
Delaware	1	Nebraska	1	Texas	13
Florida	6	Nevada	1	Utah	1
Georgia	3	New Jersey	4	Virginia	3
Illinois	5	New Mexico	1	Washington	2
Iowa	1	New York	6	Wisconsin	1
Indiana	1	North Carolina	2	District of Columbia	1
Kansas	1	Ohio	3
Maryland	1	Oklahoma	1	Total	93

As previously announced on April 6, 2020, the COVID-19 outbreak led to the temporary closure of all stores. During the temporary closure of all stores, the Company shifted to offering contactless curbside pick-up and in-store appointments for limited customers at a time, in select locations and where permitted to offer these services under local regulations. As of the date of this filing, all 93 stores are open, of which 88 stores are operating with strict health and safety protocols and allowing limited customers in the store at a time, and 5 stores are operating with contactless curbside pick-up only until local mandates allow for more extensive operations.

We lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options. We also lease approximately 600,000 square feet of space in Aberdeen, Maryland for our second distribution center which became fully operational in fiscal 2019 for our TCS segment.  The term for this lease expires in November 2029.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

Information about our Executive Officers

Name	Age	Position(s)
Executive Officers:
Melissa Reiff	65	Chairwoman of the Board of Directors, Chief Executive Officer and President
Jodi Taylor	57	Chief Financial Officer, Chief Administrative Officer and Secretary
Melissa Collins	53	Chief Marketing Officer
John Gehre	50	Chief Merchandising Officer

Melissa Reiff has served as our Chief Executive Officer since July 2016 and as our Chairwoman of the Board and President since August 2019. Previously, Ms. Reiff served as our President and Chief Operating Officer from March 2013 to July 2016, and as our President from 2006 to July 2016. She has also served on our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since February 2006). Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing, and assumed the role of Executive Vice President of Stores and Marketing in 2003. She is a member of the International Women’s Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. Ms. Reiff has served on the Board of Directors of Etsy since April 2015, where she is also a member of the compensation committee. She also serves on Southern Methodist University’s Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Ms. Reiff was honored with the 2012‑2013 SMU Cox School of Business Distinguished Alumna award. Ms. Reiff was selected to our Board of Directors because she possesses particular knowledge and experience in retail, marketing, merchandising, operations, communication and leadership.

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

Melissa Collins has been with The Container Store for 22 years and has served as our Chief Marketing Officer since July 2016. Ms. Collins serves as the Company’s primary marketing strategist, and oversees such key functional areas as brand positioning, advertising, public relations, digital marketing, visual merchandising, e-commerce, social media and “POP! Perfectly Organized Perks”, our customer engagement and loyalty program. Previously, from August 2008 to July 2016, Ms. Collins served as Vice President of Creative and Online. Prior to that, she served in a variety of roles with increasing responsibility, beginning as Art Director and progressing to Senior Director of Creative and Online Services.

 John Gehre has served as our Chief Merchandising Officer since August 2019 and, prior to that, as Executive Vice President of Merchandising and Planning since May 2018, with responsibility for product assortment, inventory allocation, global sourcing initiatives and private label strategy. Prior to joining The Container Store, Mr. Gehre served as the Vice President of General Merchandise, Global Sourcing, and Front End from February 2007 to January 2018 at H-E-B, an American supermarket chain. Mr. Gehre previously gained experience in merchandise planning, product development, omni-channel marketing, and supply chain with BJ’s Wholesale, Linens ‘n Things, Saks Fifth Avenue and Federated.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades on The New York Stock Exchange (“NYSE”), under the symbol “TCS.”

The number of stockholders of record of our common stock as of  June 12, 2020 was 55.  This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

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

The following selected consolidated financial data for each of the years ended March 28, 2020 (fiscal 2019), March 30, 2019 (fiscal 2018), and March 31, 2018 (fiscal 2017), and the selected consolidated balance sheet data as of March 28, 2020 and March 30, 2019 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended April 1, 2017 (fiscal 2016) and February 27, 2016 (fiscal 2015) and the selected consolidated balance sheet data as of March 31, 2018, April 1, 2017 and February 27, 2016, have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The table below also includes, for comparative purposes, unaudited data for the recast 52-week period ended April 2, 2016. Historical results are not indicative of the results to be expected in the future. Fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016, and fiscal 2015 included 52 weeks.

All dollar amounts in this Selected Financial and Operating Data are in thousands, except per share amounts, unless otherwise stated.

	Fiscal Year Ended
	March 28,	March 30,	March 31,	April 1,	April 2,	February 27,
	2020	2019	2018	2017 (1)	2016 (2)	2016
					(unaudited)
Consolidated statement of operations
Net sales	$915,953	$895,093	$857,228	$819,930	$797,087	$794,630
Cost of sales (excluding depreciation and amortization)	382,488	371,410	360,167	343,860	332,594	331,079
Gross profit	533,465	523,683	497,061	476,070	464,493	463,551
Selling, general and administrative expenses (excluding depreciation and amortization)	440,362	430,997	411,721	387,948	394,585	393,810
Stock‑based compensation	3,110	2,846	2,026	1,989	1,575	1,556
Pre‑opening costs	8,237	2,103	5,293	6,852	9,004	9,033
Depreciation and amortization	38,638	36,305	37,922	37,124	34,628	34,230
Other expenses	377	177	5,734	1,058	102	—
(Gain) loss on disposal of assets	(2)	(63)	278	57	62	61
Income from operations	42,743	51,318	34,087	41,042	24,537	24,861
Interest expense, net	21,541	27,275	25,013	16,687	16,772	16,810
Loss on extinguishment of debt	—	2,082	2,369	—	—	—
Income before taxes	21,202	21,961	6,705	24,355	7,765	8,051
Provision (benefit) for income taxes (3)	6,715	281	(12,723)	9,402	2,907	2,909
Net income	$14,487	$21,680	$19,428	$14,953	$4,858	$5,142
Net income per common share—basic and diluted	$0.30	$0.45	$0.40	$0.31	$0.10	$0.11
Weighted-average common shares—basic	48,819,783	48,139,929	48,061,527	47,996,746	47,986,034	47,958,717
Weighted-average common shares—diluted	48,964,564	48,400,407	48,147,725	48,016,010	47,976,034	47,985,717

	Fiscal Year Ended
	March 28,	March 30,	March 31,	April 1,	April 2,	February 27,
	2020	2019	2018	2017 (1)	2016 (2)	2016
Operating data:
Comparable store sales growth for the period (4)	2.9%	3.5%	0.9%	(2.4)%	(0.8)%	0.0%
Number of stores at end of period (5)	93	92	90	86	79	79
Non‑GAAP measures (6):
Adjusted EBITDA (7)	$90,771	$96,347	$89,603	$86,559	$68,362	$68,159
Adjusted EBITDA margin (7)	9.9%	10.8%	10.5%	10.6%	8.6%	8.6%
Adjusted net income (8)	$14,777	$20,432	$13,594	$13,393	$4,858	$5,142
Adjusted net income per common share—diluted (8)	$0.30	$0.42	$0.28	$0.28	$0.10	$0.11

	As of
	March 28,	March 30,	March 31,	April 1,	February 27,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash	$67,755	$7,364	$8,399	$10,736	$13,609
Net working capital (9)	54,718	28,256	27,029	44,342	22,913
Total assets (10)	1,166,814	748,744	749,369	761,834	758,119
Long‑term debt (11)	333,487	267,487	285,165	317,471	321,508
Total stockholders’ equity	271,708	264,693	248,707	221,790	207,068

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

(5)

As of March 28, 2020, the Company operated a total of 93 store locations, of which 19 stores were temporarily closed for more than seven days in fiscal March as a result of COVID-19, and therefore were not considered comparable in that fiscal month.

(6)

We have presented EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non‑GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. These non‑GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non‑GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non‑GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non‑GAAP measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non‑GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non‑GAAP measures supplementally. Our non‑GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (7) and (8) of this table for further information regarding why we believe each non‑GAAP financial measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each of the non‑GAAP financial measures.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	March 28,	March 30,	March 31,	April 1,	April 2,	February 27,
	2020	2019	2018	2017	2016	2016
					(unaudited)
Net income	$14,487	$21,680	$19,428	$14,953	$4,858	$5,142
Depreciation and amortization	38,638	36,305	37,922	37,124	34,628	34,230
Interest expense, net	21,541	27,275	25,013	16,687	16,772	16,810
Income tax provision (benefit)	6,715	281	(12,723)	9,402	2,907	2,909
EBITDA	81,381	85,541	69,640	78,166	59,165	59,091
Pre-opening costs (a)	8,237	2,103	5,293	6,852	9,004	9,033
Non-cash lease expense (b)	(2,169)	(1,327)	(1,915)	(1,365)	(1,784)	(1,844)
Stock-based compensation (c)	3,110	2,846	2,026	1,989	1,575	1,556
Loss on extinguishment of debt (d)	—	2,082	2,369	—	—	—
Foreign exchange (gains) losses (e)	(167)	60	(596)	(342)	226	241
Optimization Plan implementation charges (f)	—	4,864	11,479	—	—	—
Elfa manufacturing facility closure (g)	—	—	803	—	—	—
Elfa France closure (h)	402	—	—	—	—	—
Other adjustments (i)	(23)	178	504	1,259	176	82
Adjusted EBITDA	$90,771	$96,347	$89,603	$86,559	$68,362	$68,159

(a)

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.  In fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

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

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.
(h)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(i)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance, and other charges.
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

A reconciliation of the GAAP financial measures of net income and net income per common share—diluted to the non‑GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal Year Ended
	March 28,	March 30,	March 31,	April 1,	April 2,	February 27,
	2020	2019	2018	2017	2016	2016
					(unaudited)
Numerator:
Net income	$14,487	$21,680	$19,428	$14,953	$4,858	$5,142
Gain on disposal of real estate (a)	—	(374)	—	—	—	—
Management transition costs (b)	—	—	—	(2,852)	—	—
Elfa manufacturing facility closure (c)	—	—	803	—	—	—
Loss on extinguishment of debt (d)	—	2,082	2,369	—	—	—
Elfa France closure (e)	402	—	—	—	—	—
Optimization Plan implementation charges (f)	—	4,864	11,479	—	—	—
Taxes (g)	(112)	(7,820)	(20,485)	1,292	—	—
Adjusted net income	$14,777	$20,432	$13,594	$13,393	$4,858	$5,142
Denominator:
Weighted-average common shares outstanding — diluted	48,964,564	48,400,407	48,147,725	48,016,010	47,976,034	47,985,717

Net income per common share — diluted	$0.30	$0.45	$0.40	$0.31	$0.10	$0.11
Adjusted net income per common share — diluted	$0.30	$0.42	$0.28	$0.28	$0.10	$0.11

(a)	Gain recorded as a result of the sale of a building in Lahti, Finland in fiscal 2018, recorded in (gain) loss on disposal of assets, which we do not consider in our evaluation of ongoing performance.
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

(c)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in fiscal 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.
(d)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in August 2017 and September 2018, which we do not consider in our evaluation of our ongoing operations.
(e)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.
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
(g)

Tax impact of adjustments to net income, as well as other unusual or infrequent tax items, the estimated impact of the Tax Act in fiscal 2017, the exclusion of the impact of certain valuation allowances on deferred tax assets, the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate and the tax benefit recorded in the third quarter of fiscal 2018 as a result of the finalization of the impact of the Tax Act, and the tax impact related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(9)

Net working capital is defined as current assets (excluding cash) less current liabilities (excluding the current portion of long‑term debt, revolving lines of credit and current operating lease liabilities).

(10)	Total assets as of March 28, 2020 increased significantly from previous fiscal years primarily due to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), in fiscal 2019.
(11)

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

For a discussion of the Company’s results of operations for Fiscal 2017, including a year-to-year comparison between Fiscal 2017 and Fiscal 2018, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” in PART II of the Company’s Annual Report on Form 10-K for Fiscal 2018, filed with the SEC on May 30, 2019.

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

Our operations consist of two operating segments:

•

The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of March 28, 2020, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center in Aberdeen, Maryland, became fully operational in fiscal 2019.

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

Business Update Related to Coronavirus

On March 13, 2020, the President of the United States declared a national emergency as a result of the novel coronavirus (“COVID-19”) pandemic in the U.S. COVID-19 had a negative impact on the Company’s fiscal 2019 operations and financial results, and we expect the pandemic will continue to negatively affect our operations and financial results in fiscal 2020. The full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. We will continue to monitor the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

As a result of the COVID-19 pandemic, we experienced significant disruptions to our operations in the fourth quarter of fiscal 2019, including the temporary closure of 51 stores (for more than one day) based on guidance from government officials and health authorities, as well as location-based factors. As of the date of this filing, all 93 stores are open, of which 88 stores are operating with strict health and safety protocols and allowing limited customers in the store at a time, and 5 stores are operating with contactless curbside pick-up only until local mandates allow for more extensive operations.

 Additionally, as a result of the COVID-19 pandemic, we have reduced store operations and temporarily furloughed a substantial number of employees. Additionally, the majority of our corporate employees have transitioned to working from home arrangements.

In connection with the employee furloughs, the Company also reduced the base salaries of its executive officers. Effective March 30, 2020, the base salaries of Melissa Reiff, Chairwoman, President and Chief Executive Officer, and the Company’s other executive officers, were reduced by 45% and 33%, respectively.  Ms. Reiff and Jodi Taylor, Chief Financial Officer and Chief Administrative Officer, have also amended their employment contracts to temporarily defer the payment of any annual cash bonus for fiscal 2019. In addition, the base salaries of all other members of the Company’s senior management team, as well as other certain salaried employees, were temporarily reduced by varying amounts. The Company’s senior management team’s performance-based cash bonuses have also been temporarily deferred. All furloughs and reductions of pay will remain in effect for a period to be determined and will be periodically reassessed as the situation regarding COVID-19 develops. The non-employee members of the Company’s Board of Directors have also agreed to waive their quarterly retainer fees previously scheduled to be paid on April 1, 2020.

The Company has taken various actions to preserve its liquidity. As previously announced, in March 2020, the Company drew down $50 million under its Revolving Credit Facility. As a result of the drawdown, the Company had an outstanding balance of $78 million as of March 28, 2020. Additionally, the Company has reduced or stopped discretionary spending across all areas of the business. We have also extended payment terms for most goods and services and have renegotiated alternative terms for lease payments as well as other business contracts.  We also have reduced merchandise purchases and are managing to lower inventory levels. The Company has planned substantially reduced capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments.

Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods. The Company is implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and evaluating potential employee retention credits.

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

The retail and wholesale businesses in which we operate are cyclical, and consequently our sales are affected by general economic conditions. Purchases of our products are sensitive to trends in the levels of consumer spending, which are affected by a number of factors such as consumer disposable income, housing market conditions, stock market performance, consumer debt, interest rates, tax rates, health epidemics or pandemics, such as COVID-19, and overall consumer confidence.

Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which traditionally begins in late December and runs into February. As noted above, we experienced significant disruptions to our operations in the fourth quarter of fiscal 2019 due to the COVID-19 pandemic. As such, we have seen a significant shift in customer trends from shopping in our stores to purchasing online. Online customer order intake has substantially increased since the start of fiscal 2020 as compared to the same period in fiscal 2019. However, we expect our total fiscal 2020 net sales to be lower than our net sales in fiscal 2019.

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

Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be impacted by changes in the mix of products and services sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Additionally, sales of products typically provide a higher gross margin than sales of services. Furthermore, sales generated through our website typically have a lower gross margin than sales generated through our stores.  We expect to have lower gross margin in fiscal 2020 as a result of increased shipping costs and promotional activity. Gross margin for our TCS segment is also susceptible to foreign currency risk as certain purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance. Similarly, gross margin for our Elfa segment is susceptible to foreign currency risk as certain purchases of raw materials are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

Selling, general and administrative expenses

Selling, general and administrative expenses include all operating costs not included in cost of sales, stock‑based compensation, and pre‑opening costs. For our TCS segment, these include payroll and payroll‑related expenses, marketing expenses, occupancy expenses (which include operating lease expense, real estate taxes, common area maintenance, utilities, telephone, property insurance, and repairs and maintenance), costs to ship product from the distribution center to our stores, and supplies expenses. We also incur costs for our distribution and corporate office operations. For our Elfa segment, these include sales and marketing expenses, product development costs, and all expenses related to operations at headquarters. Depreciation and amortization are excluded from both gross profit and selling, general and administrative expenses.

Selling, general and administrative expenses include both fixed and variable components and, therefore, are not directly correlated with net sales. The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with expected future store growth and the opening of our second distribution center which became fully operational in fiscal 2019. Additionally, due to COVID-19, we incurred incremental costs from additional safety measures implemented in our stores, distribution centers, and corporate office as well as incremental compensation costs for emergency payments and increased hourly pay for distribution center employees. As such, we expect deleverage of SG&A expenses primarily due to lower expected sales in fiscal 2020.

Pre‑opening costs

Non‑capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including lease expenses, marketing expenses, travel and relocation costs, training costs, and certain corporate overhead costs, are expensed as incurred and are included in pre‑opening costs in the consolidated statement of operations. In fiscal 2019, our significant investments related to the opening of the second distribution center were completed. In fiscal 2020, we expect to open one new store which we expect to significantly reduce our pre-opening costs.

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

Opening new stores is part of our long-term growth strategy. As we continue to pursue our growth strategy, we anticipate that a portion of our net sales will come from stores not included in our comparable store sales calculation. Accordingly, comparable store sales is only one measure we use to assess the success of our growth strategy. Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores in the first quarter of fiscal 2020, we do not expect to evaluate comparable store sales as a key metric in fiscal 2020 and expect to focus on net sales comparisons when evaluating the Company’s topline performance.

Optimization Plan

As previously announced on May 23, 2017, the Company launched a four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”). This plan included sales initiatives, certain full-time position eliminations at TCS, organizational realignment at Elfa and ongoing savings and efficiency efforts.

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

We define adjusted net income as net income before restructuring charges, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to “Item 6: Selected Financial and Operating Data.”

Adjustment for currency exchange rate fluctuations

Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also refers to the growth in Elfa third party net sales after the conversion of Elfa’s net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate. The Company believes the disclosure of Elfa third party net sales without the effects of currency exchange rate fluctuations helps investors understand the Company’s underlying performance.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended March 28, 2020,  March 30, 2019 and March 31, 2018 expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Net sales	$915,953	$895,093	$857,228
Cost of sales (excluding depreciation and amortization)	382,488	371,410	360,167
Gross profit	533,465	523,683	497,061
Selling, general, and administrative expenses (excluding depreciation and amortization)	440,362	430,997	411,721
Stock-based compensation	3,110	2,846	2,026
Pre-opening costs	8,237	2,103	5,293
Depreciation and amortization	38,638	36,305	37,922
Other expenses	377	177	5,734
(Gain) loss on disposal of assets	(2)	(63)	278
Income from operations	42,743	51,318	34,087
Interest expense, net	21,541	27,275	25,013
Loss on extinguishment of debt	—	2,082	2,369
Income before taxes	21,202	21,961	6,705
Provision (benefit) for income taxes	6,715	281	(12,723)
Net income	$14,487	$21,680	$19,428

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.8%	41.5%	42.0%
Gross profit	58.2%	58.5%	58.0%
Selling, general, and administrative expenses (excluding depreciation and amortization)	48.1%	48.2%	48.0%
Stock‑based compensation	0.3%	0.3%	0.2%
Pre‑opening costs	0.9%	0.2%	0.6%
Depreciation and amortization	4.2%	4.1%	4.4%
Other expenses	0.0%	0.0%	0.7%
(Gain) loss on disposal of assets	(0.0)%	(0.0)%	0.0%
Income from operations	4.7%	5.7%	4.0%
Interest expense, net	2.4%	3.0%	2.9%
Loss on extinguishment of debt	—%	0.2%	0.3%
Income before taxes	2.3%	2.5%	0.8%
Provision (benefit) for income taxes	0.7%	0.0%	(1.5)%
Net income	1.6%	2.4%	2.3%
Operating data:
Comparable store sales growth for the period (1)	2.9%	3.5%	0.9%
Number of stores at end of period (2)	93	92	90
Non‑GAAP measures (3):
Adjusted EBITDA (3)	$90,771	$96,347	$89,603
Adjusted net income (3)	$14,777	$20,432	$13,594
Adjusted net income per common share — diluted (3)	$0.30	$0.42	$0.28

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

(2)

As of March 28, 2020, the Company operated a total of 93 store locations, of which 19 stores were temporarily closed for at least seven days during fiscal March, as a result of COVID-19, and therefore were not considered comparable in that fiscal month.

(3)

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

Fiscal 2019 compared to Fiscal 2018

Net sales

The following table summarizes our net sales for fiscal 2019 and fiscal 2018:

	March 28, 2020	% total	March 30, 2019	% total
TCS net sales	$852,349	93.1%	$829,622	92.7%
Elfa third party net sales	63,604	6.9%	65,471	7.3%
Net sales	$915,953	100.0%	$895,093	100.0%

Net sales in fiscal 2019 increased by $20,860, or 2.3%, compared to fiscal 2018. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2018	$895,093
Incremental net sales increase (decrease) due to:
Comparable stores (including a $17,163, or 21.3%, increase in online sales)	23,290
New stores	4,457
Temporarily closed stores	(5,803)
Elfa third party net sales (excluding impact of foreign currency translation)	2,547
Impact of foreign currency translation on Elfa third party net sales	(4,414)
Shipping and delivery	783
Net sales for fiscal 2019	$915,953

During fiscal 2019, comparable stores generated $23,290, or 290 basis points, of the 2.3% increase in net sales. Custom Closets were up 7.6%, contributing 350 basis points in comparable sales. Other product categories declined 1.0%, negatively contributing 60 basis points to comparable store sales. Additionally, three new stores generated $4,457 of incremental net sales, two of which were opened during fiscal 2018 and one of which was opened in fiscal 2019. During fiscal 2019, we temporarily closed a total of 20 stores which negatively impacted sales by $5,803. Of these temporary closures, 19 stores were temporarily closed in March 2020, due to the COVID-19 pandemic, and one store was temporarily closed in June 2019 and July 2019, which related to a store remodel. Elfa third party net sales decreased $1,867  during fiscal 2019, primarily due to the negative impact of foreign currency translation, which decreased third party net sales by $4,414. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for fiscal 2019 and fiscal 2018, Elfa third party net sales increased $2,547 primarily due to higher sales in the Nordic markets.

Gross profit and gross margin

Gross profit in fiscal 2019 increased by $9,782, or 1.9%, compared to fiscal 2018. The increase in gross profit was primarily the result of increased consolidated net sales. The following table summarizes the gross margin for fiscal 2019 and fiscal 2018 by segment and total. The segment margins include the impact of inter-segment sales from the Elfa segment to the TCS segment:

	March 28, 2020	March 30, 2019
TCS gross margin	57.4%	58.0%
Elfa gross margin	37.8%	34.9%
Total gross margin	58.2%	58.5%

TCS gross margin decreased 60 basis points during fiscal 2019, primarily due to successful marketing and merchandising campaigns that drove a higher mix of lower margin product and service sales. Elfa segment gross margin increased 290 basis points, primarily due to lower direct materials costs and production efficiencies. On a consolidated basis, gross margin decreased 30 basis points, primarily due to the decline in TCS gross margin during fiscal 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2019 increased by $9,365, or 2.2%, compared to fiscal 2018. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 10 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2019 and fiscal 2018:

	March 28, 2020	March 30, 2019
	% of Net sales	% of Net sales
TCS selling, general and administrative	44.8%	44.7%
Elfa selling, general and administrative	3.3%	3.5%
Total selling, general and administrative	48.1%	48.2%

TCS selling, general and administrative expenses increased by 10 basis points as a percentage of consolidated net sales. The increase was primarily due to the deleveraging of Custom Closets marketing expenses and other costs incurred in fiscal 2019, partially offset by costs associated with the Optimization Plan incurred in fiscal 2018. Elfa selling, general and administrative expenses decreased by 20 basis points as a percentage of consolidated net sales primarily due to ongoing savings and efficiency efforts.

Pre‑opening costs

Pre-opening costs increased by $6,134, or 291.7% in fiscal 2019 to $8,237, as compared to $2,103 in fiscal 2018. The increase is primarily related to $7,247 of net costs associated with the opening of the second distribution center. We opened two stores, including one relocation, in fiscal 2019, and we opened four stores, including two relocations, in fiscal 2018.

Other expenses

Other expenses were $377 in fiscal 2019 as compared to $177 in fiscal 2018. This increase is primarily due to the closure of Elfa France operations in the second quarter of fiscal 2019.

Interest expense and loss on extinguishment of debt

Interest expense decreased by $5,734, or 21.0%, in fiscal 2019 to $21,541, as compared to $27,275 in fiscal 2018.  The decrease is primarily due to lower interest rates on the Senior Secured Term Loan Facility (as defined below), combined with a lower principal balance. On September 14, 2018, we entered into a fifth amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility, pursuant to which, among other things, the applicable interest rate margin decreased to 5.00% for LIBOR loans and 4.00% for base rate loans.

Additionally, as a result of the Fifth Amendment, the Company recorded $2,082 of loss on extinguishment of debt in fiscal 2018.

Taxes

The provision for income taxes in fiscal 2019 was $6,715 as compared to $281 in fiscal 2018. The effective tax rate for fiscal 2019 was 31.7%, as compared to 1.3% in fiscal 2018. The increase in the effective tax rate is primarily due to the benefit for the remeasurement of  deferred tax balances recorded in the first quarter of fiscal 2018 as a result of a change in the Swedish tax rate and the benefit of the finalization of the one-time transition tax on foreign earnings in the third quarter of fiscal 2018.

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

In the fourth quarter of fiscal 2017, the Company recorded a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company recorded a benefit of $5,903 in the third quarter of fiscal 2018, which was included as a component of income tax benefit in the consolidated statement of operations, related to the one-time transition tax on foreign earnings. The final calculated one-time transition tax on foreign earnings is $23,907 which was net of foreign tax credit utilization of $833.  Additionally, the Company had $1,331 of foreign tax credits carryforwards which it does not expect to be able to utilize in future years.  As such, the Company recorded a full valuation allowance related to these credits, the effect of which was included within the net transition tax liability. As of March 28, 2020, the Company has a remaining transition tax liability of $1,420, which will be paid in installments over the next five years as elected.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods. The Company is implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and evaluating potential employee retention credits.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. Over half of our adjusted net income was derived in the fiscal fourth quarter in fiscal years 2019,  2018, and 2017.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 110.0 million (approximately $11,095 as of March 28, 2020) 2019 Elfa revolving credit facility (the “2019 Elfa Revolving Credit Facility” as further discussed under “2019 Elfa Senior Secured Credit Facilities” below), as our primary sources of liquidity.

Due to the uncertainty related to COVID-19, the Company has taken various actions to preserve its liquidity and increase its financial flexibility. As previously announced, in March 2020 the Company drew down $50 million under its Revolving Credit Facility. As a result of the drawdown, the Company had an outstanding balance of $78.0 million as of March 28, 2020. We have also extended payment terms for most goods and services and have renegotiated alternative terms for lease payments as well as other business contracts. In addition, we have reduced merchandise purchases and are managing to lower inventory levels and have reduced or stopped discretionary spending across all areas of the business. The Company has planned substantially reduced capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments.

Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, and other assets, accounts payable, operating lease liabilities, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Annual Shelving Sale, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At March 28, 2020, we had $67,755 of cash, of which $3,599 was held by our foreign subsidiaries. In addition, we had $15,022 of additional availability under the Revolving Credit Facility and approximately $13,644 of additional availability under the 2019 Elfa Revolving Credit Facility at March 28, 2020. There were $3,983 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Pursuant to the Tax Act, we were required to pay a one-time transition tax on earnings of certain foreign subsidiaries that was previously tax deferred. The Company finalized the provisional amount for the one-time transition tax in fiscal 2018. As of March 28, 2020, the Company has a remaining transition tax liability of $1,420, which will be paid in installments over the next five years. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States. However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Net cash provided by operating activities	$30,748	$54,896	$62,176
Net cash used in investing activities	(33,602)	(32,771)	(27,550)
Net cash provided by (used) in financing activities	64,394	(22,007)	(37,688)
Effect of exchange rate changes on cash	(1,149)	(1,153)	725
Net increase (decrease) in cash	$60,391	$(1,035)	$(2,337)
Free cash flow (Non-GAAP) (1)	$(2,871)	$21,226	$34,530

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $30,748 for fiscal 2019. Net income of $14,487 was combined with non-cash items of $44,072 (primarily depreciation and amortization as well as stock-based compensation) and a decrease in working capital of $27,811.  The decrease in working capital during fiscal 2019 was primarily due to an increase in merchandise inventory and income taxes combined with a decrease in accounts payable and accrued liabilities. The increase in merchandise inventory is primarily due to inventory build-up related to the second distribution center and new product introductions. The decrease in accounts payable was primarily driven by timing of inventory receipts and payments.

Net cash provided by operating activities was $54,896 for fiscal 2018. Net income of $21,680 was combined with non-cash items of $41,898 (primarily depreciation and amortization as well as stock-based compensation) and a decrease in working capital of $8,682. The decrease in working capital during fiscal 2018 was primarily due to an increase in inventory, a decrease in noncurrent liabilities and a decrease in income taxes, partially offset primarily by an increase in accounts payable and accrued liabilities. The increases in inventory and accounts payable were primarily due to new product introductions, including the new Avera®  custom closet line. The decrease in other noncurrent liabilities was primarily related to the transition tax liability on foreign earnings recorded in fiscal 2017.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for fiscal 2019 were $33,619. We incurred capital expenditures of $14,851 related to the opening of the second distribution center in Aberdeen, Maryland, which became fully operational in fiscal 2019. We incurred $10,684 of capital expenditures for new store openings, relocations, and existing store remodels. We opened two new stores, including one relocation, during fiscal 2019. The remaining capital expenditures of $8,084 were primarily for investments in information technology and new product rollouts. The Company expects capital expenditures for fiscal 2020 to be significantly lower than fiscal 2019 and focus on critical activities, such as maintenance capital and necessary technology investments.

Our total capital expenditures for fiscal 2018 were $33,670 with new store openings and existing store remodels accounting for $9,719, representing less than half of spending. We opened four stores, including two relocations during fiscal 2018. We incurred $14,373 of capital expenditures for distribution centers, the majority of which related to our second distribution center. The remaining capital expenditures of $9,578 were primarily for investments in information technology and new product rollouts. We recorded proceeds from the sale of property and equipment of $899, the majority of which is related to a sale of a building in Lahti, Finland in fiscal 2018.

Net cash provided by (used in) financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $64,394 for fiscal 2019.  This included $66,000 of net borrowings on the Revolving Credit Facility and $4,000 of net borrowings on the 2019 Elfa Revolving Credit Facility. The increase in net borrowings is primarily attributable to the Company’s drawdown of $50,000 under its Revolving Credit Facility as a proactive measure in light of the COVID-19 pandemic. In addition, the Company made net payments of $5,252 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and $373 for taxes paid in connection with the withholding of shares upon vesting of restricted stock awards.

Net cash used in financing activities was $22,007 for fiscal 2018. This included net payments of $37,001 for repayment of long-term indebtedness, $2,384 for payment of debt issuance costs, and $128 for taxes paid in connection with the withholding of shares upon vesting of restricted stock awards. In addition, the Company had $12,000 of net borrowings under the Revolving Credit Facility and $5,511 of net borrowings under the 2014 Elfa Revolving Credit Facility (as defined below).

As of March 28, 2020, we had a total of $15,022 of unused borrowing availability under the Revolving Credit Facility, and $3,983 in letters of credit issued under the Revolving Credit Facility. There were $78,000 borrowings outstanding under the Revolving Credit Facility as of March 28, 2020.

As of March 28, 2020, Elfa had a total of $13,644 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and $9,050 of borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and is therefore not necessarily indicative of the free cash flow for the full year. Our negative free cash flow of $2,871 for fiscal 2019 decreased as compared to positive free cash flow of $21,226 for fiscal 2018. The decrease is primarily due to significant investments in inventory and capital expenditures related to our second distribution center during fiscal 2019, as well as significant disruptions to our operations in the fourth quarter of fiscal 2019 due to COVID-19. In fiscal 2020, the Company has planned substantially reduced capital expenditures as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments. We expect our fiscal 2020 free cash flow to benefit from these reduced capital expenditures as well as an anticipated decrease in net working capital in fiscal 2020 primarily from the reduction of inventory levels.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Net cash provided by operating activities	$30,748	$54,896	$62,176
Less: Additions to property and equipment	(33,619)	(33,670)	(27,646)
Free cash flow	$(2,871)	$21,226	$34,530

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

Under the Senior Secured Term Loan Facility, we had $252,282 in outstanding borrowings as of March 28, 2020 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions, and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of March 28, 2020, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

Additionally, in March 2020, in light of the uncertain environment resulting from the COVID-19 pandemic, the Company drew down $50,000 under its Revolving Credit Facility in an abundance of caution and as a proactive measure. As a result of the drawdown the Company had an outstanding balance of $78,000 as of March 28, 2020 under the Revolving Credit Facility. Subsequent to year-end, the Company paid down approximately $20,000 of outstanding borrowings on the Revolving Credit Facility.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 28, 2020, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige (“Nordea Bank”), which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,095 as of March 28, 2020) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,599 as of March 28, 2020) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,522 as of March 28, 2020), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of March 28, 2020, we were in compliance with all covenants and no Event of Default (as such term is defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Inventories

Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted‑average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first‑in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference, the merchandise age and general economic conditions, including the duration and severity of the economic downturn caused by the COVID-19 pandemic. The significant estimates used in inventory valuation are obsolescence (including excess and slow‑moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

We operate in certain jurisdictions outside the United States. ASC 740‑30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740‑30, the Company does not consider the earnings subject to the transition tax and global intangible low-taxed income under the Tax Act permanently reinvested. All other earnings are considered permanently reinvested.

Leases

Prior to fiscal 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight‑line basis over the term of the lease, commencing on the date we take possession of the leased property. Rent expense is recorded in selling, general and administrative expenses. Pre‑opening rent expense is recorded in pre‑opening costs in the consolidated statement of operations. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Starting in fiscal 2019, upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), we recognize a lease liability upon lease commencement, measured at the present value of the fixed future minimum lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Lease expense on operating leases is recorded on a straight-line basis over the term of the lease and is recorded in SG&A.

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

The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach, as well as a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, such as the economic downturn as a result of the COVID-19 pandemic, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

As of our annual testing date of December 29, 2019, we determined that there was no impairment of goodwill. However, in the fourth quarter of fiscal 2019, we experienced significant disruptions to our operations, including temporary store closures and a decline in our market capitalization, due to the COVID-19 pandemic. Therefore, we conducted an interim impairment test of goodwill as of March 28, 2020. The interim impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Based on the results of our interim impairment tests performed, we determined there was no impairment. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

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

As discussed above, as of our annual testing date of December 29, 2019, we determined that there was no impairment of trade names. However, in the fourth quarter of fiscal 2019, we experienced significant disruptions to our operations, including temporary store closures, due to the COVID-19 pandemic. Therefore, we conducted an interim impairment test of trade names as of March 28, 2020. The interim impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Based on the results of our interim impairment test performed, we determined there was no impairment. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.

Long‑lived assets

Long‑lived assets, such as property and equipment, right-of-use assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

For our TCS segment, we generally evaluate long‑lived tangible assets at the store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long‑lived assets that are not store‑specific at the consolidated level. For our Elfa segment, we evaluate long‑lived tangible assets at the segment level.

Since there is typically no active market for our long‑lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store‑level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions, such as the duration and severity of the economic downturn caused by the COVID-19 pandemic and the competitive environment. As a result of the significant disruptions to our operations due to the COVID-19 pandemic, we evaluated our long-lived assets for impairment as of March 28, 2020 and determined there were no impairments. The impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Contractual obligations

We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of March 28, 2020, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$252,282	$6,813	$13,626	$231,843	$—
Revolving loans	87,050	9,050	78,000	—	—
Operating leases (1)	520,099	92,694	153,149	110,726	163,530
Finance lease obligations	274	142	132	—	—
Transition tax	1,420	199	573	648	—
Unrecorded contractual obligations
Estimated interest (2)	54,003	17,050	30,309	6,644	—
Letters of credit	3,983	3,983	—	—	—
Purchase obligations (3)	17,241	11,086	6,092	63	—
Total (4)	$936,352	$141,017	$281,881	$349,924	$163,530

(1)

We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.

(2)

For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of March 28, 2020, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

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

(4)

The table above excludes defined benefit pension plan obligations which were included in “Deferred rent and other long‑term liabilities” in the consolidated balance sheet as of March 28, 2020. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 17, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Dallas, Texas

June 17, 2020

The Container Store Group, Inc.

Consolidated balance sheets

	March 28,	March 30,
(In thousands)	2020	2019
Assets
Current assets:
Cash	$67,755	$7,364
Accounts receivable, net	24,721	25,568
Inventory	124,207	108,650
Prepaid expenses	8,852	10,078
Income taxes receivable	4,724	1,003
Other current assets	11,907	11,705
Total current assets	242,166	164,368
Noncurrent assets:
Property and equipment, net	147,540	152,588
Noncurrent operating lease assets	347,170	—
Goodwill	202,815	202,815
Trade names	222,769	225,150
Deferred financing costs, net	170	241
Noncurrent deferred tax assets, net	2,311	1,912
Other assets	1,873	1,670
Total noncurrent assets	924,648	584,376
Total assets	$1,166,814	$748,744

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets

	March 28,	March 30,
(In thousands, except share and per share amounts)	2020	2019
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53,647	$58,734
Accrued liabilities	66,046	67,163
Revolving lines of credit	9,050	5,511
Current portion of long-term debt	6,952	7,016
Current operating lease liabilities	62,476	—
Income taxes payable	—	2,851
Total current liabilities	198,171	141,275
Noncurrent liabilities:
Long-term debt	317,485	254,960
Noncurrent operating lease liabilities	317,284	—
Noncurrent deferred tax liabilities, net	50,178	51,702
Other long-term liabilities	11,988	36,114
Total noncurrent liabilities	696,935	342,776
Total liabilities	895,106	484,051
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,316,559 shares issued at March 28, 2020 and 48,142,319 shares issued at March 30, 2019	483	481
Additional paid-in capital	866,667	863,978
Accumulated other comprehensive loss	(36,295)	(26,132)
Retained deficit	(559,147)	(573,634)
Total shareholders’ equity	271,708	264,693
Total liabilities and shareholders’ equity	$1,166,814	$748,744

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands, except share and per share amounts)	2020	2019	2018
Net sales	$915,953	$895,093	$857,228
Cost of sales (excluding depreciation and amortization)	382,488	371,410	360,167
Gross profit	533,465	523,683	497,061
Selling, general, and administrative expenses (excluding depreciation and amortization)	440,362	430,997	411,721
Stock-based compensation	3,110	2,846	2,026
Pre-opening costs	8,237	2,103	5,293
Depreciation and amortization	38,638	36,305	37,922
Other expenses	377	177	5,734
(Gain) loss on disposal of assets	(2)	(63)	278
Income from operations	42,743	51,318	34,087
Interest expense, net	21,541	27,275	25,013
Loss on extinguishment of debt	—	2,082	2,369
Income before taxes	21,202	21,961	6,705
Provision (benefit) for income taxes	6,715	281	(12,723)
Net income	$14,487	$21,680	$19,428

Net income per common share — basic and diluted	$0.30	$0.45	$0.40

Weighted-average common shares — basic	48,819,783	48,139,929	48,061,527
Weighted-average common shares — diluted	48,964,564	48,400,407	48,147,725

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands)	2020	2019	2018
Net income	$14,487	$21,680	$19,428
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($1,587), ($304) and $30	(4,596)	(865)	53
Pension liability adjustment, net of tax benefit $202, $11, and $98	(778)	(40)	(349)
Foreign currency translation adjustment	(4,789)	(7,911)	5,623
Comprehensive income	$4,324	$12,864	$24,755

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(In thousands, except share amounts)	value	Shares	Amount	capital	income (loss)	deficit	equity
Balance at April 1, 2017	$0.01	48,045,114	480	859,102	(22,643)	(615,149)	221,790
Net income		—	—	—	—	19,428	19,428
Stock-based compensation		—	—	2,026	—	—	2,026
Common stock granted to non-employees		27,073	1	135	—	—	136
Foreign currency translation adjustment		—	—	—	5,623	—	5,623
Unrealized gain on financial instruments, net of $30 tax provision		—	—	—	53	—	53
Pension liability adjustment, net of $98 tax benefit		—	—	—	(349)	—	(349)
Balance at March 31, 2018		48,072,187	481	861,263	(17,316)	(595,721)	248,707
Net income		—	—	—	—	21,680	21,680
Stock-based compensation		—	—	2,846	—	—	2,846
Vesting of restricted stock awards		70,132	—	(1)	—	—	(1)
Taxes related to net share settlement of restricted stock awards		—	—	(130)	—	—	(130)
Cumulative adjustment for adoption of ASC 606		—	—	—	—	407	407
Foreign currency translation adjustment		—	—	—	(7,911)	—	(7,911)
Unrealized gain on financial instruments, net of $304 tax benefit		—	—	—	(865)	—	(865)
Pension liability adjustment, net of $11 tax benefit		—	—	—	(40)	—	(40)
Balance at March 30, 2019		48,142,319	481	863,978	(26,132)	(573,634)	264,693
Net income		—	—	—	—	14,487	14,487
Stock-based compensation		—	—	3,110	—	—	3,110
Vesting of restricted stock awards		174,240	2	(2)	—	—	(0)
Taxes related to net share settlement of restricted stock awards		—	—	(420)	—	—	(420)
Foreign currency translation adjustment		—	—	—	(4,789)	—	(4,789)
Unrealized loss on financial instruments, net of $1,587 tax benefit		—	—	—	(4,596)	—	(4,596)
Pension liability adjustment, net of $202 tax benefit		—	—	—	(778)	—	(778)
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands)	2020	2019	2018
Operating activities
Net income	$14,487	$21,680	$19,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,638	36,305	37,922
Stock-based compensation	3,110	2,846	2,026
(Loss) gain on disposal of assets	(2)	(63)	278
Loss on extinguishment of debt	—	2,082	2,369
Deferred tax benefit	148	(1,563)	(25,545)
Non-cash interest	1,862	2,351	2,664
Other	316	(60)	227
Changes in operating assets and liabilities:
Accounts receivable	(1,002)	(1,395)	3,192
Inventory	(17,293)	(14,688)	8,406
Prepaid expenses and other assets	1,089	1,510	(2,133)
Accounts payable and accrued liabilities	(3,531)	13,622	6,249
Net change in lease assets and liabilities	49	—	—
Income taxes	(6,876)	(2,428)	625
Other noncurrent liabilities	(247)	(5,303)	6,468
Net cash provided by operating activities	30,748	54,896	62,176

Investing activities
Additions to property and equipment	(33,619)	(33,670)	(27,646)
Proceeds from sale of property and equipment	17	899	96
Net cash used in investing activities	(33,602)	(32,771)	(27,550)

Financing activities
Borrowings on revolving lines of credit	63,603	55,201	47,486
Payments on revolving lines of credit	(59,585)	(49,484)	(47,486)
Borrowings on long-term debt	115,000	331,500	335,000
Payments on long-term debt	(54,251)	(356,712)	(361,403)
Payment of debt issuance costs	—	(2,384)	(11,246)
Payment of taxes with shares withheld upon restricted stock vesting	(373)	(128)	(39)
Net cash provided by (used in) financing activities	64,394	(22,007)	(37,688)

Effect of exchange rate changes on cash	(1,149)	(1,153)	725

Net increase (decrease) in cash	60,391	(1,035)	(2,337)
Cash at beginning of fiscal period	7,364	8,399	10,736
Cash at end of fiscal period	$67,755	$7,364	$8,399

Supplemental information:
Cash paid during the year for:
Interest	$18,316	$24,934	$22,119
Taxes	$13,944	$11,838	$4,740

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$2,471	$1,029	$741

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless
otherwise stated)

March 28, 2020

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

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of March 28, 2020, The Container Store, Inc. operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

Business Update Related to Coronavirus

On March 13, 2020, the President of the United States declared a national emergency as a result of the novel coronavirus (“COVID-19”) pandemic in the U.S. COVID-19 had a negative impact on the Company’s fiscal 2019 operations and financial results, and we expect the pandemic will continue to negatively affect our operations and financial results in fiscal 2020. The full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. We will continue to monitor the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

As a result of the COVID-19 pandemic, we experienced significant disruptions to our operations in the fourth quarter of fiscal 2019, including the temporary closure of 51 stores (for more than one day) based on guidance from government officials and health authorities, as well as location-based factors. As of the date of this filing, all 93 stores are open, of which 88 stores are operating with strict health and safety protocols and allowing limited customers in the store at a time, and 5 stores are operating with contactless curbside pick-up only until local mandates allow for more extensive operations.

  Additionally, as a result of COVID-19 pandemic, we have reduced store operations and temporarily furloughed a substantial number of employees. Additionally, the majority of our corporate employees have transitioned to working from home arrangements.

In connection with the employee furloughs, the Company also reduced the base salaries of its executive officers. Effective March 30, 2020, the base salaries of Melissa Reiff, Chairwoman, President and Chief Executive Officer, and the Company’s other executive officers, were reduced by 45% and 33%, respectively.  Ms. Reiff and Jodi Taylor, Chief Financial Officer and Chief Administrative Officer, have also amended their employment contracts to temporarily defer the payment of any annual cash bonus for fiscal 2019. In addition, the base salaries of all other members of the Company’s senior management team, as well as other certain salaried employees, were temporarily reduced by varying amounts. The Company’s senior management team’s performance-based cash bonuses have also been temporarily deferred. All furloughs and reductions of pay will remain in effect for a period to be determined and will be periodically reassessed as the situation regarding COVID-19 develops. The non-employee members of the Company’s Board of Directors have also agreed to waive their quarterly retainer fees previously scheduled to be paid on April 1, 2020.

The Company has taken various actions to preserve its liquidity. As previously announced, in March 2020, the Company drew down $50 million under its Revolving Credit Facility. As a result of the drawdown, the Company had an outstanding balance of $78 million as of March 28, 2020. Additionally, the Company has reduced or stopped discretionary spending across all areas of the business. We have also extended payment terms for most goods and services and have renegotiated alternative terms for lease payments as well as other business contracts.  We also have reduced merchandise purchases and are managing to lower inventory levels. The Company has planned substantially reduced capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments.

Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods. The Company is implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and evaluating potential employee retention credits.

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

All references herein to “fiscal 2020” represent the results of the 52-week fiscal year ended April 3, 2021, "fiscal 2019" represent the results of the 52-week fiscal year ended March 28, 2020, references to "fiscal 2018" represent the results of the 52-week fiscal year ended March 30, 2019 and references to "fiscal 2017" represent the results of the 52-week fiscal year ended March 31, 2018.

Management estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant accounting judgments and estimates include fair value estimates for operating lease assets and liabilities, indefinite‑lived intangible assets, obsolescence and shrink reserve, assessments of long-lived asset impairments, gift card breakage, and assessment of valuation allowances on deferred tax assets.

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

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets. See Note 3 for disclosure on the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of March 28, 2020 and March 30, 2019.

Gift cards and merchandise credits

Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2019) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $955,  $942, and $1,656 of gift card breakage in fiscal years 2019, 2018, and 2017, respectively.

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

Leases

Prior to fiscal 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight‑line basis over the term of the lease, commencing on the date the Company takes possession of the leased property. Rent expense was recorded in SG&A. Pre‑opening rent expense was recorded in pre‑opening costs in the consolidated income statement. The net excess of rent expense over the actual cash paid was recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances were also included in the accompanying consolidated balance sheets as deferred rent liabilities and were amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, were recognized in rent expense when payment of the contingent rent is probable.

Starting in fiscal 2019, upon the adoption of ASU 2016-02, Leases (Topic 842), we recognize a lease liability upon lease commencement, measured at the present value of the fixed future minimum lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Lease expense on operating leases is recorded on a straight-line basis over the term of the lease and is recorded in SG&A.

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

Catalog and direct mailings costs capitalized at March 28, 2020 and March 30, 2019, amounted to $49 and $669, respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2019, 2018, 2017, was $39,583,  $34,791, and $32,860, respectively.

Pre‑opening costs

Non‑capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs are expensed as incurred and are included in pre‑opening costs in the consolidated statement of operations.

Income taxes

We account for income taxes utilizing FASB ASC 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of March 28, 2020 and March 30, 2019. Valuation allowances are established against deferred tax assets when it is more‑likely‑than‑not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

We operate in certain jurisdictions outside the United States. ASC 740‑30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740‑30, the Company does not consider the earnings subject to the transition tax and global intangible low-taxed income (“GILTI”) under the Tax Act permanently reinvested.  All other earnings are considered permanently reinvested.

Stock‑based compensation

The Company accounts for stock-based compensation in accordance ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. For time-based awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for awards that actually vest. For performance-based awards, compensation expense is estimated based on achievement of the performance condition and is recognized using the accelerated attribution method over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations.

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

Accounts receivable

Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.’s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.’s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $326 and $57 at March 28, 2020 and March 30, 2019, respectively.

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

Depreciation, including amortization of assets recorded under finance lease obligations, is provided using the straight‑line method over the estimated useful lives of depreciable assets as follows:

Buildings			30	years
Furniture, fixtures, and equipment	3	to	10	years
Computer software	2	to	5	years
Leasehold improvements	Shorter of useful life or lease term
Finance leases	Shorter of useful life or lease term

Costs of developing or obtaining software for internal use or developing the Company’s website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects are capitalized. For the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, the Company capitalized $5,890,  $4,565, and $4,397, respectively, and amortized $4,977,  $4,374, and $4,346, respectively, of costs in connection with the development of internally used software.

Long‑lived assets

Long‑lived assets, such as property and equipment, right-of-use assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

For our TCS segment, we generally evaluate long‑lived tangible assets at a store level, or at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long‑lived assets that are not store‑specific at the consolidated level. For our Elfa segment, we evaluate long‑lived tangible assets at the segment level.

Since there is typically no active market for our long‑lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store‑level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions, such as the duration and severity of the economic downturn caused by the COVID-19 pandemic, and the competitive environment. As a result of the significant disruptions to our operations due to the COVID-19 pandemic, we evaluated our long-lived assets for impairment as of March 28, 2020 and determined there were no impairments. The impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

Self-insured liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for employee health benefits, workers’ compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were $2,532 and $2,835 as of March 28, 2020 and March 30, 2019, respectively.

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

The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach. We also use a market approach to compare the estimated fair value to comparable companies. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, such as the economic downturn caused by the COVID-19 pandemic, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

As of our annual testing date of December 29, 2019, we determined that there was no impairment of goodwill. However, in the fourth quarter of fiscal 2019, we experienced significant disruptions to our operations,  including temporary store closures and a decline in our market capitalization, due to the COVID-19 pandemic. Therefore, we conducted an additional interim impairment test of goodwill as of March 28, 2020. The interim impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Based on the results of our interim impairment tests performed, we determined there was no impairment. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

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

As discussed above, as of our annual testing date of December 29, 2019, we determined that there was no impairment of trade names. However, in the fourth quarter of fiscal 2019, we experienced significant disruptions to our operations, including temporary store closures, due to the COVID-19 pandemic. Therefore, we conducted an interim impairment test of trade names as of March 28, 2020. The interim impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Based on the results of our interim impairment test performed, we determined there was no impairment. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.

Foreign currency translation

The Company operates foreign subsidiaries in the following countries: Sweden, Norway, Finland, Denmark, Germany and Poland. The Company’s operations in France were closed in fiscal 2019. The functional currency of the Company’s foreign operations is the applicable country’s currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year‑end rates of exchange. Revenues and expenses of foreign subsidiaries and affiliates are translated at average rates of exchange for the year. Unrealized gains and losses on translation are reported as cumulative translation adjustments through other comprehensive income (loss).

The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2019, the rate of exchange from U.S. dollar to Swedish krona increased from 9.3 to 9.9. The carrying amount of assets related to Elfa and subject to currency fluctuation was $105,396 and $108,674 as of March 28, 2020 and March 30, 2019, respectively. Foreign currency realized gains of $167, realized losses of $60, and realized gains of $596, are included in SG&A in the consolidated statements of operations in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

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

In July 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

In March 2020, the FASB issued, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company is evaluating the impact of this guidance on the Company’s financial statements. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

2. Goodwill and trade names

The estimated goodwill and trade name fair values are computed using estimates as of the measurement date, which is defined as the first day of the fiscal fourth quarter or as of an interim impairment date. The Company makes estimates and assumptions about sales, gross margins, profit margins, and discount rates based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

As of our intangibles annual testing date of December 29, 2019, we determined that there was no impairment of goodwill or trade names. However, in the fourth quarter of fiscal 2019, we experienced significant disruptions to our operations, including temporary store closures and a decline in our market capitalization, due to the COVID-19 pandemic. Therefore, we conducted an additional interim impairment test of goodwill and trade names as of March 28, 2020. The interim impairment test included forecasts of future operations incorporating certain assumptions about the duration of the COVID-19 pandemic and its impact on our business. Based on the results of our interim impairment tests performed, we determined there was no impairment of intangibles. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

The Company recorded no impairments during fiscal 2019, fiscal 2018, and fiscal 2017 as a result of the goodwill and trade names impairment tests performed.

The changes in the carrying amount of goodwill and trade names were as follows in fiscal 2019 and fiscal 2018:

	Goodwill	Trade names
Balance at March 31, 2018
Gross balance	410,467	260,935
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$229,401
Foreign currency translation adjustments	—	(4,251)
Balance at March 31, 2019
Gross balance	410,467	256,684
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$225,150
Foreign currency translation adjustments	—	(2,381)
Balance at March 28, 2020
Gross balance	410,467	254,303
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$222,769

3. Detail of certain balance sheet accounts

	March 28,	March 30,
	2020	2019
Accounts receivable, net:
Trade receivables, net	$20,217	$16,730
Credit card receivables	3,326	7,244
Other receivables	1,178	1,594
	$24,721	$25,568
Inventory:
Finished goods	$118,981	$103,774
Raw materials	4,523	4,282
Work in progress	703	594
	$124,207	$108,650
Property and equipment, net:
Land and buildings	$16,444	$17,451
Furniture and fixtures	75,668	71,738
Machinery and equipment	102,057	84,043
Computer software and equipment	106,153	99,034
Leasehold improvements	163,560	159,658
Construction in progress	7,835	21,523
Leased vehicles and other	273	492
	471,990	453,939
Less accumulated depreciation and amortization	(324,450)	(301,351)
	$147,540	$152,588

Accrued liabilities:
Accrued payroll, benefits and bonuses	$18,926	$19,771
Unearned revenue	12,976	10,744
Accrued transaction and property tax	12,509	12,249
Gift cards and store credits outstanding	9,208	8,777
Accrued lease liabilities	—	4,882
Accrued interest	1,483	209
Other accrued liabilities	10,944	10,531
	$66,046	$67,163

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $10,744 as of March 30, 2019, and $10,585 was subsequently recognized into revenue in fiscal 2019. Gift cards and store credits outstanding was $8,777 as of March 30, 2019, and $3,061 was subsequently recognized into revenue in fiscal 2019. See Note 14 for disaggregated revenue disclosures.

4. Long‑term debt and revolving lines of credit

Long‑term debt and revolving lines of credit consist of the following:

	March 28,	March 30,
	2020	2019
Senior secured term loan facility	$252,282	$257,391
2014 Elfa revolving credit facility	—	5,511
2019 Elfa term loan facility	9,050	—
2019 Elfa revolving credit facility	—	—
Obligations under finance leases	274	494
Revolving credit facility	78,000	12,000
Total debt	339,606	275,396
Less current portion	(16,002)	(12,527)
Less deferred financing costs (1)	(6,119)	(7,909)
Total long-term debt	$317,485	$254,960

(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to March 28, 2020, are as follows:

Within 1 year	$16,002
2 years	6,910
3 years	84,848
4 years	231,846
5 years	—
Thereafter	—
$339,606

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

Under the Senior Secured Term Loan Facility, we had $252,282 in outstanding borrowings as of March 28, 2020 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%.  The Senior

Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

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

The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of March 28, 2020, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross‑default provisions. We are required to maintain a consolidated fixed‑charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 28, 2020, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

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

There was $15,022 available under the Revolving Credit Facility as of March 28, 2020, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended March 28, 2020, were $118,648

2019 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AB, which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019 Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,095 as of March 28, 2020) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,599 as of March 28, 2020) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,522 as of March 28, 2020), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of March 28, 2020, we were in compliance with all 2019 Elfa Senior Secured Credit Facilities covenants and no Event of Default (as such term is defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Amortization expense of deferred financing costs was $1,862,  $2,351, and $2,664, in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured
	Term Loan	Revolving
	Facility	Credit Facility	Total
Within 1 year	$1,791	$71	$1,862
2 years	1,791	71	1,862
3 years	1,791	28	1,819
4 years	746	—	746
5 years	—	—	—
Thereafter	—	—	—
	$6,119	$170	$6,289

5. Income taxes

Components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Income before income taxes:
U.S.	$12,168	$14,397	$3,001
Foreign	9,034	7,564	3,704
	$21,202	$21,961	$6,705
Current
Federal	$2,953	$(780)	$10,685
State	1,646	1,464	792
Foreign	1,968	1,160	1,345
Total current provision	6,567	1,844	12,822
Deferred
Federal	448	(1,350)	(25,418)
State	(302)	(68)	158
Foreign	2	(145)	(285)
Total deferred benefit	148	(1,563)	(25,545)
Total provision (benefit) for income taxes	$6,715	$281	$(12,723)

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

One‑time transition tax on earnings of foreign subsidiaries

In the fourth quarter of fiscal 2017, the Company recorded a provisional expense of $8,521 related to the one-time transition tax on foreign earnings. Upon further analysis of certain aspects of the Tax Act and refinement of its calculations, the Company recorded a benefit of $5,903 in the third quarter of fiscal 2018, which is included as a component of income tax benefit in the consolidated statement of operations, related to the one-time transition tax on foreign earnings. The final calculated one-time transition tax on foreign earnings is $2,618 which is net of foreign tax credit utilization of $833.  Additionally, the Company has $1,331 of foreign tax credits carryforwards which it does not expect to be able to utilize in future years.  As such, the Company has recorded a full valuation allowance related to these credits, the effect of which is included within the net transition tax liability. As of March 28, 2020, the Company has a remaining transition tax liability of $1,420, which will be paid in installments over the next five years as elected.

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

Effective income tax rate reconciliation

The differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Provision computed at federal statutory rate	$4,453	$4,612	$2,114
Permanent differences	1,145	1,230	566
One-time transition tax, net	—	(5,903)	8,521
Change in valuation allowance	(46)	(116)	211
State income taxes, net of federal benefit	1,062	817	455
Effect of foreign income taxes	(8)	(511)	(351)
Remeasurement of deferred tax balances	—	303	(24,210)
Other, net	109	(151)	(29)
	$6,715	$281	$(12,723)

Deferred taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of March 28, 2020 and March 30, 2019, are as follows:

	March 28,	March 30,
	2020	2019
Deferred tax assets:
Inventory	$1,549	$1,165
Loss and credit carryforwards	4,542	4,839
Stock-based compensation	5,180	5,346
Accrued liabilities	6,232	5,061
Capital assets	98,372	99
Other	171	—
	116,046	16,510

Valuation allowance	(3,479)	(3,534)
Total deferred tax assets	112,567	12,976
Deferred tax liabilities:
Intangibles	(56,674)	(57,153)
Capital assets	(103,760)	(2,904)
Other	—	(2,709)
Total deferred tax liabilities	(160,434)	(62,766)
Net deferred tax liabilities	$(47,867)	$(49,790)

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

Foreign and domestic tax credits, net of valuation allowances, totaled approximately $931 at March 28, 2020 and approximately $1,190 at March 30, 2019. The various credits available at March 28, 2020 expire in the 2026 tax year.

The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,279 at March 28, 2020, and approximately $2,317 at March 30, 2019. Valuation allowances of $2,135 and $2,181 were recorded against the net operating loss deferred tax assets at March 28, 2020 and March 30, 2019, respectively.

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

We operate in certain jurisdictions outside the United States. ASC 740‑30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740‑30, the Company does not consider the earnings subject to the transition tax and GILTI under the Tax Act permanently reinvested.  All other earnings are considered permanently reinvested.

6. Employee benefit plans

401(k) Plan

Prior to January 1, 2020, employees of the Company had to complete 11 months of service to participate in the Company’s 401(K) Plan. Effective January 1, 2020, all domestic employees of the Company are eligible to participate in the Company’s 401(k) Plan immediately upon date of hire. Participants may contribute up to 80% of annual compensation, limited to nineteen thousand five hundred annually (twenty-six thousand for participants aged 50 years and over) as of January 1, 2020. Effective April 15, 2016, the Company temporarily ceased 401(k) matching contributions. Effective September 9, 2018, the Company matched 50% of employee contributions up to 3% of compensation. Effective March 22, 2020, the Company temporarily ceased 401(k) matching contributions. The amount charged to expense for the Company’s matching contribution was $1,120,  $618 and $0, for fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

Nonqualified retirement plan

The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair value of the plan asset recorded in other current assets was $5,066 and $5,810 as of March 28, 2020 and March 30, 2019, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $5,070 and $5,816 as of March 28, 2020 and March 30, 2019, respectively.

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

The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted‑average assumptions:

	March 28,	March 30,
	2020	2019
Change in benefit obligation:
Projected benefit obligation, beginning of year	$4,862	$4,900
Service cost	46	51
Interest cost	119	141
Benefits paid	(145)	(85)
Actuarial loss	1,240	364
Exchange rate gain	(345)	(509)
Projected benefit obligation, end of year	5,777	4,862
Fair value of plan assets, end of year	—	—
Underfunded status, end of year	$(5,777)	$(4,862)
Discount rate	1.3%	2.6%
Rate of pay increases	3.0%	3.0%

The following table provides the components of net periodic benefit cost for fiscal years 2019, 2018, and 2017:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$46	$51	$37
Interest cost	119	141	143
Amortization of unrecognized net loss	73	68	63
Net periodic benefit cost for defined benefit plan	238	260	243
Defined contribution plans	1,661	2,078	2,237
Total net periodic benefit cost	$1,899	$2,338	$2,480

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

As of March 28, 2020, there are 11,116,570 shares authorized and 7,277,884 shares available for grant under the Amended and Restated Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Restricted Stock Awards

The Company periodically grants time-based and performance-based restricted stock awards under the Company’s Amended and Restated Plan to certain Directors and employees. The following table summarizes the Company's restricted stock award grants during fiscal 2019, 2018, and 2017.

										Number of
										Performance-
						Number of				Based
	Total		Number of			Performance-		Performance-		Awards
	Number of		Time-Based	Time-Based		Based		Based		that Met
	Awards	Grant Date	Awards	Vesting		Awards		Vesting		Performance
Grant Date	Granted	Fair Value	Granted	Period		Granted		Period		Condition
December 12, 2017	22,191	$5.52	4,528	3	years	17,663	(1)	3	years	9,011
June 1, 2018	551,453	$7.68	112,553	3	years	438,900	(2)	3	years	205,616
September 12, 2018	73,264	$10.92	73,264	3	years	—		—	years	—
June 1, 2019	605,927	$7.03	123,667	3	years	482,260	(3)	3	years	182,520
August 28, 2019	172,792	$4.63	172,792	3	years	—		—	years	—

(1)	These performance-based restricted stock awards vest based on achievement of fiscal 2017 performance targets and are also subject to time-based vesting requirements.
(2)	These performance-based restricted stock awards vest based on achievement of fiscal 2018 performance targets and are also subject to time-based vesting requirements.
(3)	These performance-based restricted stock awards vest based on achievement of fiscal 2019 performance targets and are also subject to time-based vesting requirements.

Stock-based compensation cost related to restricted stock awards was $2,162,  $1,527 and $506 for fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of March 28, 2020 is expected to be $2,786 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.3 years.

The following table summarizes the Company’s restricted stock awards activity during fiscal 2018 and fiscal 2019:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair Value
Nonvested at March 31, 2018	243,235	$5.39
Granted	624,717	8.06
Vested	(70,132)	5.38
Forfeited	(4,372)	5.29
Withheld related to net settlement	(23,590)	5.38
Nonvested at March 30, 2019	769,858	$7.56
Granted	778,719	6.50
Vested	(174,239)	7.13
Forfeited	(277,597)	7.75
Withheld related to net settlement	(55,477)	6.73
Nonvested at March 28, 2020	1,041,264	$6.84

Stock Options

In fiscal 2017, the Company granted nonqualified stock options under the Amended and Restated Plan annually to non-employee directors of the Company. The stock options granted vest in equal annual installments over 3 years. The stock options granted were approved by the Board and consisted of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were no stock option grants in fiscal 2019 and fiscal 2018. The following table summarizes the Company's annual stock option grants during fiscal 2017:

Number of Stock
Grant Date	Options Granted
September 12, 2017	343,352

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

Stock‑based compensation cost related to stock options was $949,  $1,319, and $1,520 during fiscal 2019, 2018, and 2017, respectively. As of March 28, 2020, there was a remaining unrecognized compensation cost of $448 (net of estimated forfeitures) that the Company expects to be recognized on a straight‑line basis over a weighted‑average remaining service period of approximately 0.6 years. The intrinsic value of shares exercised was $0, during each of fiscal 2019, 2018, and fiscal 2017, respectively. The fair value of shares vested was $1,167,  $1,507, and $1,613, during fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

The following table summarizes the Company’s stock option activity during fiscal 2019, fiscal 2018, and fiscal 2017:

	Fiscal Year
	2019				2018				2017
			Weighted-				Weighted-				Weighted-
		Weighted-	average			Weighted-	average			Weighted-	average
		average	contractual	Aggregate		average	contractual	Aggregate		average	contractual	Aggregate
		exercise	term	intrinsic		exercise	term	intrinsic		exercise	term	intrinsic
		price	remaining	value		price	remaining	value		price	remaining	value
	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)
Beginning balance	2,895,539	$15.27			3,040,206	$15.40			2,946,028	$16.81
Granted	—	$—			—	$—			343,352	$4.10
Exercised	—	$—			—	$—			—	$—
Forfeited	(42,864)	$8.83			(27,793)	$18.00			(90,881)	$15.13
Expired	(293,443)	$15.98			(116,874)	$17.89			(158,293)	$17.31
Ending balance	2,559,232	$15.30	4.27	$—	2,895,539	$15.27	5.27	$2,460,384	3,040,206	$15.40	6.23	$482
Vested and exercisable at end of year	2,389,873	$15.69	4.16	$—	2,428,274	$16.49	4.95	$1,102,326	2,241,283	$17.53	5.65	$7

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

Stock options granted during fiscal 2017 were granted at a weighted-average grant date fair value of $2.33. Such amounts were estimated using the Black Scholes option pricing model with the following weighted-average assumptions:

	Fiscal 2017
Expected term	6.0	years
Expected volatility	60.6%
Risk-free interest rate	1.9%
Dividend yield	0.0%

8. Shareholders’ equity

Common stock

During fiscal 2017, the Company issued 27,073 shares of common stock in exchange for consultation services received from a third-party at a weighted-average price of $4.99 per share, respectively.

As of March 28, 2020, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 48,316,559 were issued.

The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

As of March 28, 2020, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

9. Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 1, 2017	$(155)	$(1,444)	$(21,044)	$(22,643)

Other comprehensive income (loss) before reclassifications, net of tax	1,203	(398)	5,623	6,428
Amounts reclassified to earnings, net of tax	(1,150)	49	—	(1,101)
Net current period other comprehensive income (loss)	53	(349)	5,623	5,327
Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

Other comprehensive loss before reclassifications, net of tax	(2,197)	(92)	(7,911)	(10,200)
Amounts reclassified to earnings, net of tax	1,332	52	—	1,384
Net current period other comprehensive loss	(865)	(40)	(7,911)	(8,816)
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

Other comprehensive loss before reclassifications, net of tax	(6,081)	(835)	(4,789)	(11,705)
Amounts reclassified to earnings, net of tax	1,485	57	—	1,542
Net current period other comprehensive loss	(4,596)	(778)	(4,789)	(10,163)

Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

The unrecognized net actuarial loss included in accumulated other comprehensive income as of March 28, 2020 and March 30, 2019 was $2,611 and $1,833, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company’s consolidated statements of operations. For a description of the Company’s employee benefit plans, refer to Note 6. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 10.

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

In fiscal 2019, fiscal 2018, and fiscal 2017, the TCS segment used forward contracts for 78%,  80%, and 80% of inventory purchases in Swedish krona each year, respectively.  In fiscal 2019, fiscal 2018, and fiscal 2017, the Elfa segment used forward contracts to purchase U.S. dollars in the amount of $0,  $0, and $1,648, which represented 0%,  0%, and 21% of the Elfa segment’s U.S. dollar purchases each year, respectively.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations. During fiscal 2019, the Company did not recognize any amounts associated with the change in fair value of forward contracts not designated as hedge instruments.

The Company had $5,563 in accumulated other comprehensive loss related to foreign currency hedge instruments at March 28, 2020. Settled foreign currency hedge instruments related to inventory on hand as of March 28, 2020 represents $841 of accumulated unrealized loss. The Company expects the unrealized loss of $841, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

Upon lease commencement, we recognize the lease liability measured at the present value of the fixed future minimum lease payments. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to present value of the future lease payments and the exercise of renewal options.

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

The components of lease costs for the fiscal year ended March 28, 2020 were as follows:

Fiscal Year Ended
Operating lease costs	$90,367
Variable lease costs	1,243
Total lease costs	$91,610

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for fiscal 2019.

Supplemental cash flow information related to our leases for the fiscal year ended March 28, 2020 were as follows:

Fiscal Year Ended
Cash paid for amounts included in the measurement of operating lease liabilities	$90,386
Additions to right-of-use assets	$52,489

Weighted average remaining operating lease term and incremental borrowing rate as of March 28, 2020 were as follows:

Weighted average remaining lease term (years)	7.1
Weighted average incremental borrowing rate	8.8%

As of March 28, 2020, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year	$92,694
2 years	81,669
3 years	71,480
4 years	63,538
5 years	47,188
Thereafter	163,530
Total lease payments	$520,099
Less amount representing interest	(140,339)
Total lease liability	$379,760
Less current lease liability	(62,476)
Total noncurrent lease liability	$317,284

(1)	Operating lease payments exclude $11,816 of legally binding minimum lease payments for leases signed but not yet commenced.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancellable operating leases as of March 30, 2019 were as follows:

	Operating leases	Capital leases
Within 1 year	$89,869	$203
2 years	86,930	122
3 years	71,295	94
4 years	63,705	13
5 years	55,711	110
Thereafter	167,537	—
Total minimum lease payments	$535,047	$542
Less amount representing interest		(48)
Present value of minimum lease payments		$494

12. Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,983 as of March 28, 2020.

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

As of March 28, 2020 and March 30, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at March 28, 2020 and March 30, 2019:

			March 28,	March 30,
Description		Balance Sheet Location	2020	2019
Assets
Nonqualified retirement plan	N/A	Other current assets	$5,066	$5,810
Total assets			$5,066	$5,810

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of March 28, 2020 and March 30, 2019, the estimated fair value of the Company’s long-term debt, including current maturities,  was as follows:

	March 28,	March 30,
	2020	2019
Senior secured term loan facility	$198,041	$256,748
2014 Elfa revolving credit facility	—	5,511
2019 Elfa term loan facility	9,050	—
Obligations under finance leases	274	494
Revolving credit facility	78,000	12,000
Total fair value of debt	$285,365	$274,753

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

Fiscal Year Ended March 28, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$852,349	$63,604	$—	$915,953
Intersegment sales	—	61,955	(61,955)	—
Adjusted EBITDA	77,156	16,988	(3,373)	90,771
Depreciation and amortization	34,608	4,030	—	38,638
Interest expense, net	21,200	341	—	21,541
Capital expenditures (1)	30,500	3,119	—	33,619
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	35,721	—	222,769
Assets (1)	1,073,888	99,587	(6,661)	1,166,814

Fiscal Year Ended March 30, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$829,622	$65,471	$—	$895,093
Intersegment sales	—	57,849	(57,849)	—
Adjusted EBITDA	84,041	12,563	(257)	96,347
Depreciation and amortization	31,924	4,381	—	36,305
Interest expense, net	27,016	259	—	27,275
Capital expenditures (1)	31,176	2,494	—	33,670
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	38,102	—	225,150
Assets (1)	649,351	103,347	(3,954)	748,744

Fiscal Year Ended March 31, 2018	TCS	Elfa	Eliminations	Total
Net sales to third parties	$787,375	$69,853	$—	$857,228
Intersegment sales	—	54,939	(54,939)	—
Adjusted EBITDA	77,274	13,233	(904)	89,603
Depreciation and amortization	32,504	5,418	—	37,922
Interest expense, net	24,740	273	—	25,013
Capital expenditures (1)	25,678	1,968	—	27,646
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	42,353	—	229,401
Assets (1)	635,529	117,592	(3,752)	749,369

(1)	Tangible assets and trade names in the Elfa column are located outside of the United States.

A reconciliation of Adjusted EBITDA by segment to income before taxes is set forth below:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Income before taxes	$21,202	$21,961	$6,705
Add:
Depreciation and amortization	38,638	36,305	37,922
Interest expense, net	21,541	27,275	25,013
Pre-opening costs (a)	8,237	2,103	5,293
Non-cash lease expense (b)	(2,169)	(1,327)	(1,915)
Stock-based compensation (c)	3,110	2,846	2,026
Loss on extinguishment of debt (d)	—	2,082	2,369
Foreign exchange (gains) losses (e)	(167)	60	(596)
Optimization Plan implementation charges (f)	—	4,864	11,479
Elfa manufacturing facility closure (g)	—	—	803
Elfa France closure (h)	402	—	—
Other adjustments (i)	(23)	178	504
Adjusted EBITDA	90,771	96,347	89,603

(a)

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)

Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. In fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

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

(g)	Charges related to the closure of an Elfa manufacturing facility in Lahti, Finland in December 2017, recorded in other expenses, which we do not consider in our evaluation of our ongoing performance.
(h)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(i)	Other adjustments include amounts our management does not consider in our evaluation of our ongoing operations, including certain severance and other charges.

The following table shows sales by merchandise category as a percentage of total net sales for fiscal years 2019, 2018, and 2017:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Custom Closets (1)	51%	49%	48%
Storage, Long-Term Storage, Shelving	13%	14%	14%
Kitchen and Trash	14%	14%	13%
Office, Collections, Hooks	8%	8%	8%
Bath, Travel, Laundry	7%	8%	8%
Gift Packaging, Seasonal, Impulse	5%	6%	7%
Other	2%	1%	2%
Total	100%	100%	100%

(1)	Includes elfa®, Avera® and Laren® products and installation services, as well as closet lifestyle department products sold by the TCS segment and Elfa segment sales to third parties.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per share calculations:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Numerator:
Net income	$14,487	$21,680	$19,428
Denominator:
Weighted-average common shares — basic	48,819,783	48,139,929	48,061,527
Options and other dilutive securities	144,781	260,478	86,198
Weighted-average common shares — diluted	48,964,564	48,400,407	48,147,725

Net income per common share — basic and diluted	$0.30	$0.45	$0.40
Antidilutive securities not included:
Stock options outstanding	2,389,820	2,436,321	3,006,604
Nonvested restricted stock awards	148,066	102,725	41,907

16. Subsequent Events

Subsequent to the fiscal year ended March 28, 2020, on June 1, 2020, the Company granted time-based and performance-based restricted stock awards under the Company’s Amended and Restated 2013 Incentive Award Plan to certain officers and employees of the Company. The total number of restricted shares granted was 1,358,709 with a grant-date fair value of $3.03 per share. The time-based restricted stock awards will vest over 3 years. The performance-based restricted stock awards vest based on achievement of fiscal 2020 performance targets and are also subject to time-based vesting requirements over 3 years.

Subsequent to the fiscal year ended March 28, 2020, the Company renegotiated alternative terms for most operating lease payments related to its stores. The financial statement impact of these renegotiated terms is still being evaluated. The Company does not plan to elect the relief provided by the Securities and Exchange Commission as it relates to modification accounting for leases.

Subsequent to the fiscal year ended March 28,2020, the Company paid down approximately $20,000 of outstanding borrowings on the Revolving Credit Facility.

1

Schedule I—Condensed Financial Information of registrant

The Container Store Group, Inc. (parent company only)

Condensed balance sheets

	March 28,	March 30,
(in thousands)	2020	2019
Assets
Current assets:
Accounts receivable from subsidiaries	$1,128	$1,120
Total current assets	1,128	1,120
Noncurrent assets:
Investment in subsidiaries	270,635	263,573
Total noncurrent assets	270,635	263,573
Total assets	$271,763	$264,693
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$55	$—
Total current liabilities	55	—
Noncurrent liabilities	—	—
Total liabilities	55	—
Shareholders' equity:
Common stock	483	481
Additional paid-in capital	866,667	863,979
Retained deficit	(595,442)	(599,767)
Total shareholders' equity	271,708	264,693
Total liabilities and shareholders' equity	$271,763	$264,693

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of operations

Fiscal Year Ended
	March 28,	March 30,	March 31,
(in thousands)	2020	2019	2018
Net sales	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—
Gross profit	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—
Stock-based compensation	—	—	—
Pre-opening costs	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
(Gain) loss on disposal of assets	—	—	—
Income from operations	—	—	—
Interest expense	—	—	—
Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	14,487	21,680	19,428
Net income	$14,487	$21,680	$19,428

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of comprehensive income

	Fiscal Year Ended
	March 28,	March 30,	March 31,
(In thousands)	2020	2019	2018
Net income	$14,487	$21,680	$19,428
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($1,587), ($304) and $30	(4,596)	(865)	53
Pension liability adjustment, net of tax benefit $202, $11, and $98	(778)	(40)	(349)
Foreign currency translation adjustment	(4,789)	(7,911)	5,623
Comprehensive income	$4,324	$12,864	$24,755

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

March 28, 2020

Note 1: Basis of presentation

In the parent‑company‑only financial statements, The Container Store Group, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The financial statements of the parent company should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2019, fiscal 2018, or fiscal 2017.

Note 2: Guarantees and restrictions

The Container Store, Inc., a subsidiary of the Company, has $252,282 of long‑term debt outstanding under the Senior Secured Term Loan Facility, as of March 28, 2020. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders.

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

The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company’s consolidated subsidiaries were $259,208 as of March 28, 2020.

As of March 28, 2020, The Container Store, Inc. also has $15,022 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10‑K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2020.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2020 identified in management’s evaluation pursuant to Rules 13a‑15(d) or 15d‑15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of March 28, 2020, our internal control over financial reporting was effective.

This annual report includes an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Container Store Group, Inc.’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Container Store Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Container Store Group, Inc. as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (2),  and our report dated June 17, 2020 expressed an unqualified opinion thereon.

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

June 17, 2020

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

The information regarding the Company’s executive officers is located at the end of Part I of this Annual Report on Form 10‑K under the heading “Information about our Executive Officers”. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors,” and “Committees of the Board”.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Executive and Director Compensation”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plan Information”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

2.           Financial Statements Schedules

The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant	102

All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10‑Q	001‑36161	3.1	1/10/2014
3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	10‑Q	001‑36161	3.2	1/10/2014
4.1	Specimen Stock Certificate evidencing the shares of common stock	S‑1/A	333‑191465	4.1	10/21/2013
4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10‑Q	001‑36161	4.1	1/10/2014
4.3	Description of Capital Stock	10-K	001-36161	4.3	5/30/2019
10.1†	Fifth Amended and Restated Employment Agreement, dated November 5, 2019, between Melissa Reiff and The Container Store Group, Inc.	10-Q	001-36161	10.1	2/5/2020
10.2†	Letter Agreement, dated March 26, 2020, between Melissa Reiff and The Container Store Group, Inc.					*
10.3†	Second Amended and Restated Employment Agreement, dated November 5, 2019, between Jodi Taylor and The Container Store Group, Inc.	10-Q	001-36161	10.2	2/5/2020
10.4†	Letter Agreement, dated March 26, 2020, between Jodi Taylor and The Container Store Group, Inc.					*
10.5†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/2014
10.6†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-191465	10.2	9/30/2013
10.7†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8‑K	001‑36161	10.1	9/18/2017
10.8†	Form of Stock Option Agreement under 2013 Amended and Restated Incentive Award Plan	S‑1/A	333‑191465	10.21	10/21/2013
10.9†	The Container Store Group, Inc. Non‑Qualified Retirement Plan, dated as of March 28, 2011	S‑1	333‑191465	10.3	9/30/2013
10.10	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S‑1	333‑191465	10.11	9/30/2013
10.11	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10‑K	001‑36161	10.13	5/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent (“ABL Credit Agreement”)	S‑1	333‑191465	10.12	9/30/2013
10.13	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S‑1	333‑191465	10.13	9/30/2013
10.14	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8‑K	001‑36161	10.1	10/09/2015
10.15	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10‑Q	001‑36161	10.6	8/10/2016
10.16	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8‑K	001‑36161	10.2	8/21/2017
10.17	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.14	9/30/2013
10.18	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.15	9/30/2013
10.19	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement (“Term Facility Credit Agreement”)	8‑K	001‑36161	10.1	11/27/2013
10.20	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10‑Q	001‑36161	10.5	8/10/2016
10.21	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8‑K	001‑36161	10.1	8/21/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.22	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/2018
10.23	Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	10-K	001-36161	10.24	5/30/2019
10.24	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.9	9/30/2013
10.25	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S‑1	333‑191465	10.10	9/30/2013
10.26†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S‑1	333‑191465	10.17	9/30/2013
10.27	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S‑1	333‑191465	10.18	9/30/2013
10.28	Master Credit Agreement, dated March 18, 2019, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Bank	10-K	001-36161	10.33	5/30/2019
10.29†	Non‑Employee Director Compensation Policy of The Container Store Group, Inc., second amended and restated as of April 8, 2019					*
10.30†	Form of Restricted Stock Award Agreement and Grant Notice (time‑vesting)	10-Q	001-36161	10.7	8/10/2016
10.31†	Form of Restricted Stock Award Agreement and Grant Notice (performance‑vesting)					*
21.1	Subsidiary List					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d-14(a)					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a) and Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation					*

*     Filed herewith.

**   Furnished herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10‑K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
/s/ Jodi L. Taylor
Jodi L. Taylor
Date: June 17, 2020	Chief Financial Officer, Chief Administrative Officer and Secretary (duly authorized officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELISSA REIFF	Chairwoman of the Board, President and Chief Executive Officer (principal executive officer)	June 17, 2020
Melissa Reiff

/s/ JODI L. TAYLOR	Chief Financial Officer, Chief Administrative Officer and Secretary (principal financial officer)	June 17, 2020
Jodi L. Taylor

/s/ JEFFREY A. MILLER	Vice President and Chief Accounting Officer (principal accounting officer)	June 17, 2020
Jeffrey A. Miller

/s/ JONATHAN SOKOLOFF	Director	June 17, 2020
Jonathan Sokoloff

/s/ TIMOTHY FLYNN	Director	June 17, 2020
Timothy Flynn

/s/ J. KRISTOFER GALASHAN	Director	June 17, 2020
J. Kristofer Galashan

/s/ ROBERT E. JORDAN	Director	June 17, 2020
Robert E. Jordan

/s/ WALTER ROBB	Director	June 17, 2020
Walter Robb

/s/ RAJENDRA SISODIA	Director	June 17, 2020
Rajendra Sisodia

/s/ CARYL STERN	Director	June 17, 2020
Caryl Stern

/s/ WENDI STURGIS	Director	June 17, 2020

                               Wendi Sturgis