Form 10-Q
period 2020-06-27
Container Store Group, Inc.
filed 2020-07-29
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,362,468 shares of its common stock outstanding as of July 24, 2020.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	June 27,	March 28,	June 29,
(In thousands)	2020	2020	2019
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$63,508	$67,755	$11,404
Accounts receivable, net	25,369	24,721	27,821
Inventory	109,182	124,207	120,512
Prepaid expenses	8,632	8,852	11,129
Income taxes receivable	3,391	4,724	1,124
Other current assets	14,235	11,907	11,867
Total current assets	224,317	242,166	183,857
Noncurrent assets:
Property and equipment, net	141,504	147,540	152,448
Noncurrent operating lease assets	311,911	347,170	353,490
Goodwill	202,815	202,815	202,815
Trade names	225,100	222,769	225,182
Deferred financing costs, net	153	170	223
Noncurrent deferred tax assets, net	2,411	2,311	1,898
Other assets	2,250	1,873	1,607
Total noncurrent assets	886,144	924,648	937,663
Total assets	$1,110,461	$1,166,814	$1,121,520

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	June 27,	March 28,	June 29,
(In thousands, except share and per share amounts)	2020	2020	2019
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$51,656	$53,647	$55,387
Accrued liabilities	75,962	66,046	68,507
Revolving lines of credit	5,533	9,050	9,951
Current portion of long-term debt	6,952	6,952	6,931
Current operating lease liabilities	53,165	62,476	58,664
Income taxes payable	198	—	2,011
Total current liabilities	193,466	198,171	201,451
Noncurrent liabilities:
Long-term debt	296,209	317,485	272,556
Noncurrent operating lease liabilities	301,399	317,284	327,221
Noncurrent deferred tax liabilities, net	45,053	50,178	50,182
Other long-term liabilities	11,304	11,988	8,903
Total noncurrent liabilities	653,965	696,935	658,862
Total liabilities	847,431	895,106	860,313
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,491,369 shares issued at June 27, 2020; 48,316,559 shares issued at March 28, 2020; 48,283,197 shares issued at June 29, 2019	485	483	483
Additional paid-in capital	867,332	866,667	864,386
Accumulated other comprehensive loss	(28,970)	(36,295)	(25,929)
Retained deficit	(575,817)	(559,147)	(577,733)
Total shareholders’ equity	263,030	271,708	261,207
Total liabilities and shareholders’ equity	$1,110,461	$1,166,814	$1,121,520

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	June 27,	June 29,
(In thousands, except share and per share amounts) (unaudited)	2020	2019
Net sales	$151,686	$209,520
Cost of sales (excluding depreciation and amortization)	73,447	89,713
Gross profit	78,239	119,807
Selling, general, and administrative expenses (excluding depreciation and amortization)	86,265	109,029
Stock-based compensation	832	811
Pre-opening costs	9	477
Depreciation and amortization	8,949	9,706
Other expenses (income)	809	(27)
Gain on disposal of assets	(7)	(4)
Loss from operations	(18,618)	(185)
Interest expense, net	4,950	5,709
Loss before taxes	(23,568)	(5,894)
Benefit for income taxes	(6,898)	(1,795)
Net loss	$(16,670)	$(4,099)

Net loss per common share — basic and diluted	$(0.34)	$(0.08)

Weighted-average common shares — basic and diluted	48,389,205	48,231,148

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive loss

	Thirteen Weeks Ended
	June 27,	June 29,
(In thousands) (unaudited)	2020	2019
Net loss	$(16,670)	$(4,099)
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $1,393 and ($18)	3,961	(128)
Pension liability adjustment, net of $0	(219)	(2)
Foreign currency translation adjustment	3,583	333
Comprehensive loss	$(9,345)	$(3,896)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	June 27,	June 29,
(In thousands) (unaudited)	2020	2019
Operating activities
Net loss	$(16,670)	$(4,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,949	9,706
Stock-based compensation	832	811
Gain on disposal of assets	(7)	(4)
Deferred tax benefit	(7,178)	(1,891)
Non-cash interest	465	465
Other	104	—
Changes in operating assets and liabilities:
Accounts receivable	204	(2,200)
Inventory	16,085	(11,923)
Prepaid expenses and other assets	(1,841)	(670)
Accounts payable and accrued liabilities	11,651	2,275
Net change in lease assets and liabilities	9,851	(152)
Income taxes	1,560	(1,009)
Other noncurrent liabilities	1,609	370
Net cash provided by (used in) operating activities	25,614	(8,321)

Investing activities
Additions to property and equipment	(3,913)	(8,703)
Proceeds from sale of property and equipment	6	4
Net cash used in investing activities	(3,907)	(8,699)

Financing activities
Borrowings on revolving lines of credit	11,340	17,961
Payments on revolving lines of credit	(15,288)	(13,599)
Borrowings on long-term debt	—	19,000
Payments on long-term debt	(21,739)	(1,741)
Payment of taxes with shares withheld upon restricted stock vesting	(406)	(347)
Net cash (used in) provided by financing activities	(26,093)	21,274

Effect of exchange rate changes on cash	139	(214)

Net (decrease) increase in cash	(4,247)	4,040
Cash at beginning of fiscal period	67,755	7,364
Cash at end of fiscal period	$63,508	$11,404

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$407	$1,590

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708
Net loss		—	—	—	—	(16,670)	(16,670)
Stock-based compensation		—	—	832	—	—	832
Vesting of restricted stock awards		174,810	2	(2)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(165)	—	—	(165)
Foreign currency translation adjustment		—	—	—	3,583	—	3,583
Unrealized gain on financial instruments, net of $1,393 tax provision		—	—	—	3,961	—	3,961
Pension liability adjustment, net of $0		—	—	—	(219)	—	(219)
Balance at June 27, 2020	$0.01	48,491,369	485	867,332	(28,970)	(575,817)	263,030

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693
Net loss		—	—	—	—	(4,099)	(4,099)
Stock-based compensation		—	—	811	—	—	811
Vesting of restricted stock awards		140,878	2	(56)	—	—	(54)
Taxes related to net share settlement of restricted stock awards		—	—	(347)	—	—	(347)
Foreign currency translation adjustment		—	—	—	333	—	333
Unrealized gain on financial instruments, net of ($18) tax benefit		—	—	—	(128)	—	(128)
Pension liability adjustment, net of $0		—	—	—	(2)	—	(2)
Balance at June 29, 2019	$0.01	48,283,197	483	864,386	(25,929)	(577,733)	261,207

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

June 27, 2020

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the Securities and Exchange Commission (“SEC”) on June 17, 2020 (the “2019 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All references herein to “fiscal 2020” refer to the 53-week fiscal year ending April 3, 2021, “fiscal 2019” refer to the 52-week fiscal year ended March 28, 2020, and “fiscal 2018” refer to the 52-week fiscal year ended March 30, 2019.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”). On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains a controlling interest in the Company. As of June 27, 2020, The Container Store, Inc. (“TCS”) operates 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. As of June 27, 2020, all 93 stores were reopened and operating at close to normalized schedules, with limited capacity. Therefore, we expect online sales to moderate, compared to the significant increase experienced while our stores were temporarily closed, as customers shift to purchasing in-store. However, we will continue to review local, state, and federal mandates as we may need to temporarily close some or all of the stores again, as COVID-19 and other uncertainties continue to unfold. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. As previously announced, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers, due to COVID-19. As of the date of this filing, we have approximately 3,500 active employees. We have also prioritized the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures and limitations on the number of customers shopping in each store at any given time. Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Company is implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and evaluating potential employee retention credits. We will continue to monitor guidance from the Centers for Disease

Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended June 27, 2020 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

Recent accounting pronouncements

In July 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets. A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standard did not result in a material impact to the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company is planning to adopt this standard in the first quarter of fiscal 2021. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

2.  Detail of certain balance sheet accounts

	June 27,	March 28,	June 29,
	2020	2020	2019
Accounts receivable, net:
Trade receivables, net	$14,678	$20,217	$15,366
Credit card receivables	9,297	3,326	10,677
Other receivables	1,394	1,178	1,778
	$25,369	$24,721	$27,821
Inventory:
Finished goods	$103,880	$118,981	$115,536
Raw materials	4,697	4,523	4,321
Work in progress	605	703	655
	$109,182	$124,207	$120,512
Accrued liabilities:
Accrued payroll, benefits and bonuses	$20,214	$19,112	$21,684
Unearned revenue	14,554	12,976	15,297
Accrued transaction and property tax	13,099	12,509	11,484
Gift cards and store credits outstanding	9,035	9,208	9,010
Accrued lease liabilities	1,311	49	187
Accrued interest	2,633	1,483	1,796
Accrued sales returns	8,165	1,650	2,531
Other accrued liabilities	6,951	9,059	6,518
	$75,962	$66,046	$68,507

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $12,976 as of March 28, 2020, and $9,855 was subsequently recognized into revenue for the thirteen weeks ended June 27, 2020. Gift cards and store credits outstanding was $9,208 as of March 28, 2020, and $869 was subsequently recognized into revenue for the thirteen weeks ended June 27, 2020. See Note 10 for disaggregated revenue disclosures.

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

Lease expense on operating leases is recorded on a straight-line basis over the term of the lease, commencing on the date the Company takes possession of the leased property and is recorded in selling, general and administrative expenses (“SG&A”).

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

During the first quarter of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties. Under ASC 842, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. In April 2020, the FASB issued guidance related to the relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842. Under existing lease guidance, the Company would determine, on a lease by lease basis, if a lease concession was the result of a new arrangement with the tenant or if it was under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for the concessions (i) as if no changes to the existing lease contract were made or (ii) as a variable lease adjustment. The Company did not apply the lease modification relief, and the remeasurement impact is included in the Company’s condensed consolidated financial statements as of and for the three months ended June 27, 2020.

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

The components of lease costs for the thirteen weeks ended June 27, 2020 and June 29, 2019 were as follows:

	Thirteen Weeks Ended
	June 27, 2020	June 29, 2019
Operating lease costs	$22,500	$22,364
Variable lease costs	32	472
Total lease costs	$22,532	$22,836

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen weeks ended June 27, 2020.

Supplemental cash flow information related to our leases for the thirteen weeks ended June 27, 2020 and June 29, 2019 were as follows:

	Thirteen Weeks Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,434	$22,168
Additions to right-of-use assets	$28,943	$15,565

Weighted average remaining operating lease term and incremental borrowing rate as of June 27, 2020 and June 29, 2019 were as follows:

	Thirteen Weeks Ended
	June 27, 2020	June 29, 2019
Weighted average remaining lease term (years)	7.1	7.3
Weighted average incremental borrowing rate	14.5%	8.8%

As of June 27, 2020, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$73,320
2 years	91,012
3 years	77,194
4 years	69,586
5 years	62,266
Thereafter	192,157
Total lease payments	$565,535
Less amount representing interest	(210,971)
Total lease liability	$354,564
Less current lease liability	(53,165)
Total noncurrent lease liability	$301,399
(1)	Operating lease payments exclude $12,125 of legally binding minimum lease payments for leases signed but not yet commenced.

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

The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per common share calculations:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Numerator:
Net loss	$(16,670)	$(4,099)
Denominator:
Weighted-average common shares — basic and diluted	48,389,205	48,231,148

Net loss per common share — basic and diluted	$(0.34)	$(0.08)
Antidilutive securities not included:
Stock options outstanding	2,545,383	2,497,573
Nonvested restricted stock awards	674,176	197,687

5.  Income taxes

The benefit for income taxes in the thirteen weeks ended June 27, 2020 was $6,898 as compared to a benefit of $1,795 in the thirteen weeks ended June 29, 2019. The effective tax rate for the thirteen weeks ended June 27, 2020 was 29.3%, as compared to 30.5% in the thirteen weeks ended June 29, 2019. During the thirteen weeks ended June 27, 2020, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to stock-based compensation, U.S. state income taxes, and the impact of the global intangible low-taxed income (“GILTI”) provision. During the thirteen weeks ended June 29, 2019, the effective tax rate rose above the U.S. statutory rate primarily due to the impact of the GILTI provision and U.S. state income taxes.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,635 as of June 27, 2020.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended June 27, 2020:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

Other comprehensive income (loss) before reclassifications, net of tax	3,617	(219)	3,583	6,981
Amounts reclassified to earnings, net of tax	344	—	—	344
Net current period other comprehensive income (loss)	3,961	(219)	3,583	7,325

Balance at June 27, 2020	$(1,602)	$(2,830)	$(24,538)	$(28,970)

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

During the thirteen weeks ended June 27, 2020 and June 29, 2019, the TCS segment used forward contracts for 63% and 100% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 24 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive loss until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended June 27, 2020 and June 29, 2019. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirteen weeks ended June 27, 2020, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $1,602 loss in accumulated other comprehensive loss related to foreign currency hedge instruments at June 27, 2020, of which $688 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of June 27, 2020. The Company expects the unrealized loss of $688, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

9.  Fair value measurements

Under GAAP, the Company is required to a) measure certain assets and liabilities at fair value or b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1—Valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

●	Level 2—Valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

As of June 27, 2020, March 28, 2020 and June 29, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			June 27,	March 28,	June 29,
Description		Balance Sheet Location	2020	2020	2019
Assets
Nonqualified retirement plan	N/A	Other current assets	$5,350	$5,066	$5,673
Total assets			$5,350	$5,066	$5,673

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of June 27, 2020, March 28, 2020 and June 29, 2019, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	June 27,	March 28,	June 29,
	2020	2020	2019
Senior secured term loan facility	$206,728	$198,041	$254,729
2019 Elfa revolving credit facility	5,533	9,050	9,951
Obligations under finance leases	254	274	262
Revolving credit facility	58,000	78,000	31,000
Total fair value of debt	270,515	285,365	295,942

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

Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted

EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Thirteen Weeks Ended June 27, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$139,386	$12,300	$—	$151,686
Intersegment sales	—	8,691	(8,691)	—
Adjusted EBITDA	1,725	2,937	(199)	4,463
Interest expense, net	4,848	102	—	4,950
Assets (1)	1,016,425	100,834	(6,798)	1,110,461

Thirteen Weeks Ended June 29, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$195,076	$14,444	$—	$209,520
Intersegment sales	—	11,550	(11,550)	—
Adjusted EBITDA	10,234	2,088	(1,679)	10,643
Interest expense, net	5,614	95	—	5,709
Assets (1)	1,018,984	107,678	(5,142)	1,121,520
(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of loss before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Loss before taxes	$(23,568)	$(5,894)
Add:
Depreciation and amortization	8,949	9,706
Interest expense, net	4,950	5,709
Pre-opening costs (a)	9	477
Non-cash lease expense (b)	11,138	(64)
Stock-based compensation (c)	832	811
Foreign exchange losses (gains) (d)	121	(75)
COVID-19 costs (e)	1,223	—
Severance and other costs (f)	809	(27)
Adjusted EBITDA	$4,463	$10,643

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased due to renegotiated terms with landlords during the first quarter of fiscal 2020 due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)	Includes incremental costs attributable to the COVID-19 pandemic, substantially all of which consist of hazard pay for distribution center employees and sanitization costs.

(f)	Severance and other costs include amounts our management does not consider in our evaluation of our ongoing operations. For the first quarter of fiscal 2020, Severance and other costs consists of amounts associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures, and for the first quarter of fiscal 2019, consist of severance and other charges unrelated to COVID-19.

11. Stock-based compensation

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

Unrecognized compensation expense related to outstanding restricted stock awards to employees as of June 27, 2020 is $4,240, and recognized over a weighted average period of 1.4 years. As of June 27, 2020, the total number of nonvested restricted stock awards was 1,864,446.

12. Subsequent Events

Subsequent to the fiscal quarter ended June 27, 2020, the Company paid down $40,000 of outstanding borrowings on the Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, including, without limitation impacts of, and our plans in response to, the outbreak of COVID-19, and anticipated capital expenditures and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the outbreak of COVID-19 and the associated impact on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; overall decline in the health of the economy, consumer spending, and the housing market; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate consumer preferences and demand; competition from other stores and internet-based competition; vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; disruptions at our Elfa manufacturing facilities; deterioration or change in vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third party transportation providers; our inability to effectively manage our online sales; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; employee furloughs and uncertainty about their ability to return to work; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (the “2019 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2020.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2020 ends on April 3, 2021 and will include 53 weeks and fiscal 2019 ended on March 28, 2020 and included 52 weeks. The first quarter of fiscal 2020 ended on June 27, 2020 and the first quarter of fiscal 2019 ended on June 29, 2019, and both included thirteen weeks.

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

Our operations consist of two operating segments:

●   The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of June 27, 2020, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center in Aberdeen, Maryland, became fully operational in fiscal 2019.

●   Elfa, The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. As of June 27, 2020, all 93 stores were reopened and operating at close to normalized schedules, with limited capacity. Therefore, we expect online sales to moderate, compared to the significant increase experienced while our stores were temporarily closed, as customers shift to purchasing in-store. However, we will continue to review local, state, and federal mandates as we may need to temporarily close some or all of the stores again, as COVID-19 and other uncertainties continue to unfold. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. As previously announced, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain other employees, due to COVID-19. As of the date of this filing, we have approximately 3,500 active employees. We have also prioritized the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures and limitations on the number of customers shopping in each store at any given time. Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Company is implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and evaluating potential employee retention credits. We will continue to monitor guidance from the Centers for Disease Control and Prevention, state, local and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

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

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Net sales	$151,686	$209,520
Cost of sales (excluding depreciation and amortization)	73,447	89,713
Gross profit	78,239	119,807
Selling, general, and administrative expenses (excluding depreciation and amortization)	86,265	109,029
Stock-based compensation	832	811
Pre-opening costs	9	477
Depreciation and amortization	8,949	9,706
Other expenses (income)	809	(27)
Gain on disposal of assets	(7)	(4)
Loss from operations	(18,618)	(185)
Interest expense, net	4,950	5,709
Loss before taxes	(23,568)	(5,894)
Benefit for income taxes	(6,898)	(1,795)
Net loss	$(16,670)	$(4,099)

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	48.4%	42.8%
Gross profit	51.6%	57.2%
Selling, general, and administrative expenses (excluding depreciation and amortization)	56.9%	52.0%
Stock‑based compensation	0.5%	0.4%
Pre‑opening costs	0.0%	0.2%
Depreciation and amortization	5.9%	4.6%
Other expenses (income)	0.5%	(0.0)%
Gain on disposal of assets	(0.0)%	(0.0)%
Loss from operations	(12.3)%	(0.1)%
Interest expense, net	3.3%	2.7%
Loss before taxes	(15.5)%	(2.8)%
Benefit for income taxes	(4.5)%	(0.9)%
Net loss	(11.0)%	(2.0)%
Operating data:
Number of stores at end of period	93	92
Non‑GAAP measures (1):
Adjusted EBITDA (2)	$4,463	$10,643
Adjusted net loss (3)	$(15,523)	$(4,099)
Adjusted net loss per common share — basic and diluted (3)	$(0.32)	$(0.08)
(1)	We have presented EBITDA, Adjusted EBITDA, adjusted net loss, and adjusted net loss per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (2) and (3) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

(2)	EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net loss before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with our Secured Term Loan Facility (as defined below) and the Revolving Credit Facility (as defined below) and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

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

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock compensation expense. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019

Net loss	$(16,670)	$(4,099)
Depreciation and amortization	8,949	9,706
Interest expense, net	4,950	5,709
Income tax benefit	(6,898)	(1,795)
EBITDA	(9,669)	9,521
Pre-opening costs (a)	9	477
Non-cash lease expense (b)	11,138	(64)
Stock-based compensation (c)	832	811
Foreign exchange losses (gains) (d)	121	(75)
COVID-19 costs (e)	1,223	—
Severance and other costs (f)	809	(27)
Adjusted EBITDA	$4,463	$10,643
(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our

GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased due to renegotiated terms with landlords during the first quarter of fiscal 2020 due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)	Includes incremental costs attributable to the COVID-19 pandemic, substantially all of which consist of hazard pay for distribution center employees and sanitization costs.

(f)	Severance and other costs include amounts our management does not consider in our evaluation of our ongoing operations. For the first quarter of fiscal 2020, Severance and other costs consists of amounts associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures, and for the first quarter of fiscal 2019, consist of severance and other charges unrelated to COVID-19.

(3)	Adjusted net loss and adjusted net loss per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net loss as net loss before restructuring charges, charges related to the impact of COVID-19, loss on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our optimization plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net loss per common share – diluted as adjusted net loss divided by the diluted weighted average common shares outstanding. We use adjusted net loss and adjusted net loss per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net loss and adjusted net loss per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net loss and net loss per common share – diluted to the non-GAAP financial measures of adjusted net loss and adjusted net loss per common share – diluted is set forth below:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019

Numerator:
Net loss	$(16,670)	$(4,099)
COVID-19 costs (a)	1,223	—
Severance (b)	809	—
Taxes (c)	(885)	—
Adjusted net loss	$(15,523)	$(4,099)
Denominator:
Weighted-average common shares outstanding — basic and diluted	48,389,205	48,231,148

Net loss per common share — basic and diluted	$(0.34)	$(0.08)
Adjusted net loss per common share — basic and diluted	$(0.32)	$(0.08)

(a)	Includes incremental costs attributable to the COVID-19 pandemic, substantially all of which consist of hazard pay for distribution center employees and sanitization costs.

(b)	Includes costs associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures.

(c)	Tax impact of adjustments to net loss which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended June 27, 2020 Compared to Thirteen Weeks Ended June 29, 2019

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended June 27, 2020 and June 29, 2019:

	June 27, 2020	% total	June 29, 2019	% total
TCS net sales	$139,386	91.9%	$195,076	93.1%
Elfa third party net sales	12,300	8.1%	14,444	6.9%
Net sales	$151,686	100.0%	$209,520	100.0%

Net sales in the thirteen weeks ended June 27, 2020 decreased by $57,834, or 27.6%, compared to the thirteen weeks ended June 29, 2019. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended June 29, 2019	$209,520
Incremental net sales decrease due to:
TCS net sales (including a $43,415, or 192.3%, increase in online sales)	(55,690)
Elfa third party net sales (excluding impact of foreign currency translation)	(1,828)
Impact of foreign currency translation on Elfa third party net sales	(316)
Net sales for the thirteen weeks ended June 27, 2020	$151,686

The Company’s consolidated net sales decreased $57,834 or 27.6%, compared to the first quarter of fiscal 2019, due primarily to the impact of COVID-19 on store operations. TCS net sales were down $55,690 or 28.5% with Custom Closets contributing 22.7% and other product categories declining 33.5%. Although the impact of COVID-19 and the related temporary closure of our stores negatively affected our net sales for the first quarter of fiscal 2020, our online sales increased 192.3%, compared to the first quarter of fiscal 2019. As a result of the reopening of our 93 stores by the end of the first quarter of fiscal 2020, we expect online sales to moderate as customers shift to purchasing in-store. Elfa third party net sales decreased $2,144 in the thirteen weeks ended June 27, 2020. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended June 27, 2020 and the thirteen weeks ended June 29, 2019, Elfa third party net sales decreased $1,828 primarily due to the impact of COVID-19.

As a result of the extended closures of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales is not a meaningful metric for the thirteen weeks ended June 27, 2020.

Gross profit and gross margin

Gross profit in the thirteen weeks ended June 27, 2020 decreased by $41,568, or 34.7%, compared to the thirteen weeks ended June 29, 2019. The decrease in gross profit was primarily the result of decreased consolidated net sales and consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended June 27, 2020 and June 29, 2019 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	June 27, 2020	June 29, 2019
TCS gross margin	49.8%	57.4%
Elfa gross margin	42.7%	36.3%
Total gross margin	51.6%	57.2%

TCS gross margin decreased 760 basis points primarily due to increased shipping costs as a result of a higher mix of online sales and increased promotional activity in the first quarter of fiscal 2020. Elfa gross margin increased 640 basis points primarily due to favorable customer and product sales mix and, to a lesser extent, lower direct material costs. In total, gross margin decreased 560 basis points, primarily due to the decrease in TCS gross margin during the thirteen weeks ended June 27, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended June 27, 2020 decreased by $22,764, or 20.9%, compared to the thirteen weeks ended June 29, 2019. As a percentage of consolidated net sales, SG&A increased as compared to the thirteen weeks ended June 29, 2019. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended June 27, 2020 and June 29, 2019:

	June 27, 2020	June 29, 2019
	% of Net sales	% of Net sales
TCS selling, general and administrative	52.8%	48.5%
Elfa selling, general and administrative	4.1%	3.5%
Total selling, general and administrative	56.9%	52.0%

Total selling, general and administrative expenses as a percentage of consolidated net sales increased 490 basis points primarily due to the deleverage of occupancy and other fixed costs associated with lower sales, partially offset by reductions in payroll, transportation and marketing costs during the quarter.

Other expenses (income)

Other expenses increased to $809 in the thirteen weeks ended June 27, 2020 as compared to other income of $27 in the thirteen weeks ended June 29, 2019 due to severance costs associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures.

Interest expense

Interest expense decreased by $759, or 13.3%, in the thirteen weeks ended June 27, 2020 to $4,950, as compared to $5,709 in the thirteen weeks ended June 29, 2019. The decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility (as defined below), partially offset by increased borrowings on the Revolving Credit Facility (as defined below).

Taxes

The benefit for income taxes in the thirteen weeks ended June 27, 2020 was $6,898 as compared to a benefit of $1,795 in the thirteen weeks ended June 29, 2019. The effective tax rate for the thirteen weeks ended June 27, 2020 was 29.3%, as compared to 30.5% in the thirteen weeks ended June 29, 2019. The decrease in the effective tax rate is primarily due to stock-based compensation and the jurisdictional mix of income.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Due to the uncertainty related to COVID-19, the Company took various actions to preserve its liquidity and increase its financial flexibility. We extended payment terms for most goods and services and renegotiated alternative terms for lease payments as well as other business contracts. In addition, we reduced merchandise purchases and are managing to lower inventory levels and reduced or stopped discretionary spending across all areas of the business. The Company has planned to substantially reduce capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments.

Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Senior Secured Credit Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At June 27, 2020, we had $63,508 of cash, of which $4,378 was held by our foreign subsidiaries. In addition, we had $24,740 of additional availability under the Revolving Credit Facility and approximately $18,642 of additional availability under the 2019 Elfa Revolving Credit Facility (as defined below) as of June 27, 2020. There were $3,635 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Net cash provided by (used in) operating activities	$25,614	$(8,321)
Net cash used in investing activities	(3,907)	(8,699)
Net cash (used in) provided by financing activities	(26,093)	21,274
Effect of exchange rate changes on cash	139	(214)
Net (decrease) increase in cash	$(4,247)	$4,040
Free cash flow (Non-GAAP) (1)	$21,701	$(17,024)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by (used in) operating activities

Cash from operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $25,614 for the thirteen weeks ended June 27, 2020. The net change in operating assets and liabilities of $39,119 and non-cash items of $3,165, were partially offset by net loss of $16,670. The net change in operating assets and liabilities is primarily due to a decrease in merchandise inventory, combined with an increase in accounts payable and accrued liabilities as well as a decrease in cash operating lease payments. The decrease in merchandise inventory was due to a reduction in inventory purchases in light of the COVID-19 pandemic. The increase in accounts payable was primarily driven by a temporary increase in vendor payment terms.

Net cash used in operating activities was $8,321 for the thirteen weeks ended June 29, 2019. Non-cash items of $9,087 and net loss of $4,099 were partially offset by a net change in operating assets and liabilities of $13,309. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to new product introductions and inventory build-up related to the new distribution center as well as timing of credit card receivables, partially offset by an increase in accounts payable and accrued liabilities primarily driven by timing of inventory receipts during the thirteen weeks ended June 29, 2019.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the thirteen weeks ended June 27, 2020 were $3,913. We incurred capital expenditures of $2,148 for maintenance capital and information technology investments. We incurred capital expenditures of $974 related to the distribution centers. The remaining capital expenditures of $791 were primarily related to investments in our existing stores. We did not open any new stores during the thirteen weeks ended June 27, 2020.

Our total capital expenditures for the thirteen weeks ended June 29, 2019 were $8,703 with new store openings, relocations and existing store remodels accounting for less than half of spending at $2,303. We did not open any stores during the thirteen weeks ended June 29, 2019.  We incurred $4,416 of capital expenditures for distribution centers, the majority of which is related to the new distribution center in Aberdeen, Maryland, which became fully operational in fiscal 2019. The remaining capital expenditures of $1,984 were primarily for investments in information technology and new product rollouts.

Net cash (used in) provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash used in financing activities was $26,093 for the thirteen weeks ended June 27, 2020. This included net repayments of $20,000 on the Revolving Credit Facility and net repayments of $3,948 for the 2019 Elfa Senior Secured Credit Facilities. In addition, the Company made payments of $1,739 for repayment of long-term indebtedness, and $406 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

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

As of June 27, 2020, TCS had a total of $24,740 of unused borrowing availability under the Revolving Credit Facility, and $58,000 of borrowings outstanding under the Revolving Credit Facility.

As of June 27, 2020, Elfa had a total of $18,642 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and $5,533 outstanding under the 2019 Elfa Senior Secured Credit Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. However, our positive free cash flow of $21,701 for the thirteen weeks ended June 27, 2020 increased as compared to negative free cash flow of $17,024 for the thirteen weeks ended June 29, 2019. Free cash flow generation during the first quarter was strong, despite the significant impact of COVID-19, as a result of the many actions undertaken by the Company to preserve liquidity, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures which focus on maintenance capital and necessary technology investments. Additionally, during the first quarter of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties. Less than half of these lease amounts are expected to be repaid in the second half of fiscal 2020 and the remaining amounts are expected to be repaid primarily in fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by (used in) operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	June 27,	June 29,
	2020	2019
Net cash provided by (used in) operating activities	$25,614	$(8,321)
Less: Additions to property and equipment	(3,913)	(8,703)
Free cash flow	$21,701	$(17,024)

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On September 14, 2018 (the “Effective Date”), the Company entered into a fifth amendment (the “Fifth Amendment”) to the Senior Secured Term Loan Facility. The Fifth Amendment amended the Senior Secured Term Loan Facility to, among other things, (i) extend the maturity date of the loans under the Senior Secured Term Loan Facility to September 14, 2023, (ii) decrease the applicable interest rate margin to 5.00% for LIBOR loans and 4.00% for base rate loans and, beginning from the date that a compliance certificate was delivered to the administrative agent for the fiscal year ended March 30, 2019, allow the applicable interest rate margin to step down to 4.75% for LIBOR loans and 3.75% for base rate loans upon achievement of a consolidated leverage ratio equal to or less than 2.75:1.00, and (iii) impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within 12 months after the Effective Date.

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500. We drew down a net amount of approximately $10,000 on the Revolving Credit Facility in connection with the closing of the Fifth Amendment. As of June 27, 2020, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $250,579 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of June 27, 2020, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of June 27, 2020, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred. Subsequent to the quarter ended June 27, 2020, the Company paid down $40,000 of outstanding borrowings on the Revolving Credit Facility.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,819 as of June 27, 2020) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,356 as of June 27, 2020) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,686 as of June 27, 2020), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of June 27, 2020, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting policies and estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our 2019 Annual Report on Form 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report on Form 10-K. As of June 27, 2020, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations in the quarter ended June 27, 2020 from those disclosed in our 2019 Annual Report on Form 10-K, other than those shown in the table below, primarily related to paydowns of outstanding borrowings under the Revolving Credit Facility and certain modifications to our operating leases as a result of renegotiated terms with landlords.

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$250,579	$6,813	$13,626	$230,140	$—
Revolving loans	63,533	5,533	58,000	—	—
Operating leases (1)	565,535	73,320	168,206	131,852	192,157
Total	$879,647	$85,666	$239,832	$361,992	$192,157

(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. During the first quarter of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties.

Off-Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements as disclosed in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2020.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2019 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Fifth Amended and Restated Employment Agreement, dated November 5, 2019, between Melissa Reiff and The Container Store Group, Inc.	10-Q	001-36161	10.1	2/05/20

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: July 29, 2020	\s\ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Date: July 29, 2020	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Accounting Officer (Principal Accounting Officer)