Form 10-Q
period 2020-09-26
Container Store Group, Inc.
filed 2020-10-21
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,555,098 shares of its common stock outstanding as of October 16, 2020.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	September 26,	March 28,	September 28,
(In thousands)	2020	2020	2019
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$61,847	$67,755	$9,029
Accounts receivable, net	29,053	24,721	26,030
Inventory	117,715	124,207	133,200
Prepaid expenses	10,391	8,852	11,736
Income taxes receivable	93	4,724	2,603
Other current assets	12,926	11,907	10,518
Total current assets	232,025	242,166	193,116
Noncurrent assets:
Property and equipment, net	136,573	147,540	155,107
Noncurrent operating lease assets	304,390	347,170	362,609
Goodwill	202,815	202,815	202,815
Trade names	226,562	222,769	223,184
Deferred financing costs, net	135	170	206
Noncurrent deferred tax assets, net	2,444	2,311	1,803
Other assets	3,110	1,873	1,732
Total noncurrent assets	876,029	924,648	947,456
Total assets	$1,108,054	$1,166,814	$1,140,572

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	September 26,	March 28,	September 28,
(In thousands, except share and per share amounts)	2020	2020	2019
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$85,680	$53,647	$74,376
Accrued liabilities	76,734	66,046	65,522
Revolving lines of credit	1,107	9,050	10,813
Current portion of long-term debt	6,970	6,952	6,936
Current operating lease liabilities	54,724	62,476	61,663
Income taxes payable	2,797	—	254
Total current liabilities	228,012	198,171	219,564
Noncurrent liabilities:
Long-term debt	236,955	317,485	268,007
Noncurrent operating lease liabilities	292,142	317,284	333,603
Noncurrent deferred tax liabilities, net	48,556	50,178	49,516
Other long-term liabilities	13,094	11,988	10,534
Total noncurrent liabilities	590,747	696,935	661,660
Total liabilities	818,759	895,106	881,224
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,570,280 shares issued at September 26, 2020; 48,316,559 shares issued at March 28, 2020; 48,306,412 shares issued at September 28, 2019	486	483	483
Additional paid-in capital	869,167	866,667	865,347
Accumulated other comprehensive loss	(24,741)	(36,295)	(32,395)
Retained deficit	(555,617)	(559,147)	(574,087)
Total shareholders’ equity	289,295	271,708	259,348
Total liabilities and shareholders’ equity	$1,108,054	$1,166,814	$1,140,572

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands, except share and per share amounts) (unaudited)	2020	2019	2020	2019
Net sales	$248,241	$236,432	$399,927	$445,952
Cost of sales (excluding depreciation and amortization)	102,183	99,628	175,630	189,341
Gross profit	146,058	136,804	224,297	256,611
Selling, general, and administrative expenses (excluding depreciation and amortization)	101,193	113,978	187,458	222,309
Stock-based compensation	1,977	965	2,809	1,776
Pre-opening costs	7	2,331	16	3,506
Depreciation and amortization	8,823	8,742	17,772	18,448
Other expenses	294	403	1,102	376
Gain on disposal of assets	—	—	(6)	(4)
Income from operations	33,764	10,385	15,146	10,200
Interest expense, net	4,491	5,402	9,441	11,111
Income (loss) before taxes	29,273	4,983	5,705	(911)
Provision (benefit) for income taxes	9,073	1,337	2,175	(458)
Net income (loss)	$20,200	$3,646	$3,530	$(453)

Net income (loss) per common share — basic	$0.42	$0.08	$0.07	$(0.01)
Net income (loss) per common share — diluted	$0.41	$0.08	$0.07	$(0.01)

Weighted-average common shares — basic	48,513,826	48,291,643	48,451,508	48,261,395
Weighted-average common shares — diluted	48,782,505	48,417,474	48,630,246	48,261,395

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands) (unaudited)	2020	2019	2020	2019
Net income (loss)	$20,200	$3,646	$3,530	$(453)
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $747, ($981), $2,140, and ($1,000)	1,920	(2,801)	5,881	(2,929)
Pension liability adjustment	(137)	125	(356)	123
Foreign currency translation adjustment	2,446	(3,790)	6,029	(3,457)
Comprehensive income (loss)	$24,429	$(2,820)	$15,084	$(6,716)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	September 26,	September 28,
(In thousands) (unaudited)	2020	2019
Operating activities
Net income (loss)	$3,530	$(453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,772	18,448
Stock-based compensation	2,809	1,776
Gain on disposal of assets	(6)	(4)
Deferred tax benefit	(4,726)	(1,810)
Non-cash interest	931	931
Other	80	199
Changes in operating assets and liabilities:
Accounts receivable	(2,529)	(1,858)
Inventory	8,748	(25,988)
Prepaid expenses and other assets	(2,266)	310
Accounts payable and accrued liabilities	46,227	17,424
Net change in lease assets and liabilities	9,672	122
Income taxes	7,493	(4,254)
Other noncurrent liabilities	3,448	912
Net cash provided by operating activities	91,183	5,755

Investing activities
Additions to property and equipment	(6,864)	(21,534)
Proceeds from sale of property and equipment	6	4
Net cash used in investing activities	(6,858)	(21,530)

Financing activities
Borrowings on revolving lines of credit	22,242	35,428
Payments on revolving lines of credit	(30,849)	(29,676)
Borrowings on long-term debt	—	29,000
Payments on long-term debt	(81,482)	(16,775)
Payment of taxes with shares withheld upon restricted stock vesting	(406)	(356)
Net cash (used in) provided by financing activities	(90,495)	17,621

Effect of exchange rate changes on cash	262	(181)

Net (decrease) increase in cash	(5,908)	1,665
Cash at beginning of fiscal period	67,755	7,364
Cash at end of fiscal period	$61,847	$9,029

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$548	$1,177

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708
Net loss		—	—	—	—	(16,670)	(16,670)
Stock-based compensation		—	—	832	—	—	832
Vesting of restricted stock awards		174,758	2	(2)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(165)	—	—	(165)
Foreign currency translation adjustment		—	—	—	3,583	—	3,583
Unrealized gain on financial instruments, net of $1,393 tax provision		—	—	—	3,961	—	3,961
Pension liability adjustment		—	—	—	(219)	—	(219)
Balance at June 27, 2020	$0.01	48,491,317	485	867,332	(28,970)	(575,817)	263,030
Net income		—	—	—	—	20,200	20,200
Stock-based compensation		—	—	1,836	—	—	1,836
Vesting of restricted stock awards		78,963	1	(1)	—	—	(0)
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	2,446	—	2,446
Unrealized gain on financial instruments, net of $747 tax provision		—	—	—	1,920	—	1,920
Pension liability adjustment		—	—	—	(137)	—	(137)
Balance at September 26, 2020	$0.01	48,570,280	486	869,167	(24,741)	(555,617)	289,295

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693
Net loss		—	—	—	—	(4,099)	(4,099)
Stock-based compensation		—	—	811	—	—	811
Vesting of restricted stock awards		140,878	2	(56)	—	—	(54)
Taxes related to net share settlement of restricted stock awards		—	—	(347)	—	—	(347)
Foreign currency translation adjustment		—	—	—	333	—	333
Unrealized gain on financial instruments, net of $(18) tax benefit		—	—	—	(128)	—	(128)
Pension liability adjustment		—	—	—	(2)	—	(2)
Balance at June 29, 2019	$0.01	48,283,197	483	864,386	(25,929)	(577,733)	261,207
Net income		—	—	—	—	3,646	3,646
Stock-based compensation		—	—	965	—	—	965
Vesting of restricted stock awards		23,215	—	4	—	—	4
Taxes related to net share settlement of restricted stock awards		—	—	(8)	—	—	(8)
Foreign currency translation adjustment		—	—	—	(3,790)	—	(3,790)
Unrealized gain on financial instruments, net of $(981) tax benefit		—	—	—	(2,801)	—	(2,801)
Pension liability adjustment		—	—	—	125	—	125
Balance at September 28, 2019	$0.01	48,306,412	$483	$865,347	$(32,395)	$(574,087)	$259,348

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

September 26, 2020

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”). On November 6, 2013, the Company completed its initial public offering (the “IPO”). As the majority shareholder, LGP retains a controlling interest in the Company. As of September 26, 2020, The Container Store, Inc. (“TCS”) operates 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the second quarter of fiscal 2020, all 93 stores were open and operating at close to normalized schedules, with limited capacity. As a result, online sales somewhat moderated during the second quarter of fiscal 2020 as customers shifted to purchasing in-store, compared to the significant increase in online sales experienced while our stores were temporarily closed in the first quarter of fiscal 2020. We will continue to review local, state, and federal mandates as we may need to temporarily close some or all of the stores again, as COVID-19 and other uncertainties continue to unfold. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. As previously announced, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers, due to COVID-19. As of the date of this filing, we have no furloughed employees and approximately 4,000 active employees and have returned temporarily reduced base salaries to pre-COVID-19 levels. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures and limitations on the number of customers shopping in each store at any given time. Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Company is implementing applicable benefits of the CARES Act. As such, we have deferred approximately $3,100 of employer payroll taxes as of September 26, 2020 and are evaluating potential employee retention credits. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended September 26, 2020 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs to capitalize as assets. A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standard in the first quarter of fiscal 2020 did not result in a material impact to the Company’s financial statements.

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

2.  Detail of certain balance sheet accounts

	September 26,	March 28,	September 28,
	2020	2020	2019
Accounts receivable, net:
Trade receivables, net	$16,080	$20,217	$16,203
Credit card receivables	11,483	3,326	7,930
Other receivables	1,490	1,178	1,897
	$29,053	$24,721	$26,030
Inventory:
Finished goods	$112,864	$118,981	$128,095
Raw materials	4,271	4,523	4,532
Work in progress	580	703	573
	$117,715	$124,207	$133,200
Accrued liabilities:
Accrued payroll, benefits and bonuses	$20,538	$19,112	$18,150
Unearned revenue	16,360	12,976	13,874
Accrued transaction and property tax	15,441	12,509	12,800
Gift cards and store credits outstanding	9,067	9,208	8,945
Accrued lease liabilities	1,045	49	80
Accrued interest	3,750	1,483	1,602
Accrued sales returns	3,321	1,650	2,397
Other accrued liabilities	7,212	9,059	7,674
	$76,734	$66,046	$65,522

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $12,976 as of March 28, 2020, and $11,924 was subsequently recognized into revenue for the twenty-six weeks ended September 26, 2020. Gift cards and store credits outstanding was $9,208 as of March 28, 2020, and $1,866 was subsequently recognized into revenue for the twenty-six weeks ended September 26, 2020. See Note 10 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include corporate headquarters, warehouse facilities, and 93 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that generally expire over the next 1 to 20 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment that are immaterial.

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

During the first and second quarters of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties. Under ASC 842, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. In April 2020, the FASB issued guidance related to the relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842. Under existing lease guidance, the Company would determine, on a lease by lease basis, if a lease concession was the result of a new arrangement with the tenant or if it was under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for the concessions (i) as if no changes to the existing lease contract were made or (ii) as a variable lease adjustment. The Company did not apply the lease modification relief, and the remeasurement impact is included in the Company’s condensed consolidated financial statements as of and for the twenty-six weeks ended September 26, 2020.

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

The components of lease costs for the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease costs	$22,683	$22,639	$45,194	$45,000
Variable lease costs	280	160	311	632
Total lease costs	$22,963	$22,799	$45,505	$45,632

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and twenty-six weeks ended September 26, 2020 and September 28, 2019.

Supplemental cash flow information related to our leases for the twenty-six weeks ended September 26, 2020 and September 28, 2019 were as follows:

	Twenty-Six Weeks Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$35,207	$44,493
Additions to right-of-use assets	$32,817	$39,134

Weighted average remaining operating lease term and incremental borrowing rate as of September 26, 2020 and September 28, 2019 were as follows:

	Twenty-Six Weeks Ended
	September 26, 2020	September 28, 2019
Weighted average remaining lease term (years)	7.0	7.2
Weighted average incremental borrowing rate	14.0%	8.7%

As of September 26, 2020, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$51,186
2 years	91,753
3 years	78,028
4 years	71,263
5 years	63,930
Thereafter	197,362
Total lease payments	$553,522
Less amount representing interest	(206,656)
Total lease liability	$346,866
Less current lease liability	(54,724)
Total noncurrent lease liability	$292,142
(1)	Operating lease payments exclude approximately $11,500 of legally binding minimum lease payments for leases signed but not yet commenced.

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

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$20,200	$3,646	$3,530	$(453)
Denominator:
Weighted-average common shares — basic	48,513,826	48,291,643	48,451,508	48,261,395
Options and other dilutive securities	268,679	125,831	178,738	—
Weighted-average common shares — diluted	48,782,505	48,417,474	48,630,246	48,261,395

Net income (loss) per common share — basic	$0.42	$0.08	$0.07	$(0.01)
Net income (loss) per common share — diluted	0.41	0.08	0.07	(0.01)
Antidilutive securities not included:
Stock options outstanding	2,285,867	2,388,222	2,515,767	2,420,176
Nonvested restricted stock awards	232,724	202,376	312,851	275,489

5.  Income taxes

The provision for income taxes in the thirteen weeks ended September 26, 2020 was $9,073 as compared to $1,337 in the thirteen weeks ended September 28, 2019. The effective tax rate for the thirteen weeks ended September 26, 2020 was 31.0%, as compared to 26.8% in the thirteen weeks ended September 28, 2019. During the thirteen weeks ended September 26, 2020, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to stock-based compensation, U.S. state income taxes, and the impact of the global intangible low-taxed income (“GILTI”) provision from the Tax Cuts and Jobs Act (the “Tax Act”). During the thirteen weeks ended September 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, as well as the impact of the GILTI provision and the officer compensation limitation provision from the Tax Act.

The provision for income taxes in the twenty-six weeks ended September 26, 2020 was $2,175 as compared to a benefit of $458 in the twenty-six weeks ended September 28, 2019. The effective tax rate for the twenty-six weeks ended September 26, 2020 was 38.1%, as compared to 50.3% in the twenty-six weeks ended September 28, 2019. During the twenty-six weeks ended September 26, 2020, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision. During the twenty-six weeks ended September 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to the impact of U.S. state income taxes, as well as the GILTI provision and the officer compensation limitation provision from the Tax Act.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,804 as of September 26, 2020.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended September 26, 2020:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

Other comprehensive income (loss) before reclassifications, net of tax	5,143	(356)	6,029	10,816
Amounts reclassified to earnings, net of tax	738	—	—	738
Net current period other comprehensive income (loss)	5,881	(356)	6,029	11,554

Balance at September 26, 2020	$318	$(2,967)	$(22,092)	$(24,741)

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

During the twenty-six weeks ended September 26, 2020 and September 28, 2019, the TCS segment used forward contracts for 83% and 100% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 24 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive loss until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended September 26, 2020 and September 28, 2019. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the twenty-six weeks ended September 26, 2020, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $318 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at September 26, 2020, of which $105 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of September 26, 2020. The Company expects the unrealized loss of $105, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of September 26, 2020, March 28, 2020 and September 28, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			September 26,	March 28,	September 28,
Description		Balance Sheet Location	2020	2020	2019
Assets
Nonqualified retirement plan	N/A	Other current assets	$5,377	$5,066	$5,747
Total assets			$5,377	$5,066	$5,747

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of September 26, 2020, March 28, 2020 and September 28, 2019, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	September 26,	March 28,	September 28,
	2020	2020	2019
Senior secured term loan facility	$236,431	$198,041	$254,729
2019 Elfa revolving credit facility	1,107	9,050	10,813
Obligations under finance leases	273	274	269
Revolving credit facility	—	78,000	26,000
Total fair value of debt	237,811	285,365	291,811

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

The Elfa segment includes the manufacturing business that produces the elfa® brand products that are sold domestically exclusively through the TCS segment, as well as on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. The intersegment sales in the Elfa column represent elfa® product sales to the TCS segment. These sales and the related gross margin on merchandise recorded in TCS inventory balances at the end of the period are eliminated for consolidation purposes in the Eliminations column. The net sales to third parties in the Elfa column represent sales to customers outside of the United States.

The Company has determined that adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance.

Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, certain non-cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Thirteen Weeks Ended September 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$233,004	$15,237	$—	$248,241
Intersegment sales	—	14,892	(14,892)	—
Adjusted EBITDA	38,278	5,736	69	44,083
Interest expense, net	4,395	96	—	4,491
Assets (1)	1,012,629	102,180	(6,755)	1,108,054

Thirteen Weeks Ended September 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$221,235	$15,197	$—	$236,432
Intersegment sales	—	20,865	(20,865)	—
Adjusted EBITDA	18,661	5,950	(2,185)	22,426
Interest expense, net	5,289	113	—	5,402
Assets (1)	1,049,096	98,166	(6,690)	1,140,572

Twenty-Six Weeks Ended September 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$372,390	$27,537	$—	$399,927
Intersegment sales	—	23,584	(23,584)	—
Adjusted EBITDA	40,003	8,673	(130)	48,546
Interest expense, net	9,242	199	—	9,441
Assets (1)	1,012,629	102,180	(6,755)	1,108,054

Twenty-Six Weeks Ended September 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$416,311	$29,641	$—	$445,952
Intersegment sales	—	32,415	(32,415)	—
Adjusted EBITDA	28,896	8,037	(3,864)	33,069
Interest expense, net	10,904	207	—	11,111
Assets (1)	1,049,096	98,166	(6,690)	1,140,572

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income (loss) before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Income (loss) before taxes	$29,273	$4,983	$5,705	$(911)
Add:
Depreciation and amortization	8,823	8,742	17,772	18,448
Interest expense, net	4,491	5,402	9,441	11,111
Pre-opening costs (a)	7	2,331	16	3,506
Non-cash lease expense (b)	(1,065)	(415)	10,073	(1,177)
Stock-based compensation (c)	1,977	965	2,809	1,776
Foreign exchange losses (gains) (d)	8	14	129	(61)
Elfa France closure (e)	—	403	—	403
COVID-19 costs (f)	273	—	1,496	—
Severance and other costs (g)	296	1	1,105	(26)
Adjusted EBITDA	$44,083	$22,426	$48,546	$33,069

(a)	Non-capital expenditures associated with opening new stores and relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in the twenty-six weeks ended September 26, 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties. In the second quarter of fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, substantially all of which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in the first and second quarters of fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(g)	Severance and other costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, including, without limitation impacts of, and our plans in response to, the outbreak of COVID-19, and anticipated capital expenditures and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the outbreak of COVID-19 and the associated impact on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; overall decline in the health of the economy, consumer spending, and the housing market; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate consumer preferences and demand; competition from other stores and internet-based competition; vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; disruptions at our Elfa manufacturing facilities; deterioration or change in vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19; our payment terms for goods and services, and our negotiation of alternative terms for lease payments and other business contracts, each as a result of COVID-19; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third party transportation providers; our inability to effectively manage our online sales; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; employee furloughs and uncertainty about their ability to return to work; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (the “2019 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2020.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2020 ends on April 3, 2021 and will include 53 weeks and fiscal 2019 ended on March 28, 2020 and included 52 weeks. The second quarter of fiscal 2020 ended on September 26, 2020 and the second quarter of fiscal 2019 ended on September 28, 2019, and both included thirteen weeks.

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

Our operations consist of two operating segments:

●   The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of September 26, 2020, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center located in Aberdeen, Maryland, became fully operational in fiscal 2019.

●   Elfa, The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one located in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the second quarter of fiscal 2020, all 93 stores were open and operating at close to normalized schedules, with limited capacity. As a result, online sales moderated during the second quarter of fiscal 2020 as customer shifted to purchasing in-store, compared to the significant increase in online sales experienced while our stores were temporarily closed in the first quarter of fiscal 2020. We will continue to review local, state, and federal mandates as we may need to temporarily close some or all of the stores again, as COVID-19 and other uncertainties continue to unfold. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. As previously announced, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain other employees, due to COVID-19. As of the date of this filing, we have no furloughed employees and approximately 4,000 active employees and have returned temporarily reduced base salaries to their pre-COVID-19 levels. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures and limitations on the number of customers shopping in each store at any given time. Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Company is implementing applicable benefits of the CARES Act. As such, we have deferred approximately $3,100 of employer payroll taxes as of September 26, 2020 and are evaluating potential employee retention credits. We will continue to monitor guidance from the Centers for Disease Control and Prevention, state, local and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	$248,241	$236,432	$399,927	$445,952
Cost of sales (excluding depreciation and amortization)	102,183	99,628	175,630	189,341
Gross profit	146,058	136,804	224,297	256,611
Selling, general, and administrative expenses (excluding depreciation and amortization)	101,193	113,978	187,458	222,309
Stock-based compensation	1,977	965	2,809	1,776
Pre-opening costs	7	2,331	16	3,506
Depreciation and amortization	8,823	8,742	17,772	18,448
Other expenses	294	403	1,102	376
Gain on disposal of assets	—	—	(6)	(4)
Income from operations	33,764	10,385	15,146	10,200
Interest expense, net	4,491	5,402	9,441	11,111
Income (loss) before taxes	29,273	4,983	5,705	(911)
Provision (benefit) for income taxes	9,073	1,337	2,175	(458)
Net income (loss)	$20,200	$3,646	$3,530	$(453)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.2%	42.1%	43.9%	42.5%
Gross profit	58.8%	57.9%	56.1%	57.5%
Selling, general, and administrative expenses (excluding depreciation and amortization)	40.8%	48.2%	46.9%	49.9%
Stock‑based compensation	0.8%	0.4%	0.7%	0.4%
Pre‑opening costs	0.0%	1.0%	0.0%	0.8%
Depreciation and amortization	3.6%	3.7%	4.4%	4.1%
Other expenses	0.1%	0.2%	0.3%	0.1%
Gain on disposal of assets	—%	0.0%	(0.0)%	(0.0)%
Income from operations	13.6%	4.4%	3.8%	2.3%
Interest expense, net	1.8%	2.3%	2.4%	2.5%
Income (loss) before taxes	11.8%	2.1%	1.4%	(0.2)%
Provision (benefit) for income taxes	3.7%	0.6%	0.5%	(0.1)%
Net income (loss)	8.1%	1.5%	0.9%	(0.1)%
Operating data:
Number of stores at end of period	93	93	93	93
Non‑GAAP measures (1):
Adjusted EBITDA (2)	$44,083	$22,426	$48,546	$33,069
Adjusted net income (loss) (3)	$20,930	$3,937	$5,407	$(162)
Adjusted net income (loss) per common share — diluted (3)	$0.43	$0.08	$0.11	$(0.00)
(1)	We have presented EBITDA, Adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (2) and (3) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net income (loss)	$20,200	$3,646	$3,530	$(453)
Depreciation and amortization	8,823	8,742	17,772	18,448
Interest expense, net	4,491	5,402	9,441	11,111
Income tax provision (benefit)	9,073	1,337	2,175	(458)
EBITDA	42,587	19,127	32,918	28,648
Pre-opening costs (a)	7	2,331	16	3,506
Non-cash lease expense (b)	(1,065)	(415)	10,073	(1,177)
Stock-based compensation (c)	1,977	965	2,809	1,776
Foreign exchange losses (gains) (d)	8	14	129	(61)
Elfa France closure (e)	—	403	—	403
COVID-19 costs (f)	273	—	1,496	—
Severance and other costs (g)	296	1	1,105	(26)
Adjusted EBITDA	$44,083	$22,426	$48,546	$33,069
(a)	Non-capital expenditures associated with opening new stores and relocating stores, and costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in the twenty-six weeks ended September 26, 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties. In the second quarter of fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, substantially all of which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in the first and second quarters of fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(g)	Severance and other costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

(3)	Adjusted net income (loss) and adjusted net income (loss) per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) before restructuring charges, charges related to the impact of COVID-19, loss on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our optimization plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per common share – diluted as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income (loss) and adjusted net income (loss) per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per common share – diluted to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share – diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Numerator:
Net income (loss )	$20,200	$3,646	$3,530	$(453)
Elfa France closure (a)	—	403	—	403
COVID-19 costs (b)	273	—	1,496	—
Severance (c)	294	—	1,103	—
Taxes (d)	163	(112)	(722)	(112)
Adjusted net income (loss)	$20,930	$3,937	$5,407	$(162)
Denominator:
Weighted-average common shares outstanding — diluted	48,782,505	48,417,474	48,630,246	48,261,395

Net income (loss) per common share — diluted	$0.41	$0.08	$0.07	$(0.01)
Adjusted net income (loss) per common share — diluted	$0.43	$0.08	$0.11	$(0.00)

(a)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(b)	Includes incremental costs attributable to the COVID-19 pandemic, substantially all of which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in the first and second quarters of fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(c)	Includes costs incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(d)	Tax impact of adjustments to net income (loss) which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended September 26, 2020 Compared to Thirteen Weeks Ended September 28, 2019

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended September 26, 2020 and September 28, 2019:

	September 26, 2020	% total	September 28, 2019	% total
TCS net sales	$233,004	93.9%	$221,235	93.6%
Elfa third party net sales	15,237	6.1%	15,197	6.4%
Net sales	$248,241	100.0%	$236,432	100.0%

Net sales in the thirteen weeks ended September 26, 2020 increased by $11,809, or 5.0%, compared to the thirteen weeks ended September 28, 2019. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended September 28, 2019	$236,432
Incremental net sales increase (decrease) due to:
TCS net sales (including a $20,338, or 86.4%, increase in online sales)	11,768
Elfa third party net sales (excluding impact of foreign currency translation)	(983)
Impact of foreign currency translation on Elfa third party net sales	1,024
Net sales for the thirteen weeks ended September 26, 2020	$248,241

The Company’s consolidated net sales for the thirteen weeks ended September 26, 2020 increased $11,809 or 5.0%, compared to the thirteen weeks ended September 28, 2019. TCS net sales increased $11,768 or 5.3%, with other product categories increasing 10.1%, contributing 550 basis points of the increase, and Custom Closets remaining almost flat. Online sales increased 86.4% in the thirteen weeks ended September 26, 2020 as compared to the thirteen weeks ended September 28, 2019. Elfa third party net sales were relatively flat in the thirteen weeks ended September 26, 2020. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended September 26, 2020 and the thirteen weeks ended September 28, 2019, Elfa third party net sales decreased $983 due to the impact of COVID-19.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the first quarter of fiscal 2020. Additionally, in the second quarter of fiscal 2020 we only had one store that would not be considered for comparable store sales metrics, and therefore the overall increase in net sales and comparable store sales were materially consistent. We do not believe that comparable store sales will be a meaningful metric in fiscal 2020.

Gross profit and gross margin

Gross profit in the thirteen weeks ended September 26, 2020 increased by $9,254, or 6.8%, compared to the thirteen weeks ended September 28, 2019. The increase in gross profit was primarily the result of increased consolidated net sales and consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended September 26, 2020 and September 28, 2019 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 26, 2020	September 28, 2019
TCS gross margin	57.5%	57.0%
Elfa gross margin	39.8%	36.0%
Total gross margin	58.8%	57.9%

TCS gross margin increased 50 basis points primarily due to less promotional activity and favorable mix of higher margin product sales in the thirteen weeks ended September 26, 2020, partially offset by increased shipping costs as a result of a higher mix of online sales. Elfa gross margin increased 380 basis points primarily due to favorable customer and product sales mix and to a lesser extent lower direct material costs. In total, gross margin increased 90 basis points, primarily due to the increase in TCS gross margin during the thirteen weeks ended September 26, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended September 26, 2020 decreased by $12,785, or 11.2%, compared to the thirteen weeks ended September 28, 2019. As a percentage of consolidated net sales, SG&A decreased 740 basis points as compared to the thirteen weeks ended September 28, 2019. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended September 26, 2020 and September 28, 2019:

	September 26, 2020	September 28, 2019
	% of Net sales	% of Net sales
TCS selling, general and administrative	38.3%	45.2%
Elfa selling, general and administrative	2.5%	3.0%
Total selling, general and administrative	40.8%	48.2%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 740 basis points primarily due to reductions in payroll, marketing costs, transportation costs and other expenses, combined with leverage of SG&A on higher sales during the thirteen weeks ended September 26, 2020. Given the COVID-19 driven cost reductions in the second quarter of fiscal 2020, we do not expect this level of leverage in the event of similar sales increases in the remainder of fiscal 2020 as we return expenses to the business in a disciplined manner and commensurate with our sales recovery.

Pre-opening costs

Pre-opening costs declined to $7 in the thirteen weeks ended September 26, 2020 from $2,331 in the thirteen weeks ended September 28, 2019, primarily due to $1,728 of net costs associated with the opening of the second distribution center in the thirteen weeks ended September 28, 2019. The company did not open any new stores in the thirteen weeks ended September 26, 2020 and opened one new store in the thirteen weeks ended September 28, 2019.

Interest expense

Interest expense decreased by $911, or 16.9%, in the thirteen weeks ended September 26, 2020 to $4,491, as compared to $5,402 in the thirteen weeks ended September 28, 2019. The decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility (as defined below).

Taxes

The provision for income taxes in the thirteen weeks ended September 26, 2020 was $9,073 as compared to $1,337 in the thirteen weeks ended September 28, 2019. The effective tax rate for the thirteen weeks ended September 26, 2020 was 31.0%, as compared to 26.8% in the thirteen weeks ended September 28, 2019. The increase in the effective tax rate is primarily due to the Company’s jurisdictional mix of income and additional tax expense related to stock-based compensation.

Twenty-Six Weeks Ended September 26, 2020 Compared to Twenty-Six Weeks Ended September 28, 2019

Net sales

The following table summarizes our net sales for each of the twenty-six weeks ended September 26, 2020 and September 28, 2019:

	September 26, 2020	% total	September 28, 2019	% total
TCS net sales	$372,390	93.1%	$416,311	93.4%
Elfa third party net sales	27,537	6.9%	29,641	6.6%
Net sales	$399,927	100.0%	$445,952	100.0%

Net sales in the twenty-six weeks ended September 26, 2020 decreased by $46,025, or 10.3%, compared to the twenty-six weeks ended September 28, 2019. This decrease was comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended September 28, 2019	$445,952
Incremental net sales (decrease) increase due to:
TCS net sales (including a $63,753, or 138.2%, increase in online sales)	(43,922)
Elfa third party net sales (excluding impact of foreign currency translation)	(2,811)
Impact of foreign currency translation on Elfa third party net sales	708
Net sales for the twenty-six weeks ended September 26, 2020	$399,927

The Company’s consolidated net sales for the twenty-six weeks ended September 26, 2020 decreased $46,025 or 10.3%, compared to the twenty-six weeks ended September 28, 2019. TCS net sales decreased $43,922 or 10.6%, driven by the negative impact of COVID-19 on store operations in the first quarter of fiscal 2020. Elfa third party net sales decreased $2,103 in the twenty-six weeks ended September 26, 2020. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended September 26, 2020 and the twenty-six weeks ended September 28, 2019, Elfa third party net sales decreased $2,811, also due to the negative impact of COVID-19.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the first quarter of fiscal 2020. Additionally, in the second quarter of fiscal 2020 we only had one store that would not be considered for comparable store sales metrics, and therefore the overall increase in net sales and comparable store sales were materially consistent. We do not believe that comparable store sales will be a meaningful metric in fiscal 2020.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended September 26, 2020 decreased by $32,314, or 12.6%, compared to the twenty-six weeks ended September 28, 2019. The decrease in gross profit was primarily the result of decreased consolidated net sales and consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended September 26, 2020 and September 28, 2019 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	September 26, 2020	September 28, 2019
TCS gross margin	54.6%	57.2%
Elfa gross margin	41.0%	36.1%
Total gross margin	56.1%	57.5%

TCS gross margin decreased 260 basis points primarily due to increased shipping costs as a result of a higher mix of online sales and increased promotional activity, partially offset by favorable mix of higher margin product sales in the first half of fiscal 2020. Elfa gross margin increased 490 basis points primarily due to a favorable customer and product sales mix and lower raw material prices. In total, gross margin decreased 140 basis points primarily due to the decrease in TCS gross margin during the twenty-six weeks ended September 26, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended September 26, 2020 decreased by $34,851, or 15.7%, compared to the twenty-six weeks ended September 28, 2019. As a percentage of consolidated net sales, SG&A decreased by 300 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the twenty-six weeks ended September 26, 2020 and September 28, 2019:

	September 26, 2020	September 28, 2019
	% of Net sales	% of Net sales
TCS selling, general and administrative	43.8%	46.7%
Elfa selling, general and administrative	3.1%	3.2%
Total selling, general and administrative	46.9%	49.9%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 300 basis points primarily due to reductions in payroll, marketing costs, and transportation costs, partially offset by the deleverage of occupancy costs during the twenty-six weeks ended September 26, 2020.

Pre-opening costs

Pre-opening costs declined to $16 in the twenty-six weeks ended September 26, 2020 from $3,506 in the twenty-six weeks ended September 28, 2019 primarily due to $2,848 of net costs associated with the opening of the second distribution center in the twenty-six weeks ended September 28, 2019. The Company did not open any new stores in the twenty-six weeks ended September 26, 2020 and opened one new store in the twenty-six weeks ended September 28, 2019.

Other expenses

Other expenses increased to $1,102 in the twenty-six weeks ended September 26, 2020 from $376 in the twenty-six weeks ended September 28, 2019, primarily due to severance costs associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

Interest expense

Interest expense decreased by $1,670, or 15.0%, in the twenty-six weeks ended September 26, 2020 to $9,441, as compared to $11,111 in the twenty-six weeks ended September 28, 2019. The decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility (as defined below).

Taxes

The provision for income taxes in the twenty-six weeks ended September 26, 2020 was $2,175 as compared to a benefit of $458 in the twenty-six weeks ended September 28, 2019. The effective tax rate for the twenty-six weeks ended September 26, 2020 was 38.1%, as compared to 50.3% in the twenty-six weeks ended September 28, 2019. The decrease in the effective tax rate is primarily due to a shift in the Company’s jurisdictional mix of income, offset by an increase in state income tax rates on deferred balances.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Due to the uncertainty related to COVID-19, in the first quarter of fiscal 2020, the Company took various actions to preserve its liquidity and increase its financial flexibility. We extended payment terms for most goods and services and renegotiated alternative terms for lease payments as well as other business contracts. In addition, we significantly reduced merchandise purchases and reduced or stopped discretionary spending across all areas of the business. As stores reopened and sales trends increased, we significantly increased merchandise purchases to align with sales trends. We also expect to return to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. The Company has planned to substantially reduce capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments.

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

At September 26, 2020, we had $61,847 of cash, of which $5,233 was held by our foreign subsidiaries. In addition, we had $95,522 of additional availability under the Revolving Credit Facility and approximately $11,166 of additional availability under the 2019 Elfa Revolving Credit Facility (as defined below) as of September 26, 2020. There were $3,804 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Twenty-Six Weeks Ended
	September 26,	September 28,
	2020	2019
Net cash provided by operating activities	$91,183	$5,755
Net cash used in investing activities	(6,858)	(21,530)
Net cash (used in) provided by financing activities	(90,495)	17,621
Effect of exchange rate changes on cash	262	(181)
Net (decrease) increase in cash	$(5,908)	$1,665
Free cash flow (Non-GAAP) (1)	$84,319	$(15,779)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $91,183 for the twenty-six weeks ended September 26, 2020 and was comprised of a net change in operating assets and liabilities of $70,793, non-cash items of $16,860 and net income of $3,530. The net change in operating assets and liabilities is primarily due to an increase in accounts payable and accrued liabilities, combined with a decrease in merchandise inventory and cash operating lease payments. The increase in accounts payable and accrued liabilities was primarily due to a shift in timing of merchandise inventory purchases combined with a temporary increase in vendor payment terms.

Net cash provided by operating activities was $5,755 for the twenty-six weeks ended September 28, 2019. Non-cash items of $19,540 were partially offset by a net change in operating assets and liabilities of $13,332 and net loss of $453. The net change in operating assets and liabilities was primarily due to an increase in merchandise inventory due to new product introductions and inventory build-up related to the second distribution center, partially offset by an increase in accounts payable and accrued liabilities primarily driven by timing of inventory receipts during the twenty-six weeks ended September 28, 2019.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the twenty-six weeks ended September 26, 2020 were $6,864. We incurred capital expenditures of $4,211 for maintenance capital and information technology investments. We incurred capital expenditures of $1,351 related to the distribution centers. The remaining capital expenditures of $1,302 were primarily related to investments in our existing stores. We did not open any new stores during the twenty-six weeks ended September 26, 2020.

Our total capital expenditures for the twenty-six weeks ended September 28, 2019 were $21,534. Capital expenditures of $13,355 related to the opening of the second distribution center, which became fully operational in fiscal 2019, accounted for the majority of capital expenditures. We incurred $5,792 of capital expenditures for new store openings, relocations and existing store remodels. We opened one new store during the twenty-six weeks ended September 28, 2019. The remaining capital expenditures of $2,387 were primarily for investments in information technology and new product rollouts.

Net cash (used in) provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash used in financing activities was $90,495 for the twenty-six weeks ended September 26, 2020. This included net repayments of $78,000 on the Revolving Credit Facility and net repayments of $8,607 for the 2019 Elfa Senior Secured Credit Facilities. In addition, the Company made combined repayments of $3,482 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and $406 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

Net cash provided by financing activities was $17,621 for the twenty-six weeks ended September 28, 2019. This included net proceeds of $14,000 from borrowings under the Revolving Credit Facility, and net proceeds of $5,752 from borrowings under the 2019 Elfa Senior Secured Credit Facilities. In addition, the Company made combined repayments of $1,775 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and $356 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

As of September 26, 2020, TCS had a total of $95,522 of unused borrowing availability under the Revolving Credit Facility, and zero borrowings outstanding under the Revolving Credit Facility.

As of September 26, 2020, Elfa had a total of $11,166 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and $1,107 outstanding under the 2019 Elfa Senior Secured Credit Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. However, our positive free cash flow of $84,319 for the twenty-six weeks ended September 26, 2020 increased as compared to negative free cash flow of $15,779 for the twenty-six weeks ended September 28, 2019. Free cash flow generation during the first half of fiscal 2020, was strong, despite the significant impact of COVID-19 in the first quarter of fiscal 2020, as a result of the many actions undertaken by the Company to preserve liquidity, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures which focus on maintenance capital and necessary technology investments. The Company expects to return to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. Additionally, during the first and second quarters of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties. Less than half of these lease amounts are expected to be repaid in the second half of fiscal 2020 and the remaining amounts are expected to be repaid primarily in fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	September 26,	September 28,
	2020	2019
Net cash provided by operating activities	$91,183	$5,755
Less: Additions to property and equipment	(6,864)	(21,534)
Free cash flow	$84,319	$(15,779)

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

In connection with the Fifth Amendment, we repaid $20,000 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the Senior Secured Term Loan Facility to $272,500. We drew down a net amount of approximately $10,000 on the Revolving Credit Facility in connection with the closing of the Fifth Amendment. As of September 26, 2020, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $248,875 and the interest rate on such borrowings is LIBOR +5.00%, subject to a LIBOR floor of 1.00%. The Senior Secured Term Loan Facility provides that we are required to make quarterly principal repayments of $1,703 through June 30, 2023, with a balloon payment for the remaining balance due on September 14, 2023.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of September 26, 2020, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of September 26, 2020, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $12,273 as of September 26, 2020) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,831 as of September 26, 2020) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,789 as of September 26, 2020), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of September 26, 2020, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report on Form 10-K. As of September 26, 2020, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations in the quarter ended September 26, 2020 from those disclosed in our 2019 Annual Report on Form 10-K, other than those shown in the table below, primarily related to paydowns of outstanding borrowings under the Revolving Credit Facility and certain modifications to our operating leases as a result of renegotiated terms with landlords.

	Payments due by period
		Within
	Total	1 Year (Remaining)	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$248,875	$3,406	$13,626	$231,843	$—
Revolving loans	1,107	1,107	—	—	—
Operating leases (1)	553,522	51,186	169,781	135,193	197,362
Total	$803,504	$55,699	$183,407	$367,036	$197,362

(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. During the first and second quarters of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments and the modification of certain lease terms for a substantial portion of our leased properties.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2020.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Employment Agreements with Melissa Collins and John Gehre

On October 18, 2020, the Company entered into employment agreements with each of Melissa Collins, the Company’s Chief Marketing Officer, and John Gehre, the Company’s Chief Merchandising Officer.

The employment agreements provide for a term commencing on October 20, 2020 and ending on October 20, 2023, unless earlier terminated as provided in the agreements. The agreements provide that each of Ms. Collins and Mr. Gehre report to the Company’s Chief Executive Officer.

Ms. Collins’ agreement provides for an annual base salary of $350,000 and Mr. Gehre’s agreement provides for an annual base salary of $375,000, in each case, subject to annual review for possible increase, and, commencing in the Company’s 2021 fiscal year, for an annual cash performance-based bonus with a target of 40% of annual base salary and a maximum of 75% of annual base salary. For the remainder of the Company’s 2020 fiscal year, Ms. Collins and Mr. Gehre will receive quarterly cash performance-based bonuses, subject to their employment through the full fiscal quarter.

The employment agreements provide certain severance benefits upon termination by the Company without “Cause” or by Ms. Collins or Mr. Gehre for “Good Reason,” as each term is defined in the employment agreements. Upon a termination of employment by the Company without Cause or by the executive for Good Reason (each, a “Qualifying Termination”), the executive would be eligible to receive (a) one and one-half times annual base salary paid in installments over an 18-month period, (b) pro-rata vesting of any then-unvested equity awards that are, at the time of termination (i) subject solely to time-based vesting and (ii) scheduled to vest on the next scheduled time-vesting date, with such proration being calculated based on the number of days worked since grant or the most recent time-vesting date, as applicable (the fraction, the numerator of which is the number of days worked since grant or the most recent time-vesting date, and the denominator of which is the total number of days from the grant date or last time-vesting date through and including the next scheduled time-vesting date, the “Pro-Ration Fraction”), and (c) continuation of medical and welfare benefits for the executive and the executive’s eligible dependents for eighteen months following the termination date, paid for by the Company, and a payment from the Company to make the executive whole on an after-tax basis for our payment of these costs. In addition, any of Ms. Collins’ or Mr. Gehre’s equity awards that are unvested at the time of termination and subject to performance-based vesting would remain outstanding and eligible to vest and become exercisable based on the actual level of achievement of the applicable performance targets, with respect to the number of shares subject to the performance award, multiplied by the Pro-Ration Fraction.

Upon Ms. Collins’ or Mr. Gehre’s death or termination due to disability, unvested equity awards held by the executive will vest in the same proportion as described in the preceding paragraph for a Qualifying Termination. If such death or termination occurs during the Company’s 2021 fiscal year, then the executive’s designee or estate would be entitled to receive a prorated amount of the bonus the executive would have earned for the year of termination had the executive remained employed throughout the year, based on actual performance.

Upon a Qualifying Termination within one year following a change in control of the Company, (a) the executive would be eligible to receive two times annual base salary paid in installments over two years, (b) unvested equity awards that are, at the time of termination, subject solely to time-based vesting would become fully vested and exercisable, (c) equity awards that are unvested at the time of termination and subject to performance-based vesting conditions will vest in the amount that would have vested had the applicable performance period been completed and maximum performance levels achieved, and (d) the executive and the executive’s eligible dependents would be entitled to continuation of medical and welfare benefits for two years following the termination date, paid for by the Company, and to a payment from the Company to make the executive whole on an after-tax basis for our payment of these costs.

Any severance payment payable to Ms. Collins or Mr. Gehre is subject to the execution of a release of claims in favor of the Company.

Also under the employment agreements, Ms. Collins and Mr. Gehre agreed that, during their employment with the Company and during the two-year period following the termination date, they would not directly or indirectly work for or engage or invest in any of our competitors or solicit, directly or through any third party, any of the Company’s employees or consultants.

Amended and Restated Employment Agreements with Melissa Reiff and Jodi Taylor

On October 18, 2020, the Company entered into amended and restated employment agreements with each of Melissa Reiff, the Company’s President and Chief Executive Officer, and Jodi Taylor, the Company’s Chief Administrative Officer and Secretary, effective October 20, 2020. The amended and restated agreements provide that if Ms. Reiff or Ms. Taylor, as applicable, terminates employment upon the expiration of the term of the employment agreement, then all unvested performance-based restricted share awards held prior to the date of termination will remain outstanding and eligible to performance-vest on June 1, 2021, in an amount determined based on the actual level of achievement of performance targets for the performance period, and all other vesting requirements will be deemed satisfied on such date. All other provisions of the employment agreements remain unchanged.

Resignation of Chief Administrative Officer

On October 19, 2020, Jodi Taylor notified the company of her retirement as Chief Administrative Officer and Secretary, effective March 1, 2021.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	10-Q	001-36161	3.2	1/10/14

10.1	Employment Agreement, dated July 27, 2020, between Jeffrey A. Miller and The Container Store Group, Inc.	8-K	001-36161	10.1	7/28/20

10.2	Sixth Amended and Restated Employment Agreement, effective October 20, 2020, between Melissa Reiff and The Container Store Group, Inc.					*

10.3	Third Amended and Restated Employment Agreement, effective October 20, 2020, between Jodi Taylor and The Container Store Group, Inc.					*

10.4	Employment Agreement, effective October 20, 2020, between Melissa Collins and The Container Store Group, Inc.					*

10.5	Employment Agreement, effective October 20, 2020, between John Gehre and The Container Store Group, Inc.					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation	*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document	*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: October 21, 2020	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: October 21, 2020	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)