Form 10-Q
period 2020-12-26
Container Store Group, Inc.
filed 2021-02-03
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,488,622 shares of its common stock outstanding as of January 29, 2021.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	December 26,	March 28,	December 28,
(In thousands)	2020	2020	2019
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$27,895	$67,755	$13,971
Accounts receivable, net	31,799	24,721	29,438
Inventory	138,989	124,207	139,579
Prepaid expenses	10,143	8,852	10,435
Income taxes receivable	93	4,724	1,205
Other current assets	19,103	11,907	11,633
Total current assets	228,022	242,166	206,261
Noncurrent assets:
Property and equipment, net	134,746	147,540	153,515
Noncurrent operating lease assets	305,259	347,170	350,922
Goodwill	202,815	202,815	202,815
Trade names	230,187	222,769	224,956
Deferred financing costs, net	269	170	188
Noncurrent deferred tax assets, net	2,503	2,311	1,835
Other assets	4,381	1,873	1,790
Total noncurrent assets	880,160	924,648	936,021
Total assets	$1,108,182	$1,166,814	$1,142,282

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 26,	March 28,	December 28,
(In thousands, except share and per share amounts)	2020	2020	2019
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$86,319	$53,647	$56,231
Accrued liabilities	88,080	66,046	67,658
Revolving lines of credit	—	9,050	—
Current portion of long-term debt	2,186	6,952	6,953
Current operating lease liabilities	54,719	62,476	63,163
Income taxes payable	8,859	—	2,504
Total current liabilities	240,163	198,171	196,509
Noncurrent liabilities:
Long-term debt	188,890	317,485	298,758
Noncurrent operating lease liabilities	291,710	317,284	320,536
Noncurrent deferred tax liabilities, net	51,465	50,178	48,363
Other long-term liabilities	13,415	11,988	9,947
Total noncurrent liabilities	545,480	696,935	677,604
Total liabilities	785,643	895,106	874,113
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,573,694 shares issued at December 26, 2020; 48,316,559 shares issued at March 28, 2020; 48,316,559 shares issued at December 28, 2019	486	483	483
Additional paid-in capital	870,739	866,667	866,132
Accumulated other comprehensive loss	(12,738)	(36,295)	(26,771)
Retained deficit	(535,948)	(559,147)	(571,675)
Total shareholders’ equity	322,539	271,708	268,169
Total liabilities and shareholders’ equity	$1,108,182	$1,166,814	$1,142,282

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
(In thousands, except share and per share amounts) (unaudited)	2020	2019	2020	2019
Net sales	$275,478	$228,657	$675,405	$674,609
Cost of sales (excluding depreciation and amortization)	115,991	94,292	291,621	283,633
Gross profit	159,487	134,365	383,784	390,976
Selling, general, and administrative expenses (excluding depreciation and amortization)	115,870	111,972	303,328	334,281
Stock-based compensation	2,177	799	4,986	2,575
Pre-opening costs	95	2,482	111	5,988
Depreciation and amortization	8,498	9,689	26,270	28,137
Other (income) expenses	(13)	(1)	1,089	375
Loss (gain) on disposal of assets	18	(8)	12	(12)
Income from operations	32,842	9,432	47,988	19,632
Interest expense, net	4,099	5,134	13,540	16,245
Loss on extinguishment of debt	893	—	893	—
Income before taxes	27,850	4,298	33,555	3,387
Provision for income taxes	8,181	1,886	10,356	1,428
Net income	$19,669	$2,412	$23,199	$1,959

Net income per common share — basic	$0.40	$0.05	$0.48	$0.04
Net income per common share — diluted	$0.40	$0.05	$0.47	$0.04

Weighted-average common shares — basic	48,570,843	48,313,671	48,491,286	48,987,525
Weighted-average common shares — diluted	49,513,225	48,370,418	48,950,253	49,172,633

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
(In thousands) (unaudited)	2020	2019	2020	2019
Net income	$19,669	$2,412	$23,199	$1,959
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $2,267, $846, $4,407, and ($154)	5,919	2,414	11,800	(515)
Pension liability adjustment	(341)	(111)	(697)	12
Foreign currency translation adjustment	6,425	3,321	12,454	(136)
Comprehensive income	$31,672	$8,036	$46,756	$1,320

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 26,	December 28,
(In thousands) (unaudited)	2020	2019
Operating activities
Net income	$23,199	$1,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,270	28,137
Stock-based compensation	4,986	2,575
Gain on disposal of assets	12	(12)
Loss on extinguishment of debt	893	—
Deferred tax benefit	(6,203)	(5,023)
Non-cash interest	1,393	1,396
Other	48	187
Changes in operating assets and liabilities:
Accounts receivable	(2,962)	(4,149)
Inventory	(10,430)	(32,127)
Prepaid expenses and other assets	(823)	1,216
Accounts payable and accrued liabilities	55,596	3,630
Net change in lease assets and liabilities	8,311	245
Income taxes	13,353	(547)
Other noncurrent liabilities	3,046	1,377
Net cash provided by (used in) operating activities	116,689	(1,136)

Investing activities
Additions to property and equipment	(11,670)	(29,296)
Proceeds from sale of property and equipment	65	12
Net cash used in investing activities	(11,605)	(29,284)

Financing activities
Borrowings on revolving lines of credit	36,292	51,335
Payments on revolving lines of credit	(46,202)	(56,700)
Borrowings on long-term debt	200,000	65,000
Payments on long-term debt	(330,403)	(22,512)
Payment of debt issuance costs	(5,579)	—
Payment of taxes with shares withheld upon restricted stock vesting	(412)	(372)
Net cash (used in) provided by financing activities	(146,304)	36,751

Effect of exchange rate changes on cash	1,360	276

Net (decrease) increase in cash	(39,860)	6,607
Cash at beginning of fiscal period	67,755	7,364
Cash at end of fiscal period	$27,895	$13,971

Supplemental information for non-cash investing and financing activities:
Purchases of property and equipment (included in accounts payable)	$732	$970

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708
Net loss		—	—	—	—	(16,670)	(16,670)
Stock-based compensation		—	—	832	—	—	832
Vesting of restricted stock awards		174,758	2	(2)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(165)	—	—	(165)
Foreign currency translation adjustment		—	—	—	3,583	—	3,583
Unrealized gain on financial instruments, net of $1,393 tax provision		—	—	—	3,961	—	3,961
Pension liability adjustment		—	—	—	(219)	—	(219)
Balance at June 27, 2020	$0.01	48,491,317	485	867,332	(28,970)	(575,817)	263,030
Net income		—	—	—	—	20,200	20,200
Stock-based compensation		—	—	1,836	—	—	1,836
Vesting of restricted stock awards		78,963	1	(1)	—	—	(0)
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	2,446	—	2,446
Unrealized gain on financial instruments, net of $747 tax provision		—	—	—	1,920	—	1,920
Pension liability adjustment		—	—	—	(137)	—	(137)
Balance at September 26, 2020	$0.01	48,570,280	486	869,167	(24,741)	(555,617)	289,295
Net income		—	—	—	—	19,669	19,669
Stock-based compensation		—	—	1,583	—	—	1,583
Vesting of restricted stock awards		3,414	0	(0)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(11)	—	—	(11)
Foreign currency translation adjustment		—	—	—	6,425	—	6,425
Unrealized gain on financial instruments, net of $2,267 tax provision		—	—	—	5,919	—	5,919
Pension liability adjustment		—	—	—	(341)	—	(341)
Balance at December 26, 2020	$0.01	48,573,694	$486	$870,739	$(12,738)	$(535,948)	$322,539

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity (continued)

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	$481	$863,978	$(26,132)	$(573,634)	$264,693
Net loss		—	—	—	—	(4,099)	(4,099)
Stock-based compensation		—	—	811	—	—	811
Vesting of restricted stock awards		140,878	2	(56)	—	—	(54)
Taxes related to net share settlement of restricted stock awards		—	—	(347)	—	—	(347)
Foreign currency translation adjustment		—	—	—	333	—	333
Unrealized gain on financial instruments, net of $(18) tax benefit		—	—	—	(128)	—	(128)
Pension liability adjustment		—	—	—	(2)	—	(2)
Balance at June 29, 2019	$0.01	48,283,197	483	864,386	(25,929)	(577,733)	261,207
Net income		—	—	—	—	3,646	3,646
Stock-based compensation		—	—	965	—	—	965
Vesting of restricted stock awards		23,215	—	4	—	—	4
Taxes related to net share settlement of restricted stock awards		—	—	(8)	—	—	(8)
Foreign currency translation adjustment		—	—	—	(3,790)	—	(3,790)
Unrealized gain on financial instruments, net of $(981) tax benefit		—	—	—	(2,801)	—	(2,801)
Pension liability adjustment		—	—	—	125	—	125
Balance at September 28, 2019	$0.01	48,306,412	483	865,347	(32,395)	(574,087)	259,348
Net income		—	—	—	—	2,412	2,412
Stock-based compensation		—	—	799	—	—	799
Vesting of restricted stock awards		10,147	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(14)	—	—	(14)
Foreign currency translation adjustment		—	—	—	3,321	—	3,321
Unrealized gain on financial instruments, net of $846 tax provision		—	—	—	2,414	—	2,414
Pension liability adjustment		—	—	—	(111)	—	(111)
Balance at December 28, 2019	$0.01	48,316,559	$483	$866,132	$(26,771)	$(571,675)	$268,169

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

December 26, 2020

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”). On November 6, 2013, the Company completed its initial public offering (the “IPO”), at which time LGP held a controlling interest in the Company as the majority shareholder. During the third quarter of fiscal 2020, LGP sold common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company. As of December 26, 2020, The Container Store, Inc. (“TCS”) operates 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website and call center. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. Since the second quarter of fiscal 2020, all 93 stores were open with limited capacity. As a result, online sales somewhat moderated during the second and third quarters of fiscal 2020 as customers shifted to purchasing in-store, compared to the significant increase in online sales experienced while our stores were temporarily closed to in-store customer traffic in the first quarter of fiscal 2020. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. As previously announced, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain employees, due to COVID-19. As of the date of this filing, we have no furloughed employees and approximately 4,500 active employees and have returned temporarily reduced base salaries to pre-COVID-19 levels. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures and limitations on the number of customers shopping in each store at any given time.

Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Company is implementing applicable benefits of the CARES Act. As such, we have deferred approximately $5,200 of employer payroll taxes as of December 26, 2020 and recorded an employee retention credit of approximately $1,000. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended December 26, 2020 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

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

2.  Detail of certain balance sheet accounts

	December 26,	March 28,	December 28,
	2020	2020	2019
Accounts receivable, net:
Trade receivables, net	$17,439	$20,217	$17,127
Credit card receivables	10,823	3,326	10,718
Other receivables	3,537	1,178	1,593
	$31,799	$24,721	$29,438
Inventory:
Finished goods	$134,296	$118,981	$134,487
Raw materials	4,154	4,523	4,490
Work in progress	539	703	602
	$138,989	$124,207	$139,579
Accrued liabilities:
Accrued payroll, benefits and bonuses	$29,451	$19,112	$22,528
Unearned revenue	17,913	12,976	13,579
Accrued transaction and property tax	14,673	12,509	12,348
Gift cards and store credits outstanding	11,815	9,208	10,180
Accrued lease liabilities	249	49	94
Accrued interest	1,151	1,483	1,540
Accrued sales returns	3,130	1,650	2,691
Other accrued liabilities	9,698	9,059	4,698
	$88,080	$66,046	$67,658

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $12,976 as of March 28, 2020, and $12,384 was subsequently recognized into revenue for the thirty-nine weeks ended December 26, 2020. Gift cards and store credits outstanding was $9,208 as of March 28, 2020, and $2,343 was subsequently recognized into revenue for the thirty-nine weeks ended December 26, 2020. See Note 11 for disaggregated revenue disclosures.

3. Long-term debt and revolving lines of credit

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. Commencing on March 31, 2021, the Company will be required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended December 26, 2020, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of December 26, 2020, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $190,687, net of deferred financing costs. The Company recorded a loss on extinguishment of debt of $893 in the third quarter of fiscal 2020 in conjunction with the Seventh Amendment.

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On November 25, 2020, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Revolving Credit Facility. The Fifth Amendment amends the Revolving Credit Facility to extend the maturity date to the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In the thirty-nine weeks ended December 26, 2020, the Company capitalized $5,579 of fees associated with the Seventh Amendment which will be amortized through January 31, 2026.

Long-term debt and revolving lines of credit consist of the following:

	December 26,	March 28,	December 28,
	2020	2020	2019
Senior secured term loan facility	$200,000	$252,282	$253,985
2019 Elfa term loan facility	—	9,050	—
2019 Elfa revolving credit facility	—	—	—
Obligations under finance leases	389	274	293
Revolving credit facility	—	78,000	58,000
Total debt	200,389	339,606	312,278
Less current portion	(2,186)	(16,002)	(6,953)
Less deferred financing costs (1)	(9,313)	(6,119)	(6,567)
Total long-term debt	$188,890	$317,485	$298,758
(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

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

During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $10,100 remains deferred as of December 26, 2020, and the modification of certain lease terms for a substantial portion of our leased properties. Under ASC 842, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. In April 2020, the FASB issued guidance related to the relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842. Under existing lease guidance, the Company would determine, on a lease by lease basis, if a lease concession was the result of a new arrangement with the tenant or if it was under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for the concessions (i) as if no changes to the existing lease contract were made or (ii) as a variable lease adjustment. The Company did not apply the lease modification relief, and the remeasurement impact is included in the Company’s condensed consolidated financial statements as of and for the thirty-nine weeks ended December 26, 2020.

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

The components of lease costs for the thirteen and thirty-nine weeks ended December 26, 2020 and December 28, 2019 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Operating lease costs	$22,926	$22,842	$68,132	$67,840
Variable lease costs	331	270	642	903
Total lease costs	$23,257	$23,112	$68,774	$68,743

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and thirty-nine weeks ended December 26, 2020 and December 28, 2019.

Supplemental cash flow information related to our leases for the thirty-nine weeks ended December 26, 2020 and December 28, 2019 were as follows:

	Thirty-Nine Weeks Ended
	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$60,044	$67,321
Additions to right-of-use assets	$44,785	$41,976

Weighted average remaining operating lease term and incremental borrowing rate as of December 26, 2020 and December 28, 2019 were as follows:

	Thirty-Nine Weeks Ended
	December 26, 2020	December 28, 2019
Weighted average remaining lease term (years)	7.0	7.2
Weighted average incremental borrowing rate	13.9%	8.8%

As of December 26, 2020, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$26,868
2 years	93,543
3 years	80,849
4 years	73,779
5 years	66,053
Thereafter	207,725
Total lease payments	$548,817
Less amount representing interest	(202,388)
Total lease liability	$346,429
Less current lease liability	(54,719)
Total noncurrent lease liability	$291,710
(1)	Operating lease payments exclude approximately $6,054 of legally binding minimum lease payments for leases signed but not yet commenced.

5. Net income per common share

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Numerator:
Net income	$19,669	$2,412	$23,199	$1,959
Denominator:
Weighted-average common shares — basic	48,570,843	48,313,671	48,491,286	48,987,525
Options and other dilutive securities	942,382	56,747	458,967	185,108
Weighted-average common shares — diluted	49,513,225	48,370,418	48,950,253	49,172,633

Net income per common share — basic	$0.40	$0.05	$0.48	$0.04
Net income per common share — diluted	0.40	0.05	0.47	0.04
Antidilutive securities not included:
Stock options outstanding	1,895,557	2,527,745	1,965,591	2,364,692
Nonvested restricted stock awards	—	310,422	74,291	164,556

6.  Income taxes

The provision for income taxes in the thirteen weeks ended December 26, 2020 was $8,181 as compared to $1,886 in the thirteen weeks ended December 28, 2019. The effective tax rate for the thirteen weeks ended December 26, 2020 was 29.4%, as compared to 43.9% in the thirteen weeks ended December 28, 2019. During the thirteen weeks ended December 26, 2020, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to tax related to stock-based compensation, U.S. state income taxes, officer compensation limitation and the impact of the global intangible low-taxed income ("GILTI") provision from the Tax Cuts and Jobs Act ("The Act"). During the thirteen weeks ended December 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to tax related to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision.

The provision for income taxes in the thirty-nine weeks ended December 26, 2020 was $10,356 as compared to a provision of $1,428 in the thirty-nine weeks ended December 28, 2019. The effective tax rate for the thirty-nine weeks ended December 26, 2020 was 30.9%, as compared to 42.2% in the thirty-nine weeks ended December 28, 2019. During the thirty-nine weeks ended December 26, 2020, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to stock-based compensation, U.S. state income taxes, officer compensation limitation and the impact of the GILTI provision. During the thirty-nine weeks ended December 28, 2019, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to tax related to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,961 as of December 26, 2020.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended December 26, 2020:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

Other comprehensive income (loss) before reclassifications, net of tax	10,791	(697)	12,454	22,548
Amounts reclassified to earnings, net of tax	1,009	—	—	1,009
Net current period other comprehensive income (loss)	11,800	(697)	12,454	23,557

Balance at December 26, 2020	$6,237	$(3,308)	$(15,667)	$(12,738)

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

During the thirty-nine weeks ended December 26, 2020 and December 28, 2019, the TCS segment used forward contracts for 90% and 87% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 24 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive loss until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended December 26, 2020 and December 28, 2019. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirty-nine weeks ended December 26, 2020, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $6,237 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at December 26, 2020, of which $1,639 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of December 26, 2020. The Company expects the unrealized loss of $1,639, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive loss, net of taxes, are presented in Note 8 of these financial statements.

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

As of December 26, 2020, March 28, 2020 and December 28, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			December 26,	March 28,	December 28,
Description		Balance Sheet Location	2020	2020	2019
Assets
Nonqualified retirement plan	N/A	Other current assets	$6,116	$5,066	$6,249
Total assets			$6,116	$5,066	$6,249

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of December 26, 2020, March 28, 2020 and December 28, 2019, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	December 26,	March 28,	December 28,
	2020	2020	2019
Senior secured term loan facility	$200,000	$198,041	$241,286
2019 Elfa revolving credit facility	—	9,050	—
Obligations under finance leases	389	274	293
Revolving credit facility	—	78,000	58,000
Total fair value of debt	200,389	285,365	299,579

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

Thirteen Weeks Ended December 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$256,544	$18,934	$—	$275,478
Intersegment sales	—	23,915	(23,915)	—
Adjusted EBITDA	37,631	9,378	(4,564)	42,445
Interest expense, net	4,040	59	—	4,099
Assets (1)	1,003,828	114,375	(10,021)	1,108,182

Thirteen Weeks Ended December 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$211,971	$16,686	$—	$228,657
Intersegment sales	—	21,385	(21,385)	—
Adjusted EBITDA	17,924	6,118	(2,035)	22,007
Interest expense, net	5,056	78	—	5,134
Assets (1)	1,049,889	100,571	(8,178)	1,142,282

Thirty-Nine Weeks Ended December 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$628,933	$46,472	$—	$675,405
Intersegment sales	—	47,499	(47,499)	—
Adjusted EBITDA	77,633	18,051	(4,693)	90,991
Interest expense, net	13,282	258	—	13,540
Assets (1)	1,003,828	114,375	(10,021)	1,108,182

Thirty-Nine Weeks Ended December 28, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$628,282	$46,327	$—	$674,609
Intersegment sales	—	53,800	(53,800)	—
Adjusted EBITDA	46,820	14,155	(5,899)	55,076
Interest expense, net	15,960	285	—	16,245
Assets (1)	1,049,889	100,571	(8,178)	1,142,282

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Income before taxes	$27,850	$4,298	$33,555	$3,387
Add:
Depreciation and amortization	8,498	9,689	26,270	28,137
Interest expense, net	4,099	5,134	13,540	16,245
Pre-opening costs (a)	95	2,482	111	5,988
Non-cash lease expense (b)	(1,762)	(355)	8,311	(1,532)
Stock-based compensation (c)	2,177	799	4,986	2,575
Management transition costs (d)	1,200	—	1,200	—
Loss on extinguishment of debt (e)	893	—	893	—
Foreign exchange losses (gains) (f)	73	(37)	202	(98)
Elfa France closure (g)	—	(1)	—	402
Employee retention credit (h)	(1,028)	—	(1,028)	—
COVID-19 costs (i)	367	—	1,863	—
Severance and other (credits) costs (j)	(17)	(2)	1,088	(28)
Adjusted EBITDA	$42,445	$22,007	$90,991	$55,076

(a)	Non-capital expenditures associated with opening new stores and relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in the thirty-nine weeks ended December 26, 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which approximately $10,100 remains deferred as of December 26, 2020, and the modification of certain lease terms for a substantial portion of our leased properties. In the thirteen and thirty-nine weeks ended December 28, 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including signing bonus and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in the third quarter of fiscal 2020, which we do not consider in our evaluation of our ongoing operations.

(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(g)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(h)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(i)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in the first, second and third quarters of fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.

(j)	Severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2020 ends on April 3, 2021 and will include 53 weeks and fiscal 2019 ended on March 28, 2020 and included 52 weeks. The third quarter of fiscal 2020 ended on December 26, 2020 and the third quarter of fiscal 2019 ended on December 28, 2019, and both included thirteen weeks.

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

Our operations consist of two operating segments:

●   The Container Store (“TCS”), which consists of our retail stores, website and call center (which includes business sales), as well as our installation and organizational services business. As of December 26, 2020, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center located in Aberdeen, Maryland, became fully operational in fiscal 2019.

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

Management Transition

As previously disclosed, during the third quarter of fiscal 2020, Melissa Reiff notified the Company of her retirement as President and Chief Executive Officer, effective February 1, 2021 (the “Effective Date”). In light of Melissa’s retirement, the Company’s board of directors appointed Satish Malhotra to succeed Ms. Reiff as President and Chief Executive Officer, as of the Effective Date. Mr. Malhotra was also elected as a Class III director of the Company, as of the Effective Date.

Ms. Reiff will continue as an employee of the Company to provide transition services to Mr. Malhotra and the Company through the expiration of her employment agreement on March 1, 2021. In accordance with her agreement, Ms. Reiff will continue to serve as Chairwoman of the Company’s Board until the conclusion of the Company’s annual meeting of shareholders to be held in 2021.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. Since the second quarter of fiscal 2020, all 93 stores were open with limited capacity. As a result, online sales somewhat moderated during the second and third quarters of fiscal 2020 as customers shifted to purchasing in-store, compared to the significant increase in online sales experienced while our stores were temporarily closed to in-store customer traffic in the first quarter of fiscal 2020. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply, as COVID-19 and other uncertainties continue to unfold. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health. As previously announced, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain other employees, due to COVID-19. As of the date of this filing, we have no furloughed employees and approximately 4,500 active employees and have returned temporarily reduced base salaries to their pre-COVID-19 levels. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures and limitations on the number of customers shopping in each store at any given time. Furthermore, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Company is implementing applicable benefits of the CARES Act. As such, we have deferred approximately $5,200 of employer payroll taxes as of December 26, 2020 and recorded an employee retention credit of approximately $1,000. We will continue to monitor guidance from the Centers for Disease Control and Prevention, state, local and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Net sales	$275,478	$228,657	$675,405	$674,609
Cost of sales (excluding depreciation and amortization)	115,991	94,292	291,621	283,633
Gross profit	159,487	134,365	383,784	390,976
Selling, general, and administrative expenses (excluding depreciation and amortization)	115,870	111,972	303,328	334,281
Stock-based compensation	2,177	799	4,986	2,575
Pre-opening costs	95	2,482	111	5,988
Depreciation and amortization	8,498	9,689	26,270	28,137
Other (income) expenses	(13)	(1)	1,089	375
Loss (gain) on disposal of assets	18	(8)	12	(12)
Income from operations	32,842	9,432	47,988	19,632
Interest expense, net	4,099	5,134	13,540	16,245
Loss on extinguishment of debt	893	—	893	—
Income before taxes	27,850	4,298	33,555	3,387
Provision for income taxes	8,181	1,886	10,356	1,428
Net income	$19,669	$2,412	$23,199	$1,959

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.1%	41.2%	43.2%	42.0%
Gross profit	57.9%	58.8%	56.8%	58.0%
Selling, general, and administrative expenses (excluding depreciation and amortization)	42.1%	49.0%	44.9%	49.6%
Stock‑based compensation	0.8%	0.3%	0.7%	0.4%
Pre‑opening costs	0.0%	1.1%	0.0%	0.9%
Depreciation and amortization	3.1%	4.2%	3.9%	4.2%
Other (income) expenses	(0.0)%	(0.0)%	0.2%	0.1%
Loss (gain) on disposal of assets	0.0%	(0.0)%	0.0%	(0.0)%
Income from operations	11.9%	4.1%	7.1%	2.9%
Interest expense, net	1.5%	2.2%	2.0%	2.4%
Loss on extinguishment of debt	0.3%	—%	0.1%	—%
Income before taxes	10.1%	1.9%	5.0%	0.5%
Provision for income taxes	3.0%	0.8%	1.5%	0.2%
Net income	7.1%	1.1%	3.4%	0.3%
Operating data:
Number of stores at end of period	93	93	93	93
Non‑GAAP measures (1):
Adjusted EBITDA (2)	$42,445	$22,007	$90,991	$55,076
Adjusted net income (3)	$20,705	$2,411	$26,112	$2,249
Adjusted net income per common share — diluted (3)	$0.42	$0.05	$0.53	$0.05

(1)	We have presented EBITDA, Adjusted EBITDA, adjusted net income, and adjusted net income per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (2) and (3) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Net income	$19,669	$2,412	$23,199	$1,959
Depreciation and amortization	8,498	9,689	26,270	28,137
Interest expense, net	4,099	5,134	13,540	16,245
Income tax provision	8,181	1,886	10,356	1,428
EBITDA	40,447	19,121	73,365	47,769
Pre-opening costs (a)	95	2,482	111	5,988
Non-cash lease expense (b)	(1,762)	(355)	8,311	(1,532)
Stock-based compensation (c)	2,177	799	4,986	2,575
Management transition costs (d)	1,200	—	1,200	—
Loss on extinguishment of debt (e)	893	—	893	—
Foreign exchange losses (gains) (f)	73	(37)	202	(98)
Elfa France closure (g)	—	(1)	—	402
Employee retention credit (h)	(1,028)	—	(1,028)	—
COVID-19 costs (i)	367	—	1,863	—
Severance and other (credits) costs (j)	(17)	(2)	1,088	(28)
Adjusted EBITDA	$42,445	$22,007	$90,991	$55,076

(a)	Non-capital expenditures associated with opening new stores and relocating stores, and costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in the thirty-nine weeks ended December 26, 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which approximately $10,100 remains deferred as of December 26, 2020, and the modification of certain lease terms for a substantial portion of our leased properties. In the thirteen and thirty-nine weeks ended December 28, 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including signing bonus and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in the third quarter of fiscal 2020, which we do not consider in our evaluation of our ongoing operations.

(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(g)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(h)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(i)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in the first, second and third quarters of fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.

(j)	Severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

(3)	Adjusted net income and adjusted net income per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income before restructuring charges, charges related to the impact of COVID-19 on business operations, credits pursuant to the CARES Act, severance charges associated with COVID-19, loss on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our optimization plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share – diluted as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Numerator:
Net income	$19,669	$2,412	$23,199	$1,959
Management transition costs (a)	1,200	—	1,200	—
Loss on extinguishment of debt (b)	893	—	893	—
Elfa France closure (c)	—	(1)	—	402
Employee retention credit (d)	(1,028)	—	(1,028)	—
COVID-19 costs (e)	367	—	1,863	—
Severance (f)	(15)	—	1,088	—
Taxes (g)	(381)	—	(1,103)	(112)
Adjusted net income	$20,705	$2,411	$26,112	$2,249
Denominator:
Weighted-average common shares outstanding — diluted	49,513,225	48,370,418	48,950,253	49,172,633

Net income per common share — diluted	$0.40	$0.05	$0.47	$0.04
Adjusted net income per common share — diluted	$0.42	$0.05	$0.53	$0.05

(a)	Costs related to the transition of key executives including signing bonus and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in fiscal December 2020, which we do not consider in our evaluation of our ongoing operations.

(c)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.

(d)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(e)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in the first, second and third quarters of fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.

(f)	Includes costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(g)	Tax impact of adjustments to net income which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended December 26, 2020 Compared to Thirteen Weeks Ended December 28, 2019

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 26, 2020 and December 28, 2019:

	December 26, 2020	% total	December 28, 2019	% total
TCS net sales	$256,544	93.1%	$211,971	92.7%
Elfa third party net sales	18,934	6.9%	16,686	7.3%
Net sales	$275,478	100.0%	$228,657	100.0%

Net sales in the thirteen weeks ended December 26, 2020 increased by $46,821, or 20.5%, compared to the thirteen weeks ended December 28, 2019. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended December 28, 2019	$228,657
Incremental net sales increase due to:
TCS net sales (including a $22,920, or 98.1%, increase in online sales)	44,573
Elfa third party net sales (excluding impact of foreign currency translation)	549
Impact of foreign currency translation on Elfa third party net sales	1,699
Net sales for the thirteen weeks ended December 26, 2020	$275,478

The Company’s consolidated net sales for the thirteen weeks ended December 26, 2020 increased $46,821 or 20.5%, compared to the thirteen weeks ended December 28, 2019. TCS net sales increased $44,573 or 21.0%, with other product categories up 22.2%, contributing 1,260 basis points of the increase, and Custom Closets up 19.5%, contributing 840 basis points of the increase. Online sales increased 98.1% in the thirteen weeks ended December 26, 2020 as compared to the thirteen weeks ended December 28, 2019. Elfa third party net sales increased $2,248 or 13.5% in the thirteen weeks ended December 26, 2020. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended December 26, 2020 and the thirteen weeks ended December 28, 2019, Elfa third party net sales increased $549 or 3.3%.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the first quarter of fiscal 2020. Additionally, in the second and third quarters of fiscal 2020 we only had one store that would not be considered for comparable store sales metrics, and therefore the overall increase in net sales and comparable store sales were materially consistent. We do not believe that comparable store sales will be a meaningful metric in fiscal 2020.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 26, 2020 increased by $25,122, or 18.7%, compared to the thirteen weeks ended December 28, 2019. The increase in gross profit was primarily the result of increased consolidated sales partially offset by decreased consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended December 26, 2020 and December 28, 2019 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 26, 2020	December 28, 2019
TCS gross margin	57.2%	57.6%
Elfa gross margin	40.3%	37.7%
Total gross margin	57.9%	58.8%

TCS gross margin decreased 40 basis points primarily due to increased shipping costs as a result of a higher mix of online sales combined with incremental shipping surcharges instituted by third party carriers, partially offset by less promotional activity and a favorable mix of higher margin product sales in the thirteen weeks ended December 26, 2020. Elfa gross margin increased 260 basis points primarily due to lower direct material costs. In total, gross margin decreased 90 basis points, primarily due to the decrease in TCS gross margin during the thirteen weeks ended December 26, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended December 26, 2020 increased by $3,898, or 3.5%, compared to the thirteen weeks ended December 28, 2019. However, as a percentage of consolidated net sales, SG&A decreased 690 basis points as compared to the thirteen weeks ended December 28, 2019. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended December 26, 2020 and December 28, 2019:

	December 26, 2020	December 28, 2019
	% of Net sales	% of Net sales
TCS selling, general and administrative	39.2%	45.4%
Elfa selling, general and administrative	2.9%	3.6%
Total selling, general and administrative	42.1%	49.0%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 690 basis points primarily due to leverage of occupancy costs and payroll costs on higher sales during the third quarter of fiscal 2020, combined with reductions in marketing costs and other expenses. Given the COVID-19 driven cost reductions in the third quarter of fiscal 2020, we do not expect this level of leverage in the event of similar sales increases in the fourth quarter of fiscal 2020 as we return expenses to the business in a disciplined manner and commensurate with our sales recovery.

Pre-opening costs

Pre-opening costs declined to $95 in the thirteen weeks ended December 26, 2020 from $2,482 in the thirteen weeks ended December 28, 2019, primarily due to $2,182 of net costs associated with the opening of the second distribution center in the thirteen weeks ended December 28, 2019. The company did not open any new stores in the thirteen weeks ended December 26, 2020 and opened one relocation store in the thirteen weeks ended December 28, 2019.

Interest expense and loss on extinguishment of debt

Interest expense decreased by $1,035, or 20.2%, in the thirteen weeks ended December 26, 2020 to $4,099, as compared to $5,134 in the thirteen weeks ended December 28, 2019. The decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility (as defined below). On November 25, 2020, the Company entered into the Seventh Amendment. The Seventh Amendment amended the Senior Secured Term Loan Facility to, among other things, allow the applicable interest rate margin to remain at 4.75% for LIBOR loans and 3.75% for base rate loans. The Company expects to incur less interest expense in fiscal 2021 than it will incur in fiscal 2020.

Additionally, we recorded a loss on extinguishment of debt of $893 in the third quarter of fiscal 2020 in conjunction with the Seventh Amendment.

Taxes

The provision for income taxes in the thirteen weeks ended December 26, 2020 was $8,181 as compared to $1,886 in the thirteen weeks ended December 28, 2019. The effective tax rate for the thirteen weeks ended December 26, 2020 was 29.4%, as compared to 43.9% in the thirteen weeks ended December 28, 2019. The decrease in the effective tax rate is primarily due to the impact of discrete items on higher pre-tax income in the third quarter of fiscal 2020.

Thirty-Nine Weeks Ended December 26, 2020 Compared to Thirty-Nine Weeks Ended December 28, 2019

Net sales

The following table summarizes our net sales for each of the thirty-nine weeks ended December 26, 2020 and December 28, 2019:

	December 26, 2020	% total	December 28, 2019	% total
TCS net sales	$628,933	93.1%	$628,282	93.1%
Elfa third party net sales	46,472	6.9%	46,327	6.9%
Net sales	$675,405	100.0%	$674,609	100.0%

Net sales in the thirty-nine weeks ended December 26, 2020 increased by $796, or 0.1%, compared to the thirty-nine weeks ended December 28, 2019. This increase was comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended December 28, 2019	$674,609
Incremental net sales increase (decrease) due to:
TCS net sales (including a $86,673, or 124.7%, increase in online sales)	651
Elfa third party net sales (excluding impact of foreign currency translation)	(2,262)
Impact of foreign currency translation on Elfa third party net sales	2,407
Net sales for the thirty-nine weeks ended December 26, 2020	$675,405

The Company’s consolidated net sales for the thirty-nine weeks ended December 26, 2020 increased $796 or 0.1%, compared to the thirty-nine weeks ended December 28, 2019. TCS net sales increased $651 or 0.1%, with other product categories up 1.0%, contributing 60 basis points of the increase, and Custom Closets partially reducing the increase by 50 basis points. Our online sales increased 124.7% compared to the thirty-nine weeks ended December 28, 2019. Elfa third party net sales increased $145 or 0.4% in the thirty-nine weeks ended December 26, 2020. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 26, 2020 and the thirty-nine weeks ended December 28, 2019, Elfa third party net sales decreased $2,262 or 4.8%. TCS and Elfa net sales were negatively impacted by COVID-19 during the first quarter of fiscal 2020.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the first quarter of fiscal 2020. Additionally, in the second and third quarters of fiscal 2020 we only had one store that would not be considered for comparable store sales metrics, and therefore the overall increase in net sales and comparable store sales were materially consistent. We do not believe that comparable store sales will be a meaningful metric in fiscal 2020.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 26, 2020 decreased by $7,192, or 1.8%, compared to the thirty-nine weeks ended December 28, 2019. The decrease in gross profit was primarily the result of decreased consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended December 26, 2020 and December 28, 2019 by segment and total. The segment gross margins include the impact of inter-segment net sales from the Elfa segment to the TCS segment:

	December 26, 2020	December 28, 2019
TCS gross margin	55.7%	57.3%
Elfa gross margin	40.7%	36.7%
Total gross margin	56.8%	58.0%

TCS gross margin decreased 160 basis points primarily due to increased shipping costs as a result of a higher mix of online sales and increased promotional activity, partially offset by a favorable mix of higher margin product sales. Elfa gross margin increased 400 basis points primarily due to a favorable customer and product sales mix and lower direct material costs. In total, gross margin decreased 120 basis points primarily due to the decrease in TCS gross margin during the thirty-nine weeks ended December 26, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended December 26, 2020 decreased by $30,953, or 9.3%, compared to the thirty-nine weeks ended December 28, 2019. As a percentage of consolidated net sales, SG&A decreased by 470 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the thirty-nine weeks ended December 26, 2020 and December 28, 2019:

	December 26, 2020	December 28, 2019
	% of Net sales	% of Net sales
TCS selling, general and administrative	41.9%	46.2%
Elfa selling, general and administrative	3.0%	3.4%
Total selling, general and administrative	44.9%	49.6%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 470 basis points primarily due to reductions in payroll, marketing costs, and other costs in the thirty-nine weeks ended December 26, 2020.

Pre-opening costs

Pre-opening costs declined to $111 in the thirty-nine weeks ended December 26, 2020 from $5,988 in the thirty-nine weeks ended December 28, 2019 primarily due to $5,030 of net costs associated with the opening of the second distribution center in the thirty-nine weeks ended December 28, 2019. The Company did not open any new stores in the thirty-nine weeks ended December 26, 2020 and opened two new stores, including one relocation, in the thirty-nine weeks ended December 28, 2019.

Other expenses

Other expenses increased to $1,089 in the thirty-nine weeks ended December 26, 2020 from $375 in the thirty-nine weeks ended December 28, 2019, primarily due to severance costs associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

Interest expense

Interest expense decreased by $2,705, or 16.7%, in the thirty-nine weeks ended December 26, 2020 to $13,540, as compared to $16,245 in the thirty-nine weeks ended December 28, 2019. The decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility (as defined below). On November 25, 2020, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. The Seventh Amendment amended the Senior Secured Term Loan Facility to, among other things, allow the applicable interest rate margin to remain at 4.75% for LIBOR loans and 3.75% for base rate loans. The Company expects to incur less interest expense in fiscal 2021 than it will incur in fiscal 2020.

Additionally, we recorded a loss on extinguishment of debt of $893 in the thirty-nine weeks ended December 26, 2020 in conjunction with the Seventh Amendment.

Taxes

The provision for income taxes in the thirty-nine weeks ended December 26, 2020 was $10,356 as compared to a provision of $1,428 in the thirty-nine weeks ended December 28, 2019. The effective tax rate for the thirty-nine weeks ended December 26, 2020 was 30.9%, as compared to 42.2% in the thirty-nine weeks ended December 28, 2019. The decrease in the effective tax rate is primarily due to the impact of discrete items on higher pre-tax income in the thirty-nine weeks ended December 26, 2020.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Due to the uncertainty related to COVID-19, in the first quarter of fiscal 2020, the Company took various actions to preserve its liquidity and increase its financial flexibility. We extended payment terms for most goods and services and renegotiated alternative terms for lease payments as well as other business contracts. In addition, we significantly reduced merchandise purchases and reduced or stopped discretionary spending across all areas of the business. As stores reopened and sales trends increased, we significantly increased merchandise purchases to align with sales trends. We also returned to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. The Company has planned to substantially reduce capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Senior Secured Credit Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At December 26, 2020, we had $27,895 of cash, of which $14,101 was held by our foreign subsidiaries. In addition, we had $96,830 of additional availability under the Revolving Credit Facility and approximately $13,399 of additional availability under the 2019 Elfa Revolving Credit Facility (as defined below) as of December 26, 2020. There were $3,961 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Thirty-Nine Weeks Ended
	December 26,	December 28,
	2020	2019
Net cash provided by (used in) operating activities	$116,689	$(1,136)
Net cash used in investing activities	(11,605)	(29,284)
Net cash (used in) provided by financing activities	(146,304)	36,751
Effect of exchange rate changes on cash	1,360	276
Net (decrease) increase in cash	$(39,860)	$6,607
Free cash flow (Non-GAAP) (1)	$105,019	$(30,432)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by (used in) operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $116,689 for the thirty-nine weeks ended December 26, 2020 and was comprised of a net change in operating assets and liabilities of $66,091, net income of $23,199 and non-cash items of $27,399. The net change in operating assets and liabilities is primarily due to an increase in accounts payable and accrued liabilities, an increase in taxes payable and a decrease in cash operating lease payments, partially offset by an increase in merchandise inventory purchases. The increase in accounts payable and accrued liabilities was primarily due to timing of inventory receipts and payments combined with a temporary increase in vendor payment terms.

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

Our total capital expenditures for the thirty-nine weeks ended December 26, 2020 were $11,670. We incurred capital expenditures of $6,467 for maintenance capital and information technology investments. We incurred capital expenditures of $3,362 related to the distribution centers. The remaining capital expenditures of $1,841 were primarily related to investments in our existing stores. We did not open any new stores during the thirty-nine weeks ended December 26, 2020.

Our total capital expenditures for the thirty-nine weeks ended December 28, 2019 were $29,296. We incurred capital expenditures of $13,434 related to the opening of the second distribution center in Aberdeen, Maryland, which became fully operational in late fiscal 2019. We incurred $9,249 of capital expenditures for new store openings, relocations and existing store remodels. We opened two new stores, including one relocation, during the thirty-nine weeks ended

December 28, 2019. The remaining capital expenditures of $6,613 were primarily for investments in information technology and new product rollouts.

Net cash (used in) provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash used in financing activities was $146,304 for the thirty-nine weeks ended December 26, 2020. This included net repayments of $78,000 on the Revolving Credit Facility and net repayments of $9,910 for the 2019 Elfa Senior Secured Credit Facilities. In addition, the Company made net repayments of $52,281 on indebtedness outstanding under the Senior Secured Term Loan Facility of which $47,172 was in conjunction with the Seventh Amendment, repayments of $122 on indebtedness outstanding under the 2019 Elfa Senior Secured Term Loan Facility, and paid $412 in taxes in connection with the withholding of shares upon vesting of restricted stock awards.

Net cash provided by financing activities was $36,751 for the thirty-nine weeks ended December 28, 2019. This included net proceeds of $46,000 from borrowings under the Revolving Credit Facility, partially offset by net repayments of $5,365 for the 2019 Elfa Senior Secured Credit Facilities. In addition, the Company made combined repayments of $3,512 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and paid $372 in taxes in connection with the withholding of shares upon vesting of restricted stock awards.

As of December 26, 2020, TCS had a total of $96,830 of unused borrowing availability under the Revolving Credit Facility and zero borrowings outstanding under the Revolving Credit Facility.

As of December 26, 2020, Elfa had a total of $13,399 of unused borrowing availability under the 2019 Elfa Revolving Credit Facility and zero borrowings outstanding under the 2019 Elfa Senior Secured Credit Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. However, our positive free cash flow of $105,019 for the thirty-nine weeks ended December 26, 2020 increased as compared to negative free cash flow of $30,432 for the thirty-nine weeks ended December 28, 2019. Free cash flow generation during the thirty-nine weeks ended December 26, 2020, was strong, despite the significant impact of COVID-19 in the first quarter of fiscal 2020, as a result of the many actions undertaken by the Company to preserve liquidity, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures which focus on maintenance capital and necessary technology investments. The Company returned to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. Additionally, during fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $10,100 remains deferred as of December 26, 2020, and the modification of certain lease terms for a substantial portion of our leased properties. Less than half of these lease amounts are expected to be repaid in the second half of fiscal 2020 and the remaining amounts are expected to be repaid primarily in fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by (used in) operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirty-Nine Weeks Ended
	December 26,	December 28,
	2020	2019
Net cash provided by (used in) operating activities	$116,689	$(1,136)
Less: Additions to property and equipment	(11,670)	(29,296)
Free cash flow	$105,019	$(30,432)

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. Commencing on March 31, 2021, the Company will be required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended December 26, 2020, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of December 26, 2020, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $190,687, net of deferred financing costs.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of December 26, 2020, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On November 25, 2020, the Company entered into Amendment No. 5 (the “Fifth Amendment”). The Fifth Amendment amends the Revolving Credit Facility to extend the maturity date to the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 26, 2020, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $13,399 as of December 26, 2020) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $14,008 as of December 26, 2020) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $3,045 as of December 26, 2020), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of December 26, 2020, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report on Form 10-K. As of December 26, 2020, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K, other than those shown in the table below, primarily related to paydowns of outstanding borrowings under the Senior Secured Term Loan Facility and Revolving Credit Facility and certain modifications to our operating leases as a result of renegotiated terms with landlords.

	Payments due by period
		Within
	Total	1 Year (Remaining)	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$200,000	$500	$4,000	$4,000	$191,500
Revolving loans	—	—	—	—	—
Operating leases (1)	548,817	26,868	174,392	139,832	207,725
Total	$748,817	$27,368	$178,392	$143,832	$399,225

(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $10,100 remains deferred as if December 26, 2020, and the modification of certain lease terms for a substantial portion of our leased properties.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 26, 2020.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	11/12/20

10.1

Amendment No. 7 to Term Facility Credit Agreement, dated as of November 25, 2020 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (Senior Secured Term Loan Facility)

						*

10.2

Amendment No. 5 to Term Facility Credit Agreement, dated as of November 25, 2020 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (Revolving Credit Facility)

						*

10.3	Employment Agreement, dated December 21, 2020, between Satish Malhotra and The Container Store Group, Inc.	8-K	001-36161	10.1	12/22/20

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation	*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document	*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: February 3, 2021	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: February 3, 2021	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)