Form 10-K
period 2021-04-03
Container Store Group, Inc.
filed 2021-06-03
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36161

THE CONTAINER STORE GROUP, INC.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0565401 (I.R.S. Employer Identification No.)
500 Freeport Parkway Coppell, TX	75019
(Addresses of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 538-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) YES ☑ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of September 25, 2020, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $128,214,875. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 28, 2021, the number of shares of common stock outstanding was 50,491,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements related to: the COVID-19 pandemic and the anticipated impact on our business, results of operations and financial condition, anticipated financial performance and key metrics, expectations regarding the reduction of capital expenditures and anticipated benefits to free cash flow, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and other expansion opportunities, expectations regarding key growth initiatives, expectations regarding the impact of, and potential charges related to, marketing and expense savings programs, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including the important factors described in the “Item 1A. Risk Factors” section of this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as accurate predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after the date of this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” and “our” refer to The Container Store Group, Inc. and, where appropriate, its subsidiaries.

The following discussion contains references to fiscal 2021, fiscal 2020, fiscal 2019, fiscal 2018, and fiscal 2017, which represent our fiscal years ending April 2, 2022, April 3, 2021, March 28, 2020, March 30, 2019, and March 31, 2018, respectively. All references herein to “fiscal 2021” represent the results of a 52-week fiscal year, “fiscal 2020” represent the results of a 53-week fiscal year, references to “fiscal 2019” represent the results of a 52-week fiscal year, references to “fiscal 2018” represent the results of the 52-week fiscal year, and references to “fiscal 2017” represent the results of the 52-week fiscal year.

Summary of Risk Factors

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

●	The COVID-19 pandemic has led to disruption of our store operations and has had a significant and continuing impact on our results of operations, financial position and cash flows.
●	Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
●	Costs and risks relating to new store openings could severely limit our growth opportunities.
●	Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.
●	Our costs may increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.
●	If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.
●	A security breach or cyber-attack of our website or information technology systems could damage our reputation and our relationships with our customers or employees, expose us to litigation risk and adversely affect our business and the trading price of our common stock.
●	We rely upon third-party web service providers to operate certain aspects of our business operations and any disruption of or interference with such operations would materially and adversely impact our business.
●	Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.
●	Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise, incur unexpected costs or be unable to effectively service our stores and online customers.
●	Material disruptions at one of our Elfa manufacturing facilities could negatively impact production, customer deliveries and overall financial results.
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19.
●	Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.
●	We face risks related to operating two distribution centers.
●	We are subject to duties, tariffs and quotas associated with our dependence on foreign imports for our merchandise.
●	We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
●	An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
●	If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.
●	If we fail to anticipate consumer preferences and demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.
●	Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.
●	Our vendors may sell similar or identical products to our competitors, which could harm our business.
●	Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

●	Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.
●	We face risks related to our indebtedness, resulting in a high degree of leverage on cash flow from operations to pay back debt.
●	Our costs and financial results may change as a result of currency exchange rate fluctuations.
●	We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.
●	Our fixed lease obligations could adversely affect our financial performance.
●	Disruptions in the global financial markets may make it difficult for us to borrow a sufficient amount of capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.
●	Changes to global financial markets, including the use of benchmark interest rates, may make it difficult for us to predict our future interest expenses.
●	We depend on key executive management.
●	If we are unable to find, train and retain key personnel, including new employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.
●	Organized labor activities could cause labor relation issues and higher labor costs.
●	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
●	There are claims made against us from time to time that may distract management from our business activities and result in significant liability or damage to our brand.
●	Changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.
●	Our total assets include intangible assets with an indefinite life, including goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges that could adversely affect our results of operation.
●	We may be subject to fluctuations in our tax obligations, and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our operating results.
●	If third parties claim that we infringe upon their intellectual property rights, our operating results could be adversely affected.
●	If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
●	Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
●	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	We do not currently expect to pay any cash dividends.
●	Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our shareholders.
●	The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
●	Our common stock price may be volatile or may decline.
●	We incur costs as a public company and our management is required to devote substantial time to compliance matters.

PART I

ITEM 1. BUSINESS

General

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while championing the enriching benefits of living an organized life.

We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TCS.” In fiscal 2020, we generated consolidated net sales of $990.1 million. Today our operations consist of two operating segments:

●	The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our installation services business. We operate 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. Our stores present our products in a unique and engaging atmosphere. Our visual merchandising team works to ensure that all of our merchandise is appropriately showcased to present solutions to accomplish our customer’s projects, highlight the value and functionality of our products, and maximize the appeal of our image and brand. We maintain a relatively consistent store layout which creates a familiar shopping experience across our store base. Our stores are clean and spacious with orderly merchandising and strategic product solutions to optimize our selling space and increase productivity. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center in Aberdeen, Maryland, became fully operational in fiscal 2019. In fiscal 2020, TCS had net sales of $923.1 million, which represented approximately 93% of our total consolidated net sales.
●	Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 48% of Elfa’s total sales in fiscal 2020. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2020, the Elfa segment had $67.0 million of third party net sales, which represented approximately 7% of our total consolidated net sales.

Management Transition

As previously disclosed, Melissa Reiff retired as President and Chief Executive Officer of the Company, effective February 1, 2021 (the “Effective Date”). Satish Malhotra has succeeded Ms. Reiff as President and Chief Executive Officer, as of the Effective Date. Mr. Malhotra was also elected as a Class III director of the Company, as of the Effective Date.

Ms. Reiff will continue to serve as Chairwoman of the Company’s Board until the conclusion of the Company’s annual meeting of shareholders to be held in 2021.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition. We also saw a significant increase in website-generated sales, including direct-to-customer shipping as well as our curbside pick-up. Since the second quarter of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations. As a result, website-generated sales during the remaining quarters of fiscal 2020 moderated in comparison to the first quarter as customers began shifting back to purchasing in-store. We will continue to monitor local, state, and federal mandates related to COVID-19, which may require us to adjust our operations in response to revised governmental mandates. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health during the pandemic.

Our Key Differentiators

The Container Store Custom Closets:

Our focus on The Container Store Custom Closets, full complementary space completion products, and installation services, provides a unique opportunity to drive sales through higher average ticket while differentiating the Company from other brick and mortar and online, items-based retailers. Our highly trained and experienced sales force has been selling proprietary, custom-designed elfa® and other closet solutions for over 42 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom closet solution—not just our full line custom closets, but the full array of closet organization products that accompany those closets, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell The Container Store Custom Closets in-store, in-home, online, and through our call center.

Our elfa® Classic, elfa® Décor and Avera® closet lines as well as other elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our Company and reflect our commitment to dominating the custom closet market. In fiscal 2020, all Elfa-produced products accounted for approximately 28% of our TCS retail sales. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa® Classic, elfa® Décor, and Avera®, our best selling and highest margin products. We are the exclusive distributor of Elfa-manufactured products in the United States. Approximately 21% of our fiscal 2020 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

Our Unique Product Collection—Accomplishing Projects in Every Area of the Home:

Our merchandising philosophy is to provide a carefully curated, one-of-a-kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer over 11,000 products designed to provide customers solutions that simplify their lives and maximize their spaces within their homes. Each year, we introduce approximately 2,000 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fact, in fiscal 2020, over half of our annual sales came from exclusive or proprietary products.

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

In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships, we foster a unique sense of loyalty among our more than 650 product vendors. In fact, 18 of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 38% of our total purchases in fiscal 2020. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

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

We are a multi-channel retailer, with a fully-integrated website, responsive mobile site, and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering virtually the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer’s experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick-up in most markets, or request same-day home delivery in select markets. The website, mobile site, and call center sales channels combined accounted for approximately 38% of TCS net sales in fiscal 2020. As a result of the COVID-19 pandemic, we have seen a significant increase in our website-generated sales, as our customers are utilizing more time at home as an opportunity to get organized and accomplish home projects.

As previously announced on April 6, 2020, the COVID-19 outbreak led to temporary changes in our customers’ shopping experience. During the temporary closure of all stores to in-store traffic in the first quarter of fiscal 2020, the Company shifted to offering contactless curbside pick-up and in-store appointments for a limited number of customers at a time, in select locations and where permitted to offer these services under local regulations. Since the second quarter of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations.

Our Stores:

We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 93 stores extends to 33 states and the District of Columbia. In fiscal 2020, we opened one new store in Richmond, Virginia and closed one store in New York, New York. We expect to open one new store in fiscal 2021, subject to the development of the COVID-19 pandemic and related national, state and local regulations. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2020, our new store in Richmond, Virginia was designed as a reduced-sized footprint store and our anticipated new store in fiscal 2021 is also being designed as a reduced-sized footprint store. Our typical new store opening includes a strategic marketing plan inclusive of public relations and comprehensive training for our store employees that includes product education, solution-selling education, operational education and company culture understanding – all of which we believe enables our new stores to deliver strong sales volume more quickly.

Human Capital Management

Culture

The Container Store has been helping its customers accomplish their projects and solve their organizational challenges for over 42 years, and since 1978 we have been running our business guided by our values-based set of principles. We are proud to be one of the founding companies in a movement called Conscious Capitalism®, which includes a group of like-minded businesses, thought leaders, authors and academics all working together to change the way business is done in America and around the world. We have a firm belief that creating value for and optimizing relationships between all of the stakeholders of our business—employees, customers, vendors, communities and shareholders—is just simply the right thing to do.

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

Employees

The Container Store has built our brand on the conviction that our employees are our top priority. Our culture and commitment to our people are important factors in attracting, retaining, developing and progressing qualified employees. Our retention and engagement strategy is fostered by our investment in and support of our employees on an ongoing basis.

As of April 3, 2021, we had approximately 5,100 employees, of which approximately 4,700 were TCS employees and approximately 400 were Elfa employees. Of the 4,700 TCS employees, approximately 2,900 were part time employees. In the first quarter of fiscal 2020, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain employees, to mitigate the impact of COVID-19. During fiscal 2020, the majority of our furloughed employees returned and as of April 3, 2021, we no longer have furloughed employees and have returned temporarily reduced base salaries to pre-COVID-19 levels.

Talent Attraction, Retention and Development

Our human capital objectives include attracting, training, and retaining highly motivated employees across the Company, from our distribution centers to our stores to our corporate offices. One of our Foundation Principles is 1 Great Person = 3 Good People® in terms of business productivity—that’s our hiring philosophy. In fact, in fiscal 2020, we hired only 10% of job applicants. Our employee first culture includes a tremendous commitment to communication, training and career development that helps deliver a differentiated experience to our customers, which we believe results in a higher average ticket, repeat visits and frequent referrals to other potential customers. We provide extensive formal training to full time store employees, especially during their first year of employment. Our stores offer flexible work schedules and comprehensive benefits. As a result, our full-time employee voluntary turnover rate was approximately 20% on average over the past two years, significantly below the retail average. It is for these reasons that The Container Store was named by FORTUNE Magazine to its annual list of 100 Best Companies to Work For® for 18 consecutive years.

Diversity, Equity and Inclusion

We embrace diversity and collaboration in our workforce, our ways of thinking, and our business experiences. As part of our investment in our people, we strive to make diversity, equity and inclusion (“DE&I”) a priority. Our goal is to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. By recognizing and celebrating our differences, we aim to cultivate an environment that is inclusive and represents our core values and mission. As a part of this mission, in fiscal 2020, we created and launched our DE&I Task Force to obtain a better understanding of how our Company can improve its practices relating to diversity, equity, and inclusion.

You can learn more about our DE&I efforts at investor.containerstore.com/corporate-social-responsibility. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Health and Safety

As a result of the COVID-19 pandemic, the Company has implemented strict health and safety protocols across our stores, distribution centers and home office to safeguard our employees and customers. These measures include intensive and frequent scheduled cleaning procedures, adding sanitizing stations in our stores for employees and customers, and providing our in-store employees with face masks and other protective equipment. Precautionary health and sanitization measures, including frequent hand washing and cleaning, employees wearing masks, taking of temperatures before beginning work, installing plexiglass shields at point of sale locations and social distancing are in strict effect in these locations. The Company will continue to monitor the situation and follow guidance from the Centers for Disease Control and Prevention and local, state, and federal health officials, and intends to reassess or adjust its policies accordingly.

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

Our top priorities are to develop policies and efforts that focus on the environment, social responsibility and our employees, respect for human rights and ethics. Our contribution to a sustainable society is to reduce environmental impacts of our products at each stage of development. Our Elfa-manufactured products, which contributed approximately 28% of our fiscal year 2020 retail sales, are largely made from recycled materials and Elfa has a robust sustainability program in place. Additionally, we desire to progress towards a fair, healthy and safe workplace, while creating work environment policies that promote diversity, equality and inclusion. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our shareholders. We are proud of our focus on promoting human rights across our operations – from our supply chain to our products – and are committed to build our business on a foundation of ethics.

You can learn more about our commitment to sustainability at investor.containerstore.com/corporate-social-responsibility. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Distribution

In the TCS segment, all of our merchandise flows through one of our two distribution centers prior to transport to our retail stores and/or online customers. Our first distribution center is co-located with our corporate office in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The

Container Store and is comprised of approximately 100,000 square feet of corporate office space and approximately 1 million square feet of warehouse space. Our second distribution center located in Aberdeen, Maryland became fully operational in fiscal 2019 and is approximately 600,000 square feet, comprised primarily of warehouse space.

Our distribution centers are utilized for retail store replenishment and direct-to-customer order fulfillment. We utilize third party truckload carriers to transport all of our products to our stores and major parcel carriers for direct-to-customer order deliveries. We utilize best in class logistics technology to optimize operations and current processes for receiving, picking, packing and shipping while providing a strong foundation for future growth. We continue to strengthen our distribution centers with ongoing process and material handling improvements, as well as automation, in order to achieve even greater efficiencies in service levels and inventory management.

Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. The opening of our second distribution center, in fiscal 2019, improved service levels to our customers while at the same time improving our supply chain and distribution costs. We also continue to invest in supply chain system enhancements for increased logistics network support.

Elfa utilizes a broad network of third-party carriers to deliver products from its manufacturing facilities to customers worldwide.

Our distribution centers have been impacted by the COVID-19 pandemic. As a result of our temporary store closures and reduced store operations in the first quarter of fiscal 2020, we have seen a significant shift in customer trends from shopping in our stores to purchasing online. The increased online purchasing resulted in delays in order processing, driving an increase in distribution labor needs in both facilities. With employee safety as our #1 priority, our distribution centers follow all recommended guidelines from the Centers for Disease Control and Prevention. This includes temperature and symptom checks at the start of all shifts, social distance measures (work area separation), face mask requirements, sanitizing supplies throughout both facilities, scheduled deep cleaning/sanitizing multiple times per week and continuous communication around frequent hand washing. We will continue to follow local, state and federal guidelines to ensure the safety of our employees.

Intellectual Property

Our “The Container Store®,” “Contain Yourself!®,” “Foundation Principles®,” “POP! Perfectly Organized Perks®,” “Laren®,” “Avera®,” “Contained Home®,” and “elfa®” trademarks and certain variations thereon, such as our “The Container Store” logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including “www.containerstore.com,” “www.whatwestandfor.com” and others that include our trademarks. We own several elfa® utility and design patents protecting Elfa’s closet and shelving systems, and a utility patent for TCS’s proprietary retail shopping computer systems, design patents on select private label products, along with copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

Competition

We operate within the storage and organization category which extends across many retail segments including custom closets, housewares, and office supplies, among others. However, we are the only national retailer solely devoted to it. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet-based retailers, but they devote a smaller portion of their overall merchandise assortment to storage and organization. One of our biggest differentiators is that we sell solutions, not items. Some of our competitors are larger and may have greater financial, marketing and other resources than The Container Store. However, we compete based on our customer service, product selection and quality, price, convenience, consumer marketing and promotional activities, and our ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. In addition, we believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of our product assortment compare favorably to those of our competitors.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday season shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. As such, our business has historically realized greater leverage on our selling, general and administrative expenses during our fiscal fourth quarter. In fact, over half of our adjusted net income has historically been derived in the fiscal fourth quarter. For more information regarding our use of adjusted net income, and a reconciliation of adjusted net income to the generally accepted accounting principles financial measure of net income, see “Item 7. Management’s Discussion and Analysis”.

Regulation and Legislation

We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, safety regulations, environmental and other laws, including tax and trade policies and consumer protection regulations, such as the Consumer Product Safety Improvement Act of 2008, that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws. Any legal or regulatory changes that impose additional restrictions or requirements on us or on our potential customers, such as the imposition of potential additional tariffs or retaliatory trade restrictions in connection with U.S. trade actions, could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our vendor compliance agreements mandate compliance with applicable law, including these laws and regulations.

As result of the COVID-19 pandemic, the Company has been monitoring guidance from the Centers for Disease Control and Prevention and local, state, and federal health officials, as well as local, state and federal mandates, and intends to continue to follow recommended mandates and protocols while operating its business.

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

Our Investor Relations Department can be contacted at The Container Store Group, Inc., 500 Freeport Parkway, Coppell, TX 75019-3863, Attention: Investor Relations; telephone: 972-538-6504; email:InvestorRelations@containerstore.com

ITEM 1A. RISK FACTORS

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

Store Operations and Infrastructure Risks

The COVID-19 pandemic has led to disruption of our store operations and has had a significant and continuing impact on our results of operations, financial position and cash flows.

The COVID-19 pandemic continues to affect the U.S. and world. The pandemic significantly affected our business operations in fiscal 2020, and continues to negatively impact our business. It is not possible to predict the ultimate impact of the COVID-19 pandemic as the situation is continuing to evolve. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store traffic and the shift to contactless curbside click and pick-up service and limited in-store appointments at select stores, which adversely affected our business, results of operations and financial condition in the first quarter of fiscal 2020. Since the second quarter of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations. We will continue to review local, state, and federal mandates related to COVID-19, which may require us to adjust our operations in response to revised governmental mandates. There can be no assurance that the continuation of the COVID-19 pandemic will not materially impact our future business operations.

There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to close some or all of our stores again in the future, or as to how long any such closure would last. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. Should there be further widespread store disruptions due to the COVID-19 pandemic, there can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, will be successful. During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11.9 million of certain cash lease payments, of which approximately $4.7 million remains deferred as of April 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties. We expect to make repayments of approximately $4.7 million primarily in fiscal 2021.

Our distribution centers are open and operational, however, any future governmental mandates or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers. This would complicate or prevent our fulfilling of online orders, and disrupt the operations of our stores by preventing our ability to supply merchandise to our stores.

Our customers may have been, and may continue to be, negatively affected by layoffs or work reductions as a result of the global economic downturn caused by COVID-19, which may have negatively impacted, and could continue to negatively impact demand for our products as customers delay or reduce discretionary purchases. Any significant reduction in customer visits to and spending at our stores, caused directly or indirectly by COVID-19 would continue to result in a loss of revenue and profits and could result in other material adverse effects.

Our liquidity could be negatively impacted if conditions worsen for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Depending on the impact of the crisis, further actions may be required to improve the Company's cash position and capital structure. Concerns over the economic impact of the COVID-19 pandemic have caused and could again cause extreme volatility in financial and capital markets, which could adversely impact our stock price and may materially adversely affect our ability to access capital markets.

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

We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas and our second distribution center in Aberdeen, Maryland. Our stores are leased from third parties and generally have an initial term of 10 to 15 years. Many of our lease agreements also have additional five-year renewal options and certain leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional lease payments based on a percentage of sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating lease payment provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

●	requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing our operating profitability;
●	increasing our vulnerability to general adverse economic and industry conditions; and
●	limiting our flexibility in planning for, or reacting to changes in, our business or the industry in which we compete.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as the COVID-19 pandemic, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. We historically have realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. In fact, over half of our adjusted net income has historically been derived in the fiscal fourth quarter. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Our costs may increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.

Increases in our costs that are beyond our control, including items such as increases in commodity prices for raw materials that are directly or indirectly related to the production and distribution of our products, such as the prices of steel, oil, resin and pulp, increases in fuel and transportation costs, including shipping surcharges, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, including the potential for increased insurance premiums, medical claim costs and worker’s compensation claim costs and increased incremental costs of doing business as a result of the COVID-19 pandemic, increases in postage and media costs, higher tax rates, and the cost of compliance with changes in laws and regulations, including accounting standards, may negatively impact our financial results.

Information Technology Risks

If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.

We sell merchandise over the Internet through our website, www.containerstore.com, and through mobile applications for smart phones and tablets. In fiscal 2020, our website and mobile site accounted for approximately 34% of TCS net sales. We are vulnerable to certain risks and uncertainties associated with our e-commerce websites, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues for upgrades of our website software, computer viruses, changes in applicable federal and state regulations, security breaches, and consumer privacy concerns. The failure of our website or mobile applications to perform as expected could result in disruptions and additional costs to our operations and make it more difficult for customers to purchase merchandise online, which could adversely affect our results of operations and reputation.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-customer operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from various natural disasters including earthquakes, tornadoes, hurricanes, fires, floods, as well as other unexpected events, such as pandemics, civil unrest, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events results in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in deductibles and repairing any damage beyond our applicable insurance coverage.

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

The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

●	discontinue selling merchandise to us;
●	enter into exclusivity arrangements with our competitors;
●	sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;
●	raise the prices they charge us;

●	change payment terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;
●	lengthen their lead times; or
●	initiate or expand sales of storage and organization products to retail customers directly through their own stores, catalogs or on the internet.

We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Adverse market and economic events, such as the economic downturn caused by the COVID-19 pandemic, could impair our ability to obtain merchandise in sufficient quantities from these vendors. Such events include difficulties or problems associated with our vendors' business, finances, labor, ability to export or import, production, insurance and reputation, which our vendors are currently facing due to the COVID-19 pandemic. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, and we may not be able to find similar merchandise with the same terms from larger vendors. The receipt of products sourced from areas impacted by the COVID-19 pandemic has been and may continue to be slowed or disrupted, which could further impact our ability to merchandise in sufficient quantities.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2020, we purchased merchandise from approximately 650 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

Our business depends upon the successful operation of our distribution centers, as well as our ability to fulfill orders and to deliver our merchandise to our customers in a timely manner. We currently handle merchandise distribution for all of our stores from two facilities, one in Coppell, Texas, a suburb of Dallas, Texas, and the second in Aberdeen, Maryland. We use independent third-party transportation companies as well as leased trucks to deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution centers or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, temporary or government-mandated closures, or other causes, including health epidemics or pandemics such as COVID-19, could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

We are subject to duties, tariffs and quotas associated with our dependence on foreign imports for our merchandise.

During fiscal 2020, including purchases for Elfa which represented approximately 21% of our purchases, we purchased approximately 56% of our merchandise from vendors located outside the United States (including approximately 33% from vendors located in China) and approximately 44% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis.

Many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods that we may import into the United States. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of income tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. For example, in recent years, tariffs were imposed on many items sourced to the U.S. from China, including products and raw materials imported into the U.S., and the Chinese government has imposed retaliatory tariffs on U.S. manufactured goods. As a result, we continually evaluate the impact of enacted tariffs, along with any potential additional tariffs or retaliatory trade restrictions implemented by other countries. These tariffs could adversely affect our customer sales by causing potential delays in product received from our vendors, cost of goods sold and results of operations. We may not be able to fully or substantially mitigate the impact of such tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, surcharges, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, health epidemics or pandemics such as COVID-19, and economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

An interruption or delay in supply from our foreign sources, or the imposition of additional duties, surcharges, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured.

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

We rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, health epidemics or pandemics, such as COVID-19, which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. Our reputation for providing a high level of customer service is dependent on such third-party transportation providers to timely deliver our products. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers, which in turn would increase our costs.

Consumer Behavior Risks

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic and political conditions, and consumer perceptions of personal well-being and security, including health epidemics or pandemics, such as the COVID-19 pandemic. For example, demand for certain of our products has decreased as a result of the economic impact of the COVID-19 pandemic, and a decrease in home purchases as a result of the pandemic or otherwise may lead to further decreased consumer spending on home-related products. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.

Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers’ preferences. Our buying team is primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers.

We also attempt to create an aesthetically pleasing and convenient shopping experience, including on our website. If we are not successful in creating an aesthetically pleasing and convenient shopping experience we may lose customers or fail to obtain new customers.

If we do not succeed in introducing and sourcing new products that consumers want to buy or maintaining good relationships with our vendors, or are unable to provide an aesthetically pleasing and convenient shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, which would adversely impact our business, financial condition and results of operations.

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

In addition, we must manage our merchandise in stock and inventory levels to track consumer demand. As a result of the volatility in consumer demand caused by COVID-19, the Company adjusted inventory purchases consistent with customer demand in fiscal 2020. Much of our merchandise requires that we provide vendors with significant ordering lead time, frequently before market factors are known. In addition, the nature of our products requires us to carry a significant amount of inventory prior to peak selling seasons. If we are not able to anticipate consumer demand for our different product offerings, or successfully manage inventory levels for products that are in demand, we may experience and have experienced:

●	back orders, order cancellations and lost sales for products that are in high demand for which we did not stock adequate inventory; and
●	overstock inventory levels for products that have lower consumer demand, requiring us to take markdowns or other steps to sell slower moving merchandise.

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

We also face competition from other internet-based retailers, and traditional store-based retailers. This results in increased price competition and customer selection of similar products.

In addition, we must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. We may need to purchase new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others. This may result in increased costs and may not succeed in increasing sales or attracting customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Our vendors may sell similar or identical products to our competitors, which could harm our business.

Although many of our products are sold by our vendors only to The Container Store, products related to the majority of our non-elfa® sales are not sold to us on an exclusive basis. Of the non-elfa® products that we purchase on an exclusive basis, none of these products are sold pursuant to agreements with exclusivity provisions. As a result, most of our vendors have no obligation to refrain from selling similar or identical products to our competitors, some of whom purchase products in significantly greater volume, or entering into exclusive arrangements with other retailers that could limit our access to their products. Our vendors or influencers could also initiate or expand sales of their products through their own stores or through the Internet to the retail market and therefore compete with us directly or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

Brand Reputation Risks

Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

We believe that the brand image we have developed has contributed significantly to the success of our business to date. We also believe that protecting The Container Store brand is integral to our business and to the implementation of our strategies for expanding our business. Our brand image may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, catalog mailings, online sales and employee training. Our brand image may be further diminished if new products fail to maintain or enhance our distinctive brand image. Furthermore, our reputation could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image or reputation, some of which may be beyond our ability to control, such as the effects of negative publicity regarding our vendors or influencers. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

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

As of April 3, 2021, we had total outstanding debt of $174.8 million and an additional $109.1 million of availability under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and the 2019 Elfa revolving credit facilities (the “2019 Elfa Revolving Facilities”). Our senior secured term loan facility with JPMorgan Chase bank, N.A. (the “Senior Secured Term Loan Facility”), which matures January 31, 2026, represented $174.5 million of the total outstanding debt.

We may incur additional indebtedness in the future. Our high degree of leverage could have important consequences to us, including:

●	exposing us to the risk of increased interest rates as our borrowings under our current debt facilities are at variable rates;
●	making it more difficult for us to make payments on our debt;
●	limiting our ability to pay future dividends;
●	increasing our vulnerability to downturns in our business, the storage and organization retail industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	requiring us to comply with financial and operational covenants as well as leverage covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;
●	preventing us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings; and
●	placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

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

During fiscal 2020, approximately 79% of our merchandise, based on cost of merchandise purchased, was manufactured abroad. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. The TCS segment purchases all products from the Elfa segment in Swedish krona. Approximately 19% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2020 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2020, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income by approximately $1.5 million.

We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We primarily depend on cash flow from operations, the Revolving Credit Facility (as defined above), and the 2019 Elfa Revolving Facilities (as defined above), to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

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

Changes to global financial markets, including the use of benchmark interest rates, may make it difficult for us to predict our future interest expenses.

In March 2021, the U.K. Financial Conduct Authority announced that it will no longer require panel banks to submit quotes for LIBOR settings other than overnight and 12-month U.S. dollar LIBOR after December 31, 2021, and will no longer require panel banks to submit quotes for any U.S. dollar LIBOR settings after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate, or “SOFR”, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In the fourth quarter of 2020, U.S. regulators issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable or by December 31, 2021. At this time, it is not possible to definitively predict the effect of any changes to LIBOR or any establishment of alternative benchmark rates, including SOFR. Our Senior Secured Term Loan Facility and Revolving Credit Facility provide that in the event LIBOR rates are no longer available, we and our lenders will negotiate in good faith to adopt a replacement benchmark rate and an applicable margin for borrowings based on such replacement benchmark rate. We may incur increased interest expense using any such replacement benchmark rates, which could have an adverse effect on us, including our costs of funds, access to capital markets and financial results.

Human Resources Risks

We depend on key executive management.

We depend on the leadership and experience of our key executive management, and appointed a new president and chief executive officer, effective on February 1, 2021. If we do not effectively manage the transition of our Company’s leadership, our business may be adversely affected. The loss of the services of any of our executive management members, whether in a planned transition or otherwise, could also disrupt our business. As there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace departing personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

If we are unable to find, train and retain key personnel, including new employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including general managers and store managers, who understand and appreciate our customers, products, brand and corporate culture, and are able to adequately and effectively represent our culture and establish credibility with our customers. If we are unable to attract, train and retain employees in the future, including after a temporary furlough, we may not be able to serve our customers effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as we have in the past. We hire personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer. There is a high level of competition for experienced, qualified personnel in the retail industry and we compete for personnel with a variety of companies looking to hire for retail positions. Our growth plans could strain our ability to staff our new stores, particularly at the store manager level, which could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business performance and brand image.

Organized labor activities could cause labor relation issues and higher labor costs.

As of April 3, 2021, approximately 58% of Elfa’s employees (approximately 5% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

None of our U.S.-based employees are currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

Regulatory, Legal and Accounting Risks

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our vendor compliance agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

As a result of the COVID-19 pandemic, the Company has been monitoring guidance from the Centers for Disease Control and Prevention and local, state, and federal health officials, as well as local, state and federal mandates, and intends to continue to follow recommended mandates and protocols while operating its business.

Our total assets include intangible assets with an indefinite life, including goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges that could adversely affect our results of operation.

We make certain estimates and projections in connection with impairment analyses for these long-lived assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”), and ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). We also review these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying amount of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

As of our annual impairment testing date of December 27, 2020, we determined that there was no impairment of goodwill or trade names. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

We may be subject to fluctuations in our tax obligations, and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our operating results.

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

Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates, such as the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods. During fiscal 2020, we implemented applicable benefits of the CARES Act, which included the deferral of approximately $5.2 million of employer payroll taxes and the recording of an employee retention credit of approximately $1.0 million.

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

We may provide public guidance on our expected operating and financial results for future periods, including sales and earnings per share. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results have not always been and may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty or when there are periods of severe weather. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act. Certain existing holders of a majority of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In 2018, we filed a registration statement on Form S-3 under which certain of our shareholders may sell, from time to time, up to 32,492,421 shares of our common stock that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. For example, in fiscal 2020, Leonard Green and Partners, L.P. sold 12,172,538 shares.

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

We are required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and our management is therefore required to provide an annual report on the effectiveness of our internal control over financial reporting for that purpose. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As such, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our shareholders. These include:

●	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
●	a provision for a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
●	the removal of directors only for cause;
●	no provision for the use of cumulative voting for the election of directors;
●	limiting the ability of shareholders to call special meetings;
●	requiring all shareholders’ actions to be taken at a meeting of our shareholders (i.e., no provision for shareholder action by written consent); and
●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

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

General Risks

Our common stock price may be volatile or may decline.

The market price for our common stock has been and may be volatile in the future. As a retailer, our results are significantly affected by various factors which can significantly affect our stock price, many of which are outside of our control, including the following:

●	quarterly variations in our operating results compared to market expectations;
●	changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;
●	announcements of new products or significant price reductions by us or our competitors;
●	size of the public float;
●	stock price performance of our competitors;
●	default on our indebtedness;
●	actions by competitors or other shopping center tenants;
●	changes in senior management or key personnel;
●	changes in financial estimates by securities analysts;
●	negative earnings or other announcements by us or other retail home goods companies;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	weather conditions, particularly during the holiday season and our Annual elfa® Sale;
●	natural disasters or other similar events, including health epidemics or pandemics, such as the COVID-19 pandemic;
●	issuances or expected issuances of common stock; and
●	global economic, legal and regulatory factors unrelated to our performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all of our 93 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for minimum operating lease payments, typically including escalating lease payments. Further, certain leases also include lease payments that are based on a percentage of sales. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of April 3, 2021 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Massachusetts	3	Oregon	1
Arkansas	1	Michigan	2	Pennsylvania	2
California	13	Minnesota	1	Rhode Island	1
Colorado	3	Missouri	1	Tennessee	2
Delaware	1	Nebraska	1	Texas	13
Florida	6	Nevada	1	Utah	1
Georgia	3	New Jersey	4	Virginia	4
Illinois	5	New Mexico	1	Washington	2
Iowa	1	New York	5	Wisconsin	1
Indiana	1	North Carolina	2	District of Columbia	1
Kansas	1	Ohio	3
Maryland	1	Oklahoma	1	Total	93

As previously announced on April 6, 2020, the COVID-19 outbreak led to the temporary closure of all stores to in-store traffic in the first quarter of fiscal 2020. During the temporary closure of all stores, the Company shifted to offering contactless curbside pick-up and in-store appointments for limited customers at a time in select locations as permitted by local regulations. Since the second quarter of fiscal 2020 and through the end of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations.

We lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options. We also lease approximately 600,000 square feet of space in Aberdeen, Maryland for our second distribution center, which became fully operational in fiscal 2019 for our TCS segment. The term for this lease expires in November 2029.

Elfa leases its approximately 9,000 square foot group headquarters in Malmö, Sweden. In addition, Elfa owns three manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), and Koszalin, Poland (approximately 100,000 square feet). The Elfa manufacturing facility in Lahti, Finland (approximately 60,000 square feet) was closed in fiscal 2017 and sold in fiscal 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Information about our Executive Officers

Name	Age	Position(s)
Executive Officers:
Melissa Reiff	66	Chairwoman of the Board
Satish Malhotra	45	Chief Executive Officer and President
Jeffrey A. Miller	49	Chief Financial Officer
Melissa Collins	54	Chief Marketing Officer
John Gehre	51	Chief Merchandising Officer
Dhritiman Saha	49	Chief Information Officer

Melissa Reiff has served on our Board of Directors since August 2007 (and on the Board of Directors of The Container Store, Inc. since February 2006) and as our Chairwoman of the Board since August 2019. Previously, Ms. Reiff served as our Chief Executive Officer from July 2016 and President from August 2019 until her retirement from these roles in February 2021. Ms. Reiff served as our President and Chief Operating Officer from March 2013 to July 2016, and as our President from 2006 to July 2016. Ms. Reiff joined The Container Store in 1995 as Vice President of Sales and Marketing, and assumed the role of Executive Vice President of Stores and Marketing in 2003. She is a member of the International Women’s Foundation and C200, an organization of leading women in business dedicated to fostering growth and increasing opportunities for women entrepreneurs and corporate leaders worldwide. Ms. Reiff has served on the Board of Directors of Etsy since April 2015, where she is also a member of the compensation committee, and on the Board of Directors of Cricut Inc. since 2021, where she is also a member of the audit committee. She also serves on Southern Methodist University’s Cox School of Business Executive Board and is a sustaining member of the Junior League of Dallas. Ms. Reiff was honored with the 2012-2013 SMU Cox School of Business Distinguished Alumna award. Ms. Reiff was selected to our Board of Directors because she possesses particular knowledge and experience in retail, marketing, merchandising, operations, communication and leadership.

Satish Malhotra has served as our President and Chief Executive Officer since February 2021. For the previous 21 years, Mr. Malhotra held various leadership roles at prestige beauty retailer Sephora Americas, most recently as Chief Retail Officer and Chief Operating Officer from 2019 until his departure. Prior to that role, Mr. Malhotra served as Chief Operating Officer from 2016 to 2019 and was responsible for Technology, Supply Chain, Store Development, Legal, Strategy and Partnerships, including the Sephora inside JCPenney (SiJCP) business. He also spent several years overseeing Sephora’s expansion into Canada and Latin America. Before joining Sephora, Mr. Malhotra was a Transaction Services Senior Associate at PwC. Mr. Malhotra received his Bachelor of Science in Business Administration from the Haas School of Business at the University of California, Berkeley. Mr. Malhotra also holds an inactive Certified Public Accountant’s license from the State of California. The Company believes Mr. Malhotra is qualified to serve on the Board due to his extensive leadership experience in the retail industry and his operational expertise, including in the areas of in-store experience, store development, technology, supply chain and finance.

Jeffrey A. Miller has been with The Container Store since August 2013 and has served as our Chief Financial Officer since August 2020. Mr. Miller is responsible for the business areas of Finance, Accounting, Real Estate, Information Security, Procurement and Internal Audit. Previously, Mr. Miller served as our Vice President and Chief

Accounting Officer. Prior to joining The Container Store, Mr. Miller was at FedEx Office for over 10 years and served in a variety of roles with increasing responsibility, progressing to Vice President and Controller from 2008 until his departure. Mr. Miller began his career as an auditor with Arthur Andersen and Ernst & Young. He brings over 25 years of accounting and finance experience to the Chief Financial Officer role. Mr. Miller is a graduate of The University of Arkansas with a bachelor’s degree in Accounting. Mr. Miller is a Certified Public Accountant.

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

John Gehre has served as our Chief Merchandising Officer since August 2019 and, prior to that, as Executive Vice President of Merchandising and Planning since May 2018, with responsibility for product assortment, inventory allocation, global sourcing initiatives and private label strategy. Prior to joining The Container Store, Mr. Gehre served as the Vice President of General Merchandise, Global Sourcing, and Front End from February 2007 to January 2018 at H-E-B, an American supermarket chain. Mr. Gehre previously gained experience in merchandise planning, product development, omnichannel marketing, and supply chain with BJ’s Wholesale, Linens ‘n Things, Saks Fifth Avenue and Federated.

Dhritiman Saha joined The Container Store as our Executive Vice President and Chief Information Officer in May 2021, bringing more than 27 years of expertise in P&L, leading and managing multi-billion dollar ecommerce transformation & growth, digital marketing, subscription business, omnichannel customer experience, technology and global operations. Prior to joining The Container Store, Mr. Saha served as the Chief Digital Officer at GameStop from February 2021 to April 2021 and led e-commerce business, digital marketing & customer experience, online assortment expansion, digital and omnichannel technology & product management. Prior to GameStop, Mr. Saha served as Global Chief Customer and Digital Officer at Bodybuilding.com from December 2018 to February 2020 and as Senior Vice President of Digital for JCPenny from April 2014 to December 2018. Throughout Mr. Saha’s extensive career, he has also served in a variety of leadership roles driving technology and omnichannel business transformation at other chain retailers such as Target and Kohls. Mr. Saha received his MBA from Johns Hopkins University and completed his bachelors degree in Electronics and Telecommunications Engineering in Jalandhar, India.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades on The New York Stock Exchange (“NYSE”), under the symbol “TCS.”

The number of stockholders of record of our common stock as of May 28, 2021 was 52. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

For a discussion of the Company’s results of operations for Fiscal 2018, including a year-to-year comparison between Fiscal 2018 and Fiscal 2019, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of the Company’s Annual Report on Form 10-K for Fiscal 2019, filed with the SEC on June 17, 2020.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while championing the enriching benefits of living an organized life.

Our operations consist of two operating segments:

●	The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our installation services business. As of April 3, 2021, we operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site, and call center. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center in Aberdeen, Maryland, became fully operational in fiscal 2019.
●	Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition. We also saw a significant increase in website-generated sales, including direct-to-customer shipping as well as our curbside pick-up. Since the second quarter of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations. As a result, website-generated sales during the remaining quarters of fiscal 2020 moderated in comparison to the first quarter as customers began shifting back to purchasing in-store. We will continue to monitor local, state, and federal mandates related to COVID-19, which may require us to adjust our operations in response to revised governmental mandates. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health during the pandemic.

In the fourth quarter of fiscal 2019, the company drew down $50,000 under its Revolving Credit Facility as a proactive measure in light of the COVID-19 pandemic, resulting in an outstanding balance of $78,000, which the Company paid down in the first three quarters of fiscal 2020. In the first quarter of fiscal 2020, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain other employees, due to COVID-19. During fiscal 2020, the majority of our furloughed employees returned and as of April 3, 2021, we no longer have furloughed employees and have returned temporarily reduced base salaries to their pre-COVID-19 levels. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures.

Furthermore, the CARES Act was signed into law in response to the COVID-19 pandemic on March 27, 2020 and the Company has availed itself of the applicable benefits under the CARES Act. As such, we have deferred approximately $5,200 of employer payroll taxes as of April 3, 2021 and recorded an employee retention credit of approximately $1,000.

It is not possible to predict the ultimate impact of the COVID-19 pandemic as the situation is continuing to evolve. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, which may require us to adjust our operations in response to revised governmental mandates. There can be no assurance that the continuation of the COVID-19 pandemic will not materially impact our future business operations, results of operations, financial position and cash flows.

How we assess the performance of our business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, and selling, general and administrative expenses. In addition, we also review other important operating metrics including non-GAAP measures such as EBITDA, Adjusted EBITDA, and adjusted net income.

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

Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Net sales are historically higher in the fourth quarter due primarily to the impact of Our Annual elfa® Sale, which traditionally begins in late December and runs into February. During the first quarter of fiscal 2020, we experienced significant disruptions to our operations due to the COVID-19 pandemic. As such, we have seen a significant shift in customer trends from shopping in our stores to purchasing online. Online customer order intake substantially increased during fiscal 2020 as compared to the same period in fiscal 2019. For fiscal 2021, we expect online customer order intake to moderate as compared to fiscal 2020, as customers continue to shift back to purchasing in-store.

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

Selling, general and administrative expenses

Selling, general and administrative expenses include all operating costs not included in cost of sales, stock-based compensation, and pre-opening costs. For our TCS segment, these include payroll and payroll-related expenses, marketing expenses, occupancy expenses (which include operating lease expense, real estate taxes, common area maintenance, utilities, telephone, property insurance, and repairs and maintenance), costs to ship product from the distribution center to our stores, and supplies expenses. We also incur costs for our distribution center and corporate office operations. For our Elfa segment, these include sales and marketing expenses, product development costs, and all expenses related to operations at headquarters. Depreciation and amortization are excluded from both gross profit and selling, general and administrative expenses.

Selling, general and administrative expenses include both fixed and variable components and, therefore, are not directly correlated with net sales. The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with expected future store growth. Additionally, due to COVID-19, we incurred incremental costs from additional safety measures implemented in our stores, distribution centers, and corporate office as well as incremental compensation costs for emergency payments and increased hourly pay for distribution center employees. However, SG&A expenses in fiscal 2020 were significantly lower given the COVID-19 driven cost reductions implemented in the first quarter of fiscal 2020. We expect SG&A expenses to increase in fiscal 2021 as we return to normal operations.

Pre-opening costs

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including lease expenses, marketing expenses, travel and relocation costs, training costs, and certain corporate overhead costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations. In fiscal 2019, our significant investments related to the opening of the second distribution center were completed. In fiscal 2020, we opened one new store which reduced our pre-opening costs as compared to fiscal 2019. In fiscal 2021, we expect higher pre-opening costs as compared to fiscal 2020 related to one new store opening in calendar 2021 and another anticipated in early calendar 2022.

Comparable store sales

Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2020 and focused on net sales comparisons when evaluating the Company’s topline performance. We do not expect comparable store sales to be a key metric in fiscal 2021.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management, our Board of Directors and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. In addition, we use Adjusted EBITDA in connection with covenant compliance, executive performance evaluations, and to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility (defined below) and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance. For reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures.”

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

We define adjusted net income as net income before restructuring charges, charges related to the impact of COVID-19 on business operations, credits pursuant to the CARES Act, severance charges associated with COVID-19, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, charges incurred as part of the implementation of our Optimization Plan, charges associated with an Elfa manufacturing facility closure, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures.”

Adjustment for currency exchange rate fluctuations

Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also refers to the change in Elfa third party net sales after the conversion of Elfa’s net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate, which is a financial measure not calculated in accordance with GAAP. The Company believes the disclosure of the change in Elfa third party net sales without the effects of currency exchange rate fluctuations helps investors understand the Company’s underlying performance.

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended April 3, 2021, March 28, 2020 and March 30, 2019 expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Net sales	$990,088	$915,953	$895,093
Cost of sales (excluding depreciation and amortization)	419,611	382,488	371,410
Gross profit	570,477	533,465	523,683
Selling, general, and administrative expenses (excluding depreciation and amortization)	426,765	440,362	430,997
Stock-based compensation	7,823	3,110	2,846
Pre-opening costs	1,026	8,237	2,103
Depreciation and amortization	34,731	38,638	36,305
Other expenses	1,112	377	177
Loss (gain) on disposal of assets	16	(2)	(63)
Income from operations	99,004	42,743	51,318
Interest expense, net	17,268	21,541	27,275
Loss on extinguishment of debt	893	—	2,082
Income before taxes	80,843	21,202	21,961
Provision for income taxes	22,560	6,715	281
Net income	$58,283	$14,487	$21,680

Net income per common share — basic	$1.20	$0.30	$0.45
Net income per common share — diluted	$1.17	$0.30	$0.45

Weighted-average common shares — basic	48,537,883	48,819,783	48,139,929
Weighted-average common shares — diluted	49,712,637	48,964,564	48,400,407

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.4%	41.8%	41.5%
Gross profit	57.6%	58.2%	58.5%
Selling, general, and administrative expenses (excluding depreciation and amortization)	43.1%	48.1%	48.2%
Stock‑based compensation	0.8%	0.3%	0.3%
Pre‑opening costs	0.1%	0.9%	0.2%
Depreciation and amortization	3.5%	4.2%	4.1%
Other expenses	0.1%	0.0%	0.0%
Loss (gain) on disposal of assets	0.0%	(0.0)%	(0.0)%
Income from operations	10.0%	4.7%	5.7%
Interest expense, net	1.7%	2.4%	3.0%
Loss on extinguishment of debt	0.1%	—%	0.2%
Income before taxes	8.2%	2.3%	2.5%
Provision for income taxes	2.3%	0.7%	0.0%
Net income	5.9%	1.6%	2.4%
Operating data:
Number of stores at end of period (1)	93	93	92
Non‑GAAP measures (2):
Adjusted EBITDA (2)	$150,523	$90,771	$96,347
Adjusted net income (2)	$61,790	$14,777	$20,432
Adjusted net income per common share — diluted (2)	$1.24	$0.30	$0.42
(1)	In fiscal 2019, the Company operated a total of 93 store locations, of which 19 stores were temporarily closed for at least seven days of the fourth quarter, as a result of COVID-19, and therefore were not considered comparable. Since the second quarter of fiscal 2020 and through the end of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations.
(2)	We have presented Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below. For more information regarding our use of adjusted net income and adjusted net income per common share—diluted, and a reconciliation of adjusted net income and adjusted net income per common share—diluted to the GAAP financial measures of net income and diluted net income per common share, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below.

Fiscal 2020 compared to Fiscal 2019

Net sales

The following table summarizes our net sales for fiscal 2020 and fiscal 2019:

	April 3, 2021	% total	March 28, 2020	% total
TCS net sales	$923,083	93.2%	$852,349	93.1%
Elfa third party net sales	67,005	6.8%	63,604	6.9%
Net sales	$990,088	100.0%	$915,953	100.0%

Net sales in fiscal 2020 increased by $74,135, or 8.1%, compared to fiscal 2019. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2019	$915,953
Incremental net sales increase (decrease) due to:
All stores (including a $107,053, or 109.5%, increase in online sales)	53,000
53rd week impact	17,734
Elfa third party net sales (excluding impact of foreign currency translation)	(1,448)
Impact of foreign currency translation on Elfa third party net sales	4,849
Net sales for fiscal 2020	$990,088

The Company’s consolidated net sales for fiscal 2020 increased $74,135, or 8.1%, compared to fiscal 2019, inclusive of the $17.7 million impact from the 53rd week in fiscal 2020. TCS net sales increased $70,734, or 8.3%, with other product categories up 10.4%, contributing 550 basis points of the increase, and Custom Closets up 5.9%, contributing 280 basis points. Our online sales increased 109.5% compared to fiscal 2019. Elfa third party net sales increased $3,401, or 5.3%, in fiscal 2020. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both fiscal 2020 and fiscal 2019, Elfa third party net sales decreased $1,448, or 2.2%. TCS and Elfa net sales were negatively impacted by COVID-19 during the first quarter of fiscal 2020.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company does not believe that comparable store sales is a meaningful metric to present for fiscal 2020.

Gross profit and gross margin

Gross profit in fiscal 2020 increased by $37,012, or 6.9%, compared to fiscal 2019. The increase in gross profit was primarily the result of increased consolidated net sales, partially offset by a decrease in consolidated gross margin. The following table summarizes gross margin for fiscal 2020 and fiscal 2019 by segment and in total. The segment margins include the impact of intersegment sales from the Elfa segment to the TCS segment:

	April 3, 2021	March 28, 2020
TCS gross margin	56.1%	57.4%
Elfa gross margin	40.9%	37.8%
Total gross margin	57.6%	58.2%

TCS gross margin decreased 130 basis points during fiscal 2020, primarily due to increased shipping costs as a result of a higher mix of online sales, partially offset by a favorable mix of higher margin product and service sales. Elfa segment gross margin increased 310 basis points, primarily due to lower direct material costs, favorable customer and product sales mix and production efficiencies. On a consolidated basis, gross margin decreased 60 basis points, primarily due to the decline in TCS gross margin during fiscal 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2020 decreased by $13,597, or 3.1%, compared to fiscal 2019. As a percentage of consolidated net sales, selling, general and administrative expenses decreased by 500 basis points. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2020 and fiscal 2019 by segment and in total:

	April 3, 2021	March 28, 2020
	% of Net sales	% of Net sales
TCS selling, general and administrative	40.2%	44.8%
Elfa selling, general and administrative	2.9%	3.3%
Total selling, general and administrative	43.1%	48.1%

TCS selling, general and administrative expenses decreased by 460 basis points as a percentage of consolidated net sales. The decrease was primarily due to reduced spending in payroll and marketing, combined with leverage on occupancy costs due to higher sales in fiscal 2020. Elfa selling, general and administrative expenses decreased by 40 basis points as a percentage of consolidated net sales primarily due to ongoing savings and efficiency efforts.

Stock-based compensation

Stock-based compensation increased to $7,823 in fiscal 2020 from $3,110 in fiscal 2019. The increase was primarily due to liability accounting for a portion of performance awards that were significantly impacted by increases in our stock price during fiscal 2020 combined with the acceleration of expense for awards made to certain executives under employment agreements whose service periods expired in the fourth quarter of fiscal 2020. The increase was also impacted by fiscal 2020 performance awards that were achieved at the maximum level.

Pre-opening costs

Pre-opening costs decreased by $7,211, or 87.5%, in fiscal 2020 to $1,026, as compared to $8,237 in fiscal 2019. The decrease is primarily related to $7,247 of net costs associated with the opening of the second distribution center in fiscal 2019. We opened one store in fiscal 2020, and we opened two stores, including one relocation, in fiscal 2019.

Other expenses

Other expenses were $1,112 in fiscal 2020 as compared to $377 in fiscal 2019. The increase was primarily due to severance costs associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

Interest expense and loss on extinguishment of debt

Interest expense decreased by $4,273, or 19.8%, in fiscal 2020 to $17,268, as compared to $21,541 in fiscal 2019. The decrease is primarily due to lower interest rates, combined with a lower principal balance on the Senior Secured Term Loan Facility (as defined below). On November 25, 2020, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. The Seventh Amendment amended the Senior Secured Term Loan Facility to, among other things, allow the applicable interest rate margin to remain at 4.75% for LIBOR loans and 3.75% for base rate loans. The Company paid down $47,172 on the Senior Secured Term Loan Facility in conjunction with the Seventh Amendment. The Company expects to incur less interest expense in fiscal 2021 than it incurred in fiscal 2020.

Additionally, as a result of the Seventh Amendment, the Company recorded $893 of loss on extinguishment of debt in fiscal 2020.

Taxes

The provision for income taxes in fiscal 2020 was $22,560 as compared to $6,715 in fiscal 2019. The effective tax rate for fiscal 2020 was 27.9%, as compared to 31.7% in fiscal 2019. The decrease in the effective tax rate is primarily due to the impact of discrete items on higher pre-tax income in fiscal 2020.

Non-GAAP Financial Measures

Adjusted net income, adjusted net income per diluted share, EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management and the Company’s board of directors, to assess its financial performance. See “How we assess the performance of our business” above for further information.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019

Net income	$58,283	$14,487	$21,680
Depreciation and amortization	34,731	38,638	36,305
Interest expense, net	17,268	21,541	27,275
Income tax provision	22,560	6,715	281
EBITDA	132,842	81,381	85,541
Pre-opening costs (a)	1,026	8,237	2,103
Non-cash lease expense (b)	4,147	(2,169)	(1,327)
Stock-based compensation (c)	7,823	3,110	2,846
Management transition costs (d)	1,200	—	—
Loss on extinguishment of debt (e)	893	—	2,082
Foreign exchange losses (gains) (f)	200	(167)	60
Optimization Plan implementation charges (g)	—	—	4,864
Elfa France closure (h)	—	402	—
Employee retention credit (i)	(1,028)	—	—
COVID-19 costs (j)	2,266	—	—
Severance and other costs (credits) (k)	1,154	(23)	178
Adjusted EBITDA	$150,523	$90,771	$96,347
(a)	Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which approximately $4,700 remains deferred as of April 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties. In fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.
(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(d)	Costs related to the transition of key executives including signing bonus and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in December 2020 and September 2018, which we do not consider in our evaluation of our ongoing operations.
(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(g)	Charges incurred to implement our four-part optimization plan to drive improved sales and profitability (the “Optimization Plan”), which include certain consulting costs recorded in selling, general and administrative expenses (“SG&A”), cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.
(h)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.
(i)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense, which we do not consider in our evaluation of ongoing performance.
(j)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(k)	Severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

A reconciliation of the GAAP financial measures of net income and net income per common share—diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019

Numerator:
Net income	$58,283	$14,487	$21,680
Gain on disposal of real estate (a)	—	—	(374)
Management transition costs (b)	1,200	—	—
Loss on extinguishment of debt (c)	893	—	2,082
Elfa France closure (d)	—	402	—
Optimization Plan implementation charges (e)	—	—	4,864
Employee retention credit (f)	(1,028)	—	—
COVID-19 costs (g)	2,266	—	—
Severance (h)	1,111	—	—
Taxes (i)	(935)	(112)	(7,820)
Adjusted net income	$61,790	$14,777	$20,432
Denominator:
Weighted-average common shares outstanding — diluted	49,712,637	48,964,564	48,400,407

Net income per common share — diluted	$1.17	$0.30	$0.45
Adjusted net income per common share — diluted	$1.24	$0.30	$0.42
(a)	Gain recorded as a result of the sale of a building in Lahti, Finland in fiscal 2018, recorded in Loss (gain) on disposal of assets, which we do not consider in our evaluation of ongoing performance.
(b)	Costs related to the transition of key executives including signing bonus and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(c)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in December 2020 and September 2018, which we do not consider in our evaluation of our ongoing operations.
(d)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.
(e)	Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in SG&A, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.
(f)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense, which we do not consider in our evaluation of ongoing performance.
(g)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.
(h)	Includes costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(i)	Tax impact of adjustments to net income that are considered to be unusual or infrequent tax items, the tax benefit recorded in the first quarter of fiscal 2018 as a result of a reduction in the Swedish tax rate, the tax benefit recorded in the third quarter of fiscal 2018 as a result of the finalization of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), and the tax impact related to the closure of Elfa France operations in the second quarter of fiscal 2019, all of which we do not consider in our evaluation of ongoing performance.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Historically, our business has realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter, attributable primarily to the impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February. Over half of our adjusted net income has historically been derived in the fiscal fourth quarter.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 110.0 million (approximately $12,617 as of April 3, 2021) 2019 Elfa revolving credit facility (the “2019 Original Revolving Facility” as further discussed under “2019 Elfa Senior Secured Credit Facilities” below), as our primary sources of liquidity.

Due to the uncertainty related to COVID-19, the Company took various actions to preserve its liquidity and increase its financial flexibility. In the fourth quarter of fiscal 2019, the Company drew down $50,000 under its Revolving Credit Facility as a proactive measure, resulting in an outstanding balance of $78,000, which the Company paid down in the first three quarters of fiscal 2020. We extended payment terms for most goods and services and renegotiated alternative terms for lease payments as well as other business contracts. In addition, we significantly reduced merchandise purchases and reduced or stopped discretionary spending across all areas of the business. As stores reopened and sales trends increased, we significantly increased merchandise purchases to align with sales trends. We also returned to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. The Company substantially reduced capital expenditures for fiscal 2020 as compared to fiscal 2019 with a primary focus on critical activities, such as maintenance capital and necessary technology investments. In fiscal 2021, we expect total capital expenditures to be approximately $47,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opening in calendar 2021 and another anticipated in early calendar 2022.

Our primary cash needs are for purchases of merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, other assets, accounts payable, operating lease liabilities, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our Custom Closet promotion, the holiday season, and Our Annual elfa® Sale. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities (as further discussed under “2019 Elfa Senior Secured Credit Facilities” below) will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital with favorable terms or at all.

At April 3, 2021, we had $17,687 of cash, of which $9,429 was held by our foreign subsidiaries. In addition, we had $96,467 of additional availability under the Revolving Credit Facility and approximately $12,617 of additional availability under the 2019 Elfa Revolving Facilities at April 3, 2021. There were $4,048 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Pursuant to the Tax Act, we were required to pay a one-time transition tax on earnings of certain foreign subsidiaries that was previously tax deferred. The Company finalized the provisional amount for the one-time transition tax in fiscal 2018. As of April 3, 2021, the Company has a remaining transition tax liability of $1,221, which will be paid in installments over the next four years. Future amounts earned in our foreign subsidiaries are not expected to be subject to federal income taxes upon transfer to the United States. However, if these funds were transferred to the United States, we may be required to pay taxes in certain international jurisdictions as well as certain states.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Net cash provided by operating activities	$138,287	$30,748	$54,896
Net cash used in investing activities	(17,111)	(33,602)	(32,771)
Net cash (used in) provided by financing activities	(172,063)	64,394	(22,007)
Effect of exchange rate changes on cash	819	(1,149)	(1,153)
Net (decrease) increase in cash	$(50,068)	$60,391	$(1,035)
Free cash flow (Non-GAAP) (1)	$121,111	$(2,871)	$21,226
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $138,287 for fiscal 2020. Net income of $58,283 was combined with non-cash items of $40,754 (primarily depreciation and amortization as well as stock-based compensation) and an increase in working capital of $39,250. The increase in working capital during fiscal 2020 was primarily due to an increase in accounts payable and accrued liabilities, primarily driven by timing of inventory receipts and payments combined with an increase in unearned revenue and accrued payroll costs.

Net cash provided by operating activities was $30,748 for fiscal 2019. Net income of $14,487 was combined with non-cash items of $44,072 (primarily depreciation and amortization as well as stock-based compensation) and a decrease in working capital of $27,811. The decrease in working capital during fiscal 2019 was primarily due to an increase in merchandise inventory and income taxes combined with a decrease in accounts payable and accrued liabilities. The increase in merchandise inventory was primarily due to inventory build-up related to the second distribution center and new product introductions. The decrease in accounts payable was primarily driven by timing of inventory receipts and payments.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for fiscal 2020 were $17,176. We incurred capital expenditures of $8,075 primarily related to investments in information technology and new product rollouts. We incurred capital expenditures of

$5,641 related to the distribution centers. The remaining $3,460 of capital expenditures were primarily related to one new store opening and existing store maintenance. The Company expects capital expenditures for fiscal 2021 to be approximately $47,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opening in calendar 2021 and another anticipated in early calendar 2022.

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

Net cash used in financing activities was $172,063 for fiscal 2020. This included net repayments of $78,000 on the Revolving Credit Facility and net repayments of $10,095 for the 2019 Elfa Revolving Facilities. The Company also made net repayments of $77,781 on indebtedness outstanding under the Senior Secured Term Loan Facility of which $47,172 was in conjunction with the Seventh Amendment, $5,109 was related to quarterly payments made prior to the Seventh Amendment, and an additional $25,500 payment made in the fourth quarter of fiscal 2020. The Company also incurred payments of $5,579 related to debt issuance costs and repayments of $173 on indebtedness outstanding under the 2019 Elfa Senior Secured Term Loan Facility. In addition, the Company paid $931 in taxes in connection with the withholding of shares upon vesting of restricted stock awards and received proceeds of $496 from the exercise of stock options.

Net cash provided by financing activities was $64,394 for fiscal 2019. This included $66,000 of net borrowings on the Revolving Credit Facility and $4,000 of net borrowings on the 2019 Elfa Revolving Facilities. The increase in net borrowings was primarily attributable to the Company’s drawdown of $50,000 under its Revolving Credit Facility as a proactive measure in light of the COVID-19 pandemic. In addition, the Company made net payments of $5,109 on indebtedness outstanding under the Senior Secured Term Loan Facility, net payments of $143 on the 2019 Elfa Senior Secured Term Loan Facility, and $373 for taxes paid in connection with the withholding of shares upon vesting of restricted stock awards.

As of April 3, 2021, we had a total of $96,467 of unused borrowing availability under the Revolving Credit Facility and zero borrowings outstanding.

As of April 3, 2021, Elfa had a total of $12,617 of unused borrowing availability under the 2019 Elfa Revolving Facilities and zero borrowings outstanding.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, among other things. Our positive free cash flow of $121,111 for fiscal 2020 increased as compared to negative free cash flow of $2,871 in fiscal 2019. Free cash flow generation during fiscal 2020 was strong, despite the significant impact of COVID-19 in the first quarter of fiscal 2020, as a result of the many actions undertaken by the Company to preserve liquidity, including temporary reductions in inventory purchases, temporary extension of payment terms, and substantially reduced capital expenditures with a primary focus on critical activities such as maintenance capital and necessary technology investments. The Company returned to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. Additionally, during fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $4,700 remains deferred as of April 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties. We expect to make deferred lease repayments of approximately $4,700, primarily in fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Net cash provided by operating activities	$138,287	$30,748	$54,896
Less: Additions to property and equipment	(17,176)	(33,619)	(33,670)
Free cash flow	$121,111	$(2,871)	$21,226

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of its domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. Commencing on March 31, 2021, the Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ended April 3, 2021, the applicable interest rate margin for LIBOR loans is 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. In the fourth quarter of fiscal 2020, the Company paid down an additional $25,500 of the outstanding loans under the Senior Secured Term Loan Facility. As of April 3, 2021, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $165,649, net of deferred financing costs.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of April 3, 2021, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 3, 2021, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige (“Nordea Bank”), which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $12,617 as of April 3, 2021) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $13,190 as of April 3, 2021) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,867 as of April 3, 2021), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of April 3, 2021, we were in compliance with all covenants and no Event of Default (as such term is defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Inventories

Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference, the merchandise age and general economic conditions, including the duration and severity of the economic downturn caused by the COVID-19 pandemic. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, the Company does not consider the earnings subject to the transition tax and global intangible low-taxed income under the Tax Act permanently reinvested. All other earnings are considered permanently reinvested.

Leases

Prior to fiscal 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight-line basis over the term of the lease, commencing on the date we take possession of the leased property. Rent expense is recorded in selling, general and administrative expenses. Pre-opening rent expense is recorded in pre-opening costs in the consolidated statement of operations. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

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

Intangibles and long-lived assets

Goodwill

We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test goodwill for recoverability. We have identified two reporting units and we have selected the first day of the fourth fiscal quarter as the date we perform our annual goodwill impairment testing.

To test for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

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

As of our annual testing date of December 27, 2020, we determined that there was no impairment of goodwill. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

Trade names

We annually evaluate whether our trade names continue to have an indefinite life. Trade names are reviewed for impairment annually on the first day of the fourth fiscal quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

The impairment review is performed by comparing the carrying amount of the trade name to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying amount of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

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

As discussed above, as of our annual testing date of December 27, 2020, we determined that there was no impairment of trade names. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.

Long-lived assets

Long-lived assets, such as property and equipment, lease right-of-use assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset are less than the carrying amount, we recognize a loss equal to the difference between the carrying amount and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

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

Contractual obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of April 3, 2021, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$174,500	$2,000	$4,000	$168,500	$—
Revolving loans	—	—	—	—	—
Operating leases (1)	528,272	93,032	157,839	125,898	151,503
Finance lease obligations	335	166	136	33	—
Transition tax	1,221	199	872	150	—
Unrecorded contractual obligations
Estimated interest (2)	56,631	12,040	23,641	20,950	—
Letters of credit	4,048	4,048	—	—	—
Purchase obligations (3)	15,963	12,671	3,176	116	—
Total (4)	$780,970	$124,156	$189,664	$315,647	$151,503
(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $4,700 remains deferred as of April 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties.
(2)	For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of April 3, 2021, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.
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
(4)	The table above excludes defined benefit pension plan obligations which were included in “Other long-term liabilities” in the consolidated balance sheet as of April 3, 2021. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

Off-Balance Sheet Arrangements

Other than letters of credit and purchase obligations discussed above, we are not party to any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 3, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill
Description of the Matter

At April 3, 2021, the Company’s goodwill was $202.8 million. As discussed in Note 1 and Note 2 in the consolidated financial statements, goodwill is tested for impairment on an annual basis during the fourth quarter, or more frequently if events occur that indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount. Goodwill is tested for impairment at the reporting unit level.

Auditing the Company’s annual impairment test for goodwill is complex and required significant judgement in estimating the fair value of reporting units. In particular, the fair value estimate was sensitive to assumptions such as forecasted net sales growth rates, gross margin and selling, general and administrative percentages, weighted average cost of capital (“WACC”) and terminal value, all of which are affected by management’s expectations about future market or economic conditions, as well as Company specific strategic initiatives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in its valuation models.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared projected cash flows to the Company’s historical cash flows and other available industry information. We involved our valuation specialists to assist in reviewing the valuation methodologies and testing the WACC and terminal value. We assessed the historical accuracy of management’s estimates by performing retrospective reviews of forecasts used in prior year and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Valuation of operating lease right-of-use assets and operating lease liabilities
Description of the Matter

As discussed in Note 1 and Note 11 in the consolidated financial statements, the Company recorded noncurrent operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities of $307.1 million, $50.8 million and $285.0 million, respectively, as of April 3, 2021. The Company’s reported operating lease liabilities utilize discount rates to calculate the estimated present value of future lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments.

The computation of the IBR required significant management judgment based on the selection of inputs, including the determination of the appropriate credit rating, credit spread and adjustments for the impacts of collateralization used to determine the rate. Evaluating the appropriateness of the selection by management of the key inputs involved a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the methodology, inputs and assumptions used to determine the Company’s selection of the IBR.

With the assistance of our valuation specialists, we evaluated (i) the reasonableness of the methodology used to estimate the IBR; (ii) the significant inputs used to derive the IBR; and (iii) the mathematical accuracy of the computation of the IBR. Additionally, with the assistance of our valuation specialists, we created independent estimates of the IBR and compared the results to the Company’s IBR.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Dallas, Texas

June 3, 2021

The Container Store Group, Inc.

Consolidated balance sheets

	April 3,	March 28,
(In thousands)	2021	2020
Assets
Current assets:
Cash	$17,687	$67,755
Accounts receivable, net	28,949	24,721
Inventory	130,619	124,207
Prepaid expenses	11,429	8,852
Income taxes receivable	93	4,724
Other current assets	14,547	11,907
Total current assets	203,324	242,166
Noncurrent assets:
Property and equipment, net	131,884	147,540
Noncurrent operating lease right-of-use assets	307,147	347,170
Goodwill	202,815	202,815
Trade names	227,669	222,769
Deferred financing costs, net	255	170
Noncurrent deferred tax assets, net	2,305	2,311
Other assets	3,070	1,873
Total noncurrent assets	875,145	924,648
Total assets	$1,078,469	$1,166,814

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets

	April 3,	March 28,
(In thousands, except share and per share amounts)	2021	2020
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$68,546	$53,647
Accrued liabilities	86,551	66,046
Current borrowings on revolving lines of credit	—	9,050
Current portion of long-term debt	2,166	6,952
Current operating lease liabilities	50,847	62,476
Income taxes payable	6,803	—
Total current liabilities	214,913	198,171
Noncurrent liabilities:
Long-term debt	163,818	317,485
Noncurrent operating lease liabilities	285,022	317,284
Noncurrent deferred tax liabilities, net	48,923	50,178
Other long-term liabilities	12,124	11,988
Total noncurrent liabilities	509,887	696,935
Total liabilities	724,800	895,106
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 48,838,261 shares issued at April 3, 2021 and 48,316,559 shares issued at March 28, 2020	488	483
Additional paid-in capital	873,048	866,667
Accumulated other comprehensive loss	(19,003)	(36,295)
Retained deficit	(500,864)	(559,147)
Total shareholders’ equity	353,669	271,708
Total liabilities and shareholders’ equity	$1,078,469	$1,166,814

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
	April 3,	March 28,	March 30,
(In thousands, except share and per share amounts)	2021	2020	2019
Net sales	$990,088	$915,953	$895,093
Cost of sales (excluding depreciation and amortization)	419,611	382,488	371,410
Gross profit	570,477	533,465	523,683
Selling, general, and administrative expenses (excluding depreciation and amortization)	426,765	440,362	430,997
Stock-based compensation	7,823	3,110	2,846
Pre-opening costs	1,026	8,237	2,103
Depreciation and amortization	34,731	38,638	36,305
Other expenses	1,112	377	177
Loss (gain) on disposal of assets	16	(2)	(63)
Income from operations	99,004	42,743	51,318
Interest expense, net	17,268	21,541	27,275
Loss on extinguishment of debt	893	—	2,082
Income before taxes	80,843	21,202	21,961
Provision for income taxes	22,560	6,715	281
Net income	$58,283	$14,487	$21,680

Net income per common share — basic	$1.20	$0.30	$0.45
Net income per common share — diluted	$1.17	$0.30	$0.45

Weighted-average common shares — basic	48,537,883	48,819,783	48,139,929
Weighted-average common shares — diluted	49,712,637	48,964,564	48,400,407

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal Year Ended
	April 3,	March 28,	March 30,
(In thousands)	2021	2020	2019
Net income	$58,283	$14,487	$21,680
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $3,071, ($1,587), and ($304)	8,737	(4,596)	(865)
Pension liability adjustment, net of tax provision (benefit) of $53, ($202), and ($11)	196	(778)	(40)
Foreign currency translation adjustment	8,359	(4,789)	(7,911)
Comprehensive income	$75,575	$4,324	$12,864

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(In thousands, except share amounts)	value	Shares	Amount	capital	income (loss)	deficit	equity
Balance at March 31, 2018	$0.01	48,072,187	481	861,263	(17,316)	(595,721)	248,707
Net income		—	—	—	—	21,680	21,680
Stock-based compensation		—	—	2,846	—	—	2,846
Vesting of restricted stock awards		70,132	—	(1)	—	—	(1)
Taxes related to net share settlement of restricted stock awards		—	—	(130)	—	—	(130)
Cumulative adjustment for adoption of ASC 606		—	—	—	—	407	407
Foreign currency translation adjustment		—	—	—	(7,911)	—	(7,911)
Unrealized gain on financial instruments, net of $304 tax benefit		—	—	—	(865)	—	(865)
Pension liability adjustment, net of $11 tax benefit		—	—	—	(40)	—	(40)
Balance at March 30, 2019		48,142,319	481	863,978	(26,132)	(573,634)	264,693
Net income		—	—	—	—	14,487	14,487
Stock-based compensation		—	—	3,110	—	—	3,110
Vesting of restricted stock awards		174,240	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(420)	—	—	(420)
Foreign currency translation adjustment		—	—	—	(4,789)	—	(4,789)
Unrealized loss on financial instruments, net of $1,587 tax benefit		—	—	—	(4,596)	—	(4,596)
Pension liability adjustment, net of $202 tax benefit		—	—	—	(778)	—	(778)
Balance at March 28, 2020		48,316,559	483	866,667	(36,295)	(559,147)	271,708
Net income		—	—	—	—	58,283	58,283
Stock-based compensation		—	—	7,823	—	—	7,823
Vesting of restricted stock awards		478,795	5	(5)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(1,933)	—	—	(1,933)
Stock options exercised		42,907	0	496	—		496
Foreign currency translation adjustment		—	—	—	8,359	—	8,359
Unrealized loss on financial instruments, net of $3,071 tax provision		—	—	—	8,737	—	8,737
Pension liability adjustment, net of $53 tax provision		—	—	—	196	—	196
Balance at April 3, 2021	$0.01	48,838,261	$488	$873,048	$(19,003)	$(500,864)	$353,669

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
	April 3,	March 28,	March 30,
(In thousands)	2021	2020	2019
Operating activities
Net income	$58,283	$14,487	$21,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,731	38,638	36,305
Stock-based compensation	7,823	3,110	2,846
Loss (gain) on disposal of assets	16	(2)	(63)
Loss on extinguishment of debt	893	—	2,082
Deferred tax (benefit) expense	(4,740)	148	(1,563)
Non-cash interest	1,870	1,862	2,351
Other	161	316	(60)
Changes in operating assets and liabilities:
Accounts receivable	(1,497)	(1,002)	(1,395)
Inventory	(2,403)	(17,293)	(14,688)
Prepaid expenses and other assets	(2,193)	1,089	1,510
Accounts payable and accrued liabilities	35,203	(3,531)	13,622
Net change in lease assets and liabilities	(4,118)	49	—
Income taxes	11,346	(6,876)	(2,428)
Other noncurrent liabilities	2,912	(247)	(5,303)
Net cash provided by operating activities	138,287	30,748	54,896

Investing activities
Additions to property and equipment	(17,176)	(33,619)	(33,670)
Proceeds from sale of property and equipment	65	17	899
Net cash used in investing activities	(17,111)	(33,602)	(32,771)

Financing activities
Borrowings on revolving lines of credit	56,132	63,603	55,201
Payments on revolving lines of credit	(66,227)	(59,585)	(49,484)
Borrowings on long-term debt	200,000	115,000	331,500
Payments on long-term debt	(355,954)	(54,251)	(356,712)
Payment of debt issuance costs	(5,579)	—	(2,384)
Payment of taxes with shares withheld upon restricted stock vesting	(931)	(373)	(128)
Proceeds from the exercise of stock options	496	—	—
Net cash (used in) provided by financing activities	(172,063)	64,394	(22,007)

Effect of exchange rate changes on cash	819	(1,149)	(1,153)

Net (decrease) increase in cash	(50,068)	60,391	(1,035)
Cash at beginning of fiscal period	67,755	7,364	8,399
Cash at end of fiscal period	$17,687	$67,755	$7,364

Supplemental information:
Cash paid during the year for:
Interest	$16,661	$18,316	$24,934
Taxes	$16,939	$13,944	$11,838

Supplemental information for non-cash investing:
Purchases of property and equipment (included in accounts payable)	$2,251	$2,471	$1,029

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless
otherwise stated)

April 3, 2021

1. Nature of business and summary of significant accounting policies

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions to accomplish their projects through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering of its common stock (the “IPO”) at which time LGP held a controlling interest in the Company as the majority shareholder. During the third quarter of fiscal 2020, LGP sold some of the common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our installation services business. As of April 3, 2021, The Container Store, Inc. operated 93 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition. We also saw a significant increase in website-generated sales, including direct-to-customer shipping as well as our curbside pick-up. Since the second quarter of fiscal 2020, all 93 stores were open with strict health and safety protocols and adherence to local regulations. As a result, website-generated sales during the remaining quarters of fiscal 2020 moderated in comparison to the first quarter as customers began shifting back to purchasing in-store. We will continue to monitor local, state, and federal mandates related to COVID-19, which may require us to adjust our operations in response to governmental mandates. The Company has taken actions to tightly manage costs, working capital and capital expenditures to preserve the Company’s financial health during the pandemic.

In the fourth quarter of fiscal 2019, the company drew down $50,000 under its Revolving Credit Facility (as defined in Note 4) as a proactive measure in light of the COVID-19 pandemic, resulting in an outstanding balance of $78,000, which the Company paid down in the first three quarters of fiscal 2020. In the first quarter of fiscal 2020, the Company furloughed approximately 2,800 employees, primarily in its stores, as well as a portion of corporate employees, and reduced the base salaries of its executive officers and certain employees, due to COVID-19. During fiscal 2020, the majority of our furloughed employees returned and as of April 3, 2021, we no longer have furloughed employees and have returned temporarily reduced base salaries to pre-COVID-19 levels. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores, including intensive and frequent cleaning procedures.

Furthermore, the CARES Act was signed into law on March 27, 2020 and the Company has implemented applicable benefits of the CARES Act. As such, we have deferred approximately $5,200 of employer payroll taxes as of April 3, 2021 and recorded an employee retention credit of approximately $1,000.

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

Fiscal year

The Company follows a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and its fiscal year ends on the Saturday closest to March 31st. Elfa’s fiscal year ends on the last day of the calendar month of March.

All references herein to “fiscal 2021” represent the results of the 52-week fiscal year ending April 2, 2022, references to “fiscal 2020” represent the results of the 53-week fiscal year ended April 3, 2021, references to “fiscal 2019” represent the results of the 52-week fiscal year ended March 28, 2020 and references to “fiscal 2018” represent the results of the 52-week fiscal year ended March 30, 2019.

Management estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant accounting judgments and estimates include fair value estimates for operating lease assets and liabilities, indefinite-lived intangible assets, obsolescence and shrink reserve, assessments of long-lived asset impairments, gift card breakage, and assessment of valuation allowances on deferred tax assets.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition (codified as Accounting Standards Codification (“ASC”) Topic 606). The Company adopted this standard in the first quarter of fiscal 2018 and elected to use the modified-retrospective approach for implementation of the standard. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the Company expects to be entitled in exchange for those goods or services.

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

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. See Note 3 for disclosure on the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of April 3, 2021 and March 28, 2020.

Gift cards and merchandise credits

Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2020, fiscal 2019, and fiscal 2018) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $1,914, $955, and $942 of gift card breakage in fiscal years 2020, 2019, and 2018, respectively.

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

Leases

Prior to fiscal 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight-line basis over the term of the lease, commencing on the date the Company takes possession of the leased property. Rent expense was recorded in SG&A. Pre-opening rent expense was recorded in pre-opening costs in the consolidated statement of operations. The net excess of rent expense over the actual cash paid was recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances were also included in the accompanying consolidated balance sheets as deferred rent liabilities and were amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, were recognized in rent expense when payment of the contingent rent is probable.

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

Catalog and direct mailings costs capitalized at April 3, 2021 and March 28, 2020, amounted to $48 and $49, respectively, and are recorded in prepaid expenses on the accompanying consolidated balance sheets. Total advertising expense incurred for fiscal years 2020, 2019, and 2018, was $32,088, $39,583, and $34,791, respectively.

Pre-opening costs

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Income taxes

We account for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring accrual as of April 3, 2021 and March 28, 2020. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, the Company does not consider the earnings subject to the transition tax and global intangible low-taxed income (“GILTI”) under the Tax Cuts and Jobs Act (the “Tax Act”) permanently reinvested.  All other earnings are considered permanently reinvested.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. For time-based awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for awards that actually vest. For performance-based awards, compensation expense is estimated based on achievement of the performance condition and is recognized using the accelerated attribution method over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations. ASC 718 also provides guidance for determining whether certain financial instruments awarded in share-based payment transactions are liabilities. The guidance requires that instruments that include conditions other than service, performance or market conditions that affect their fair value, exercisability or vesting be classified as a liability and be remeasured at fair value at each fiscal period.

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

Stock Options

The Board determines the exercise price of stock options based on the closing price of the Company’s common stock as reported on The New York Stock Exchange on the grant date. The Company estimates the fair value of each stock option grant on the date of grant based upon the Black-Scholes option-pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:

●	Expected Term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding. For future grants, we would expect to utilize TCS historical data to calculate the expected term.
●	Expected Volatility—The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term. For future grants, we would expect to utilize the TCS stock price volatility.
●	Expected Dividend Yield—The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.
●	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Accounts receivable

Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.’s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.’s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $118 and $326 at April 3, 2021 and March 28, 2020, respectively.

Inventories

Inventories at retail stores are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Depreciation, including amortization of assets recorded under finance lease obligations, is provided using the straight-line method over the estimated useful lives of depreciable assets as follows:

Buildings			30	years
Furniture, fixtures, and equipment	3	to	10	years
Computer software	2	to	5	years
Leasehold improvements	Shorter of useful life or lease term
Finance leases	Shorter of useful life or lease term

Costs of developing or obtaining software for internal use or developing the Company’s website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects, are capitalized. For the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019, the Company capitalized $2,036, $5,890, and $4,565, respectively, and amortized $4,121, $4,977, and $4,374, respectively, of costs in connection with the development of internally used software.

Long-lived assets

Long-lived assets, such as property and equipment, lease right-of-use assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying amount, we recognize a loss equal to the difference between the carrying amount and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

For our TCS segment (see Note 14), we generally evaluate long-lived tangible assets at a store level, or at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level. For our Elfa segment (see Note 14), we evaluate long-lived tangible assets at the segment level.

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

Self-insured liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for employee health benefits, workers’ compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were $2,341 and $2,532 as of April 3, 2021 and March 28, 2020, respectively.

Goodwill

We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested between annual impairment tests if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset. If an impairment indicator exists, we test goodwill for recoverability. We have identified two reporting units and we have selected the first day of the fourth fiscal quarter as the date we perform our annual goodwill impairment testing.

To test for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach, a level 3 valuation (as defined in Note 13). We also use a market approach to compare the estimated fair value to comparable companies, a level 3 input. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, such as the economic downturn caused by the COVID-19 pandemic, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

As of our annual testing date of December 27, 2020, we determined that there was no impairment of goodwill. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

Trade names

We annually evaluate whether our trade names continue to have an indefinite life. Trade names are reviewed for impairment annually on the first day of the fourth fiscal quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

The impairment review is performed by comparing the carrying amount to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying amount of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections.

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

As discussed above, as of our annual testing date of December 27, 2020, we determined that there was no impairment of trade names. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.

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

The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2020, the rate of exchange from U.S. dollar to Swedish krona decreased from 9.9 to 8.7. The carrying amounts of assets related to Elfa and subject to currency fluctuation were $116,626 and $105,396 as of April 3, 2021 and March 28, 2020, respectively. Foreign currency realized losses of $200, realized gains of $167, and realized losses of $60, are included in SG&A in the consolidated statements of operations in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Recent accounting pronouncements

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

2. Goodwill and trade names

The estimated goodwill and trade name fair values are computed using estimates as of the measurement date, which is defined as the first day of the fiscal fourth quarter or as of an interim impairment date. The Company makes estimates and assumptions about sales, gross margins, selling, general and administrative percentages and profit margins, based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period and our estimated weighted average cost of capital. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

As of our annual impairment testing date of December 27, 2020, we determined that there was no impairment of goodwill or trade names. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

The Company recorded no impairments during fiscal 2020, fiscal 2019, and fiscal 2018 as a result of the goodwill and trade names impairment tests performed.

The changes in the carrying amounts of goodwill and trade names were as follows in fiscal 2020 and fiscal 2019:

	Goodwill	Trade names
Balance at March 30, 2019
Gross balance	410,467	256,684
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$225,150
Foreign currency translation adjustments	—	(2,381)
Balance at March 28, 2020
Gross balance	410,467	254,303
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$222,769
Foreign currency translation adjustments	—	4,900
Balance at April 3, 2021
Gross balance	410,467	259,203
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$227,669

3. Detail of certain balance sheet accounts

	April 3,	March 28,
	2021	2020
Accounts receivable, net:
Trade receivables, net	$18,784	$20,217
Credit card receivables	8,445	3,326
Other receivables	1,720	1,178
	$28,949	$24,721
Inventory:
Finished goods	$126,311	$118,981
Raw materials	3,614	4,523
Work in progress	694	703
	$130,619	$124,207

Property and equipment, net:
Land and buildings	$18,037	$16,444
Furniture and fixtures	74,657	75,668
Machinery and equipment	106,819	102,057
Computer software and equipment	106,994	106,153
Leasehold improvements	154,480	163,560
Construction in progress	15,603	7,835
Leased vehicles and other	665	273
	477,255	471,990
Less accumulated depreciation and amortization	(345,371)	(324,450)
	$131,884	$147,540

Accrued liabilities:
Accrued payroll, benefits and bonuses	$30,028	$19,112
Unearned revenue	19,503	12,976
Accrued transaction and property tax	15,660	12,509
Gift cards and store credits outstanding	9,862	9,208
Accrued interest	95	1,483
Accrued sales returns	3,381	1,650
Other accrued liabilities	8,022	9,108
	$86,551	$66,046

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. Unearned revenue was $12,976 as of March 28, 2020, and $12,632 was subsequently recognized into revenue in fiscal 2020. Gift cards and store credits outstanding was $9,208 as of March 28, 2020, and $2,947 was subsequently recognized into revenue in fiscal 2020. See Note 14 for disaggregated revenue disclosures.

4. Long-term debt and revolving lines of credit

Long-term debt and revolving lines of credit consist of the following:

	April 3,	March 28,
	2021	2020
Senior secured term loan facility	$174,500	$252,282
2019 Elfa revolving facilities	—	9,050
Obligations under finance leases	335	274
Revolving credit facility	—	78,000
Total debt	174,835	339,606
Less current portion	(2,166)	(16,002)
Less deferred financing costs (1)	(8,851)	(6,119)
Total long-term debt	$163,818	$317,485
(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to April 3, 2021, are as follows:

Within 1 year	$2,166
2 years	2,097
3 years	2,039
4 years	2,016
5 years	166,517
Thereafter	—
$174,835

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. Commencing on March 31, 2021, the Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ended April 3, 2021, the applicable interest rate margin for LIBOR loans is 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. The Company recorded a loss on extinguishment of debt of $893 in the third quarter of fiscal 2020 in conjunction with the Seventh Amendment.

In the fourth quarter of fiscal 2020, the Company paid down an additional $25,500 of the outstanding loans under the Senior Secured Term Loan Facility. As of April 3, 2021, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $165,649, net of deferred financing costs.

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In fiscal 2020, the Company capitalized $5,579 of fees associated with the Seventh Amendment, which will be amortized through January 31, 2026.

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

The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of April 3, 2021, we were in compliance with all Senior Secured Term Loan Facility covenants and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 3, 2021, we were in compliance with all covenants and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

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

There was $96,467 available under the Revolving Credit Facility as of April 3, 2021, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended April 3, 2021, were $3,170.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $12,617 as of April 3, 2021) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $13,190 as of April 3, 2021) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,867 as of April 3, 2021), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of April 3, 2021, we were in compliance with all 2019 Elfa Senior Secured Credit Facilities covenants and no Event of Default (as such term is defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Deferred financing costs

The Company capitalizes certain costs associated with issuance of various debt instruments. These deferred financing costs are amortized to interest expense on a straight-line method, which is materially consistent with the effective interest method, over the terms of the related debt agreements. In fiscal 2020, the Company capitalized $5,579 of fees associated with the Seventh Amendment, which will be amortized through January 31, 2026.

Amortization expense of deferred financing costs was $1,870, $1,862, and $2,351, in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured
	Term Loan	Revolving
	Facility	Credit Facility	Total
Within 1 year	$1,830	$53	$1,883
2 years	1,830	53	1,883
3 years	1,830	53	1,883
4 years	1,830	53	1,883
5 years	1,531	43	1,574
Thereafter	—	—	—
	$8,851	$255	$9,106

5. Income taxes

Components of the provision for income taxes are as follows:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Income before income taxes:
U.S.	$61,703	$12,168	$14,397
Foreign	19,140	9,034	7,564
	$80,843	$21,202	$21,961
Current
Federal	$17,727	$2,953	$(780)
State	5,738	1,646	1,464
Foreign	3,835	1,968	1,160
Total current provision	27,300	6,567	1,844
Deferred
Federal	(3,733)	448	(1,350)
State	(1,029)	(302)	(68)
Foreign	22	2	(145)
Total deferred benefit	(4,740)	148	(1,563)
Total provision for income taxes	$22,560	$6,715	$281

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

Effective income tax rate reconciliation

Differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Provision computed at federal statutory rate	$16,977	$4,453	$4,612
Permanent differences	1,326	1,145	1,230
One-time transition tax, net	—	—	(5,903)
Change in valuation allowance	(25)	(46)	(116)
State income taxes, net of federal benefit	3,720	1,062	817
Effect of foreign income taxes	7	(8)	(511)
Remeasurement of deferred tax balances	—	—	303
Other, net	555	109	(151)
	$22,560	$6,715	$281

Deferred taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of April 3, 2021 and March 28, 2020, are as follows:

	April 3,	March 28,
	2021	2020
Deferred tax assets:
Inventory	$1,560	$1,549
Loss and credit carryforwards	4,519	4,542
Stock-based compensation	5,579	5,180
Accrued liabilities	5,786	6,232
Operating lease liabilities	86,635	98,302
Capital assets	106	70
Other	—	171
	104,185	116,046

Valuation allowance	(3,565)	(3,479)
Total deferred tax assets	100,620	112,567
Deferred tax liabilities:
Intangibles	(57,789)	(56,674)
Operating lease assets	(77,039)	(89,795)
Capital assets	(10,375)	(13,965)
Other	(2,035)	—
Total deferred tax liabilities	(147,238)	(160,434)
Net deferred tax liabilities	$(46,618)	$(47,867)

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

Foreign and domestic tax credits, net of valuation allowances, totaled approximately $779 at April 3, 2021 and approximately $931 at March 28, 2020. The various credits available at April 3, 2021 expire in the 2026 tax year.

The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,408 at April 3, 2021, and approximately $2,279 at March 28, 2020. Valuation allowances of $2,223 and $2,135 were recorded against the net operating loss deferred tax assets at April 3, 2021 and March 28, 2020, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 30, 2019 and forward. With respect to state and local jurisdictions and countries outside of the United States, the Company and subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed.

We operate in certain jurisdictions outside the United States. ASC 740-30 provides that the undistributed earnings of a foreign subsidiary be accounted for as a temporary difference under the presumption that all undistributed earnings will be distributed to the parent company as a dividend. Sufficient evidence of the intent to permanently reinvest the earnings in the jurisdiction where earned precludes a company from recording the temporary difference. For purposes of ASC 740-30, the Company does not consider the earnings subject to the transition tax and GILTI under the Tax Act permanently reinvested.  All other earnings are considered permanently reinvested.

6. Employee benefit plans

401(k) Plan

Prior to January 1, 2020, employees of the Company had to complete 11 months of service to participate in the Company’s 401(k) Plan. Effective January 1, 2020, all domestic employees of the Company are eligible to participate in the Company’s 401(k) Plan immediately upon date of hire. Participants may contribute up to 80% of annual compensation, limited to nineteen thousand five hundred annually (twenty-six thousand for participants aged 50 years and over). Effective September 9, 2018, the Company matched 50% of employee contributions up to 3% of compensation. Effective March 22, 2020, the Company temporarily ceased 401(k) matching contributions. The amount charged to expense for the Company’s matching contribution was $0, $1,120 and $618, for fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Nonqualified retirement plan

The Company has a nonqualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The total fair value of the plan asset recorded in other current assets was $5,707 and $5,066 as of April 3, 2021 and March 28, 2020, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $5,712 and $5,070 as of April 3, 2021 and March 28, 2020, respectively.

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

The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	April 3,	March 28,
	2021	2020
Change in benefit obligation:
Projected benefit obligation, beginning of year	$5,777	$4,862
Service cost	85	46
Interest cost	83	119
Benefits paid	(186)	(145)
Actuarial loss	(555)	1,240
Exchange rate gain	781	(345)
Projected benefit obligation, end of year	5,985	5,777
Fair value of plan assets, end of year	—	—
Underfunded status, end of year	$(5,985)	$(5,777)
Discount rate	1.3%	1.3%
Rate of pay increases	3.0%	3.0%

The following table provides the components of net periodic benefit cost for fiscal years 2020, 2019, and 2018:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$85	$46	$51
Interest cost	83	119	141
Amortization of unrecognized net loss	141	73	68
Net periodic benefit cost for defined benefit plan	309	238	260
Defined contribution plans	1,686	1,661	2,078
Total net periodic benefit cost	$1,995	$1,899	$2,338

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

As of April 3, 2021, there are 11,116,570 shares authorized and 6,257,145 shares available for grant under the Amended and Restated Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Restricted Stock Awards

The Company periodically grants time-based and performance-based restricted stock awards under the Company’s Amended and Restated Plan to certain Directors and employees. The following table summarizes the Company's restricted stock award grants during fiscal 2020, fiscal 2019, and fiscal 2018.

										Number of
										Performance-
						Number of				Based
	Total		Number of			Performance-		Performance-		Awards
	Number of		Time-Based	Time-Based		Based		Based		that Met
	Awards	Grant Date	Awards	Vesting		Awards		Vesting		Performance
Grant Date	Granted	Fair Value	Granted	Period		Granted		Period		Condition
June 1, 2018	551,453	$7.68	112,553	3	years	438,900	(1)	3	years	205,616
September 12, 2018	73,264	$10.92	73,264	3	years	—		—	years	—
June 1, 2019	605,927	$7.03	123,667	3	years	482,260	(2)	3	years	182,520
August 28, 2019	172,792	$4.63	172,792	3	years	—		—	years	—
June 1, 2020	1,358,709	$3.03	336,876	3	years	1,021,833	(3)	3	years	981,306
August 26, 2020	203,048	$3.94	203,048	3	years	—		—	years	—
February 1, 2021	50,100	$15.51	50,100	3	years	—		—	years	—
(1)	These performance-based restricted stock awards vest based on achievement of fiscal 2018 performance targets and are also subject to time-based vesting requirements.
(2)	These performance-based restricted stock awards vest based on achievement of fiscal 2019 performance targets and are also subject to time-based vesting requirements.
(3)	These performance-based restricted stock awards vest based on achievement of fiscal 2020 performance targets and are also subject to time-based vesting requirements.

Stock-based compensation cost related to restricted stock awards was $7,470, $2,162 and $1,527 for fiscal 2020, fiscal 2019, and fiscal 2018, respectively. During fiscal 2020, the Company remeasured certain performance-based restricted stock awards at fair value subsequent to the grant date as a result of liability accounting under ASC 718. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of April 3, 2021 is expected to be $3,471 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.5 years.

The following table summarizes the Company’s restricted stock awards activity during fiscal 2019 and fiscal 2020:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair Value
Nonvested at March 30, 2019	769,858	$7.56
Granted	778,719	6.50
Vested	(174,239)	7.13
Forfeited	(277,597)	7.75
Withheld related to net settlement	(55,477)	6.73
Nonvested at March 28, 2020	1,041,264	$6.84
Granted	1,611,857	3.53
Vested	(478,795)	6.00
Forfeited	(404,347)	6.33
Withheld related to net settlement	(168,942)	5.51
Nonvested at April 3, 2021	1,601,037	$4.03

Stock Options

The Company periodically grants nonqualified stock options under the Amended and Restated Plan to non-employee directors of the Company. The stock option grants generally vest in equal annual installments over 3 years. The stock option grants are approved by the Board and consist of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were no stock option grants in fiscal 2020, fiscal 2019 or fiscal 2018.

In connection with our stock-based compensation plans, the Board considers the estimated fair value of the Company’s stock when setting the stock option exercise price as of the date of each grant. The Board determines the exercise price of stock options based on the closing price of the Company’s common stock as reported on The New York Stock Exchange on the grant date. Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense in the consolidated statements of operations, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The Company issues new shares of common stock upon stock option exercise.

Stock-based compensation cost related to stock options was $354, $949, and $1,319 during fiscal 2020, 2019, and 2018, respectively. As of April 3, 2021, there was zero remaining unrecognized compensation cost (net of estimated forfeitures). The intrinsic value of shares exercised was $882, $0, and $0 during fiscal 2020, fiscal 2019, and fiscal 2018, respectively. The fair value of shares vested was $779, $1,167, and $1,507, during fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

The following table summarizes the Company’s stock option activity during fiscal 2020, fiscal 2019, and fiscal 2018:

	Fiscal Year
	2020				2019				2018
			Weighted-				Weighted-				Weighted-
		Weighted-	average			Weighted-	average			Weighted-	average
		average	contractual	Aggregate		average	contractual	Aggregate		average	contractual	Aggregate
		exercise	term	intrinsic		exercise	term	intrinsic		exercise	term	intrinsic
		price	remaining	value		price	remaining	value		price	remaining	value
	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)
Beginning balance	2,559,232	$15.30			2,895,539	$15.27			3,040,206	$15.40
Granted	—	$—			—	$—			—	$—
Exercised	(42,907)	$11.57			—	$—			—	$—
Forfeited	(9,130)	$18.00			(42,864)	$8.83			(27,793)	$18.00
Expired	(248,154)	$18.00			(293,443)	$15.98			(116,874)	$17.89
Ending balance	2,259,041	$15.07	3.26	$5,210,006	2,559,232	$15.30	4.27	$—	2,895,539	$15.27	5.27	$2,460,384
Vested and exercisable at end of year	2,258,933	$15.07	3.26	$5,210,006	2,389,873	$15.69	4.16	$—	2,428,274	$16.49	4.95	$1,102,326

The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

●	Expected Term — The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding. The Company utilized the simplified method for calculating the expected term for stock options as we do not have sufficient historical data to calculate based on actual exercise and forfeiture activity. For future grants, we would expect to utilize TCS historical data to calculate the expected term.
●	Expected Volatility — The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term. For future grants, we would expect to utilize the TCS stock price volatility.
●	Expected Dividend Yield — The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.

●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

8. Shareholders’ equity

Common stock

As of April 3, 2021, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 48,838,261 were issued.

The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

As of April 3, 2021, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

9. Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows for fiscal 2018, 2019 and 2020:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 31, 2018	$(102)	$(1,793)	$(15,421)	$(17,316)

Other comprehensive loss before reclassifications, net of tax	(2,197)	(92)	(7,911)	(10,200)
Amounts reclassified to earnings, net of tax	1,332	52	—	1,384
Net current period other comprehensive loss	(865)	(40)	(7,911)	(8,816)
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

Other comprehensive loss before reclassifications, net of tax	(6,081)	(835)	(4,789)	(11,705)
Amounts reclassified to earnings, net of tax	1,485	57	—	1,542
Net current period other comprehensive loss	(4,596)	(778)	(4,789)	(10,163)
Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

Other comprehensive income before reclassifications, net of tax	8,458	86	8,359	16,903
Amounts reclassified to earnings, net of tax	279	110	—	389
Net current period other comprehensive income	8,737	196	8,359	17,292

Balance at April 3, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

The unrecognized net actuarial loss included in accumulated other comprehensive income as of April 3, 2021 and March 28, 2020 was $2,415 and $2,611, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company’s consolidated statements of operations. For a description of the Company’s employee benefit plans, refer to Note 6. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 10.

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

In fiscal 2020, fiscal 2019, and fiscal 2018, the TCS segment used forward contracts for 93%, 78%, and 80% of inventory purchases in Swedish krona each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations. During fiscal 2020, the Company did not recognize any amounts associated with the change in fair value of forward contracts not designated as hedge instruments.

The Company had $3,174 in accumulated other comprehensive gain related to foreign currency hedge instruments at April 3, 2021. Settled foreign currency hedge instruments related to inventory on hand as of April 3, 2021 represents $1,025 of accumulated unrealized gain. The Company expects the unrealized gain of $1,025, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The changes in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.

11. Leases

We conduct all of our U.S. operations from leased facilities that include our corporate headquarters, warehouse facilities, and 93 store locations. The corporate headquarters, warehouse facilities, and stores are leased under operating leases that generally expire over the next 1 to 20 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

Lease expense on operating leases is recorded on a straight-line basis over the term of the lease, commencing on the date the Company takes possession of the leased property and is recorded in SG&A.

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

During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $4,700 remains deferred as of April 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties. Under ASC 842, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. In April 2020, the FASB issued guidance related to the relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842. Under existing lease guidance, the Company would determine, on a lease by lease basis, if a lease concession was the result of a new arrangement with the tenant or if it was under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for the concessions (i) as if no changes to the existing lease contract were made or (ii) as a variable lease adjustment. The Company did not apply the lease modification relief, and the remeasurement impact is included in the Company’s consolidated financial statements as of and for the fifty-three weeks ended April 3, 2021.

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

The components of lease costs for the fiscal year ended April 3, 2021 and March 28, 2020 were as follows:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020
Operating lease costs	$90,841	$90,367
Variable lease costs	1,056	1,243
Total lease costs	$91,897	$91,610

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for fiscal 2020.

Supplemental cash flow information related to our leases for the fiscal year ended April 3, 2021 and March 28, 2020 were as follows:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$86,720	$90,386
Additions to right-of-use assets	$57,708	$52,489

Weighted average remaining operating lease term and incremental borrowing rate as of April 3, 2021 and March 28, 2020 were as follows:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020
Weighted average remaining lease term (years)	6.9	7.1
Weighted average incremental borrowing rate	13.5%	8.8%

As of April 3, 2021, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases
Within 1 year	$93,032
2 years	82,545
3 years	75,294
4 years	67,992
5 years	57,906
Thereafter	151,503
Total lease payments	$528,272
Less amount representing interest	(192,403)
Total lease liability	$335,869
Less current lease liability	(50,847)
Total noncurrent lease liability	$285,022

12. Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,048 as of April 3, 2021.

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

As of April 3, 2021 and March 28, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure. These items also included the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at April 3, 2021 and March 28, 2020:

			April 3,	March 28,
Description		Balance Sheet Location	2021	2020
Assets
Nonqualified retirement plan	N/A	Other current assets	$5,707	$5,066
Foreign currency forward contracts	Level 2	Other current assets	2,906	—
Total assets			$8,613	$5,066

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of April 3, 2021 and March 28, 2020, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	April 3,	March 28,
	2021	2020
Senior secured term loan facility	$174,064	$198,041
2019 Elfa revolving facilities	—	9,050
Obligations under finance leases	335	274
Revolving credit facility	—	78,000
Total fair value of debt	$174,399	$285,365

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

Fiscal Year Ended April 3, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$923,083	$67,005	$—	$990,088
Intersegment sales	—	62,918	(62,918)	—
Adjusted EBITDA	126,543	24,865	(885)	150,523
Depreciation and amortization	31,043	3,688	—	34,731
Interest expense, net	16,947	321	—	17,268
Capital expenditures (1)	15,073	2,103	—	17,176
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	40,621	—	227,669
Assets (1)	979,411	106,408	(7,350)	1,078,469

Fiscal Year Ended March 28, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$852,349	$63,604	$—	$915,953
Intersegment sales	—	61,955	(61,955)	—
Adjusted EBITDA	77,156	16,988	(3,373)	90,771
Depreciation and amortization	34,608	4,030	—	38,638
Interest expense, net	21,200	341	—	21,541
Capital expenditures (1)	30,500	3,119	—	33,619
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	35,721	—	222,769
Assets (1)	1,073,888	99,587	(6,661)	1,166,814

Fiscal Year Ended March 30, 2019	TCS	Elfa	Eliminations	Total
Net sales to third parties	$829,622	$65,471	$—	$895,093
Intersegment sales	—	57,849	(57,849)	—
Adjusted EBITDA	84,041	12,563	(257)	96,347
Depreciation and amortization	31,924	4,381	—	36,305
Interest expense, net	27,016	259	—	27,275
Capital expenditures (1)	31,176	2,494	—	33,670
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	38,102	—	225,150
Assets (1)	649,351	103,347	(3,954)	748,744
(1)	Tangible assets and trade names in the Elfa column are located outside of the United States.

A reconciliation of Adjusted EBITDA to income before taxes is set forth below:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Income before taxes	$80,843	$21,202	$21,961
Add:
Depreciation and amortization	34,731	38,638	36,305
Interest expense, net	17,268	21,541	27,275
Pre-opening costs (a)	1,026	8,237	2,103
Non-cash lease expense (b)	4,147	(2,169)	(1,327)
Stock-based compensation (c)	7,823	3,110	2,846
Management transition costs (d)	1,200	—	—
Loss on extinguishment of debt (e)	893	—	2,082
Foreign exchange losses (gains) (f)	200	(167)	60
Optimization Plan implementation charges (g)	—	—	4,864
Elfa France closure (h)	—	402	—
Employee retention credit (i)	(1,028)	—	—
COVID-19 costs (j)	2,266	—	—
Severance and other costs (credits) (k)	1,154	(23)	178
Adjusted EBITDA	150,523	90,771	96,347
(a)	Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which approximately $4,700 remains deferred as of April 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties. In fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.
(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(d)	Costs related to the transition of key executives including signing bonus and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in December 2020 and September 2018, which we do not consider in our evaluation of our ongoing operations.
(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(g)	Charges incurred to implement our Optimization Plan, which include certain consulting costs recorded in selling, general and administrative expenses, cash severance payments associated with the elimination of certain full-time positions at the TCS segment recorded in other expenses, and cash severance payments associated with organizational realignment at the Elfa segment recorded in other expenses, which we do not consider in our evaluation of ongoing performance.

(h)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.
(i)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.
(j)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of hazard pay for distribution center employees in the first quarter of fiscal 2020 and sanitization costs in fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.
(k)	Severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

The following table shows sales by merchandise category as a percentage of total net sales for fiscal 2020, fiscal 2019, and fiscal 2018:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Custom Closets (1)	50%	51%	49%
Kitchen and Trash	18%	14%	14%
Storage, Long-Term Storage, Shelving	14%	13%	14%
Office, Collections, Hooks	8%	8%	8%
Bath, Travel, Laundry	5%	7%	8%
Gift Packaging, Seasonal, Impulse	4%	5%	6%
Other	1%	2%	1%
Total	100%	100%	100%
(1)	Includes elfa®, Avera® and Laren® products and installation services, as well as closet lifestyle department products sold by the TCS segment and Elfa segment sales to third parties.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2021	2020	2019
Numerator:
Net income	$58,283	$14,487	$21,680
Denominator:
Weighted-average common shares — basic	48,537,883	48,819,783	48,139,929
Options and other dilutive securities	1,174,754	144,781	260,478
Weighted-average common shares — diluted	49,712,637	48,964,564	48,400,407

Net income per common share — basic	$1.20	$0.30	$0.45
Net income per common share — diluted	1.17	0.30	0.45
Antidilutive securities not included:
Stock options outstanding	1,941,192	2,389,820	2,436,321
Nonvested restricted stock awards	28,969	148,066	102,725

16. Subsequent Events

Subsequent to the fiscal year ended April 3, 2021, on June 1, 2021, the Company granted time-based and performance-based restricted stock awards under the Company’s Amended and Restated 2013 Incentive Award Plan to certain officers and employees of the Company. The total number of restricted shares granted was 335,719 with a grant-date fair value of $13.22 per share. The time-based restricted stock awards will vest over 3 years. The performance-based restricted stock awards vest based on achievement of fiscal 2021 performance targets and are also subject to time-based vesting requirements over 3 years.

Schedule I—Condensed Financial Information of registrant

The Container Store Group, Inc. (parent company only)

Condensed balance sheets

	April 3,	March 28,
(in thousands)	2021	2020
Assets
Current assets:
Accounts receivable from subsidiaries	$621	$1,128
Total current assets	621	1,128
Noncurrent assets:
Investment in subsidiaries	353,103	270,635
Total noncurrent assets	353,103	270,635
Total assets	$353,724	$271,763
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$55	$55
Total liabilities	55	55
Shareholders' equity:
Common stock	488	483
Additional paid-in capital	873,048	866,667
Retained deficit	(519,867)	(595,442)
Total shareholders' equity	353,669	271,708
Total liabilities and shareholders' equity	$353,724	$271,763

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of operations

Fiscal Year Ended
	April 3,	March 28,	March 30,
(in thousands)	2021	2020	2019
Net sales	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—
Gross profit	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—
Stock-based compensation	—	—	—
Pre-opening costs	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
(Gain) loss on disposal of assets	—	—	—
Income from operations	—	—	—
Interest expense	—	—	—
Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	58,283	14,487	21,680
Net income	$58,283	$14,487	$21,680

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of comprehensive income

	Fiscal Year Ended
	April 3,	March 28,	March 30,
(In thousands)	2021	2020	2019
Net income	$58,283	$14,487	$21,680
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $3,071, ($1,587), and ($304)	8,737	(4,596)	(865)
Pension liability adjustment, net of tax provision (benefit) of $53, ($202), and ($11)	196	(778)	(40)
Foreign currency translation adjustment	8,359	(4,789)	(7,911)
Comprehensive income	$75,575	$4,324	$12,864

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

April 3, 2021

Note 1: Basis of presentation

In the parent-company-only financial statements, The Container Store Group, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The financial statements of the parent company should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2020, fiscal 2019, or fiscal 2018.

Note 2: Guarantees and restrictions

The Container Store, Inc., a subsidiary of the Company, has $174,500 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of April 3, 2021. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders.

On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility dated as of April 6, 2012. In connection with the Seventh Amendment, The Container Store, Inc. (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. Commencing on March 31, 2021, The Container Store, Inc. is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Beginning from the date that a compliance certificate is delivered to the administrative agent for the fiscal year ended April 3, 2021, the applicable interest rate margin for LIBOR loans is 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. In the fourth quarter of fiscal 2020, the Company paid down an additional $25,500 of the outstanding loans under the Senior Secured Term Loan Facility. As of April 3, 2021, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $165,649, net of deferred financing costs. The Container Store, Inc. recorded a loss on extinguishment of debt of $893 in fiscal 2020 in conjunction with the Seventh Amendment.

The Senior Secured Term Loan Facility also includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to The Container Store Group, Inc. in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company’s consolidated subsidiaries were $341,169 as of April 3, 2021.

As of April 3, 2021, The Container Store, Inc. also has $96,467 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of The Container Store Group, Inc. and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions.

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

On November 25, 2020, The Container Store, Inc. also entered into Amendment No. 5 (the “Fifth Amendment”). The Fifth Amendment amends the Revolving Credit Facility to extend the maturity date to the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2021.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of April 3, 2021, our internal control over financial reporting was effective.

This annual report includes an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Container Store Group, Inc.’s internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Container Store Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Container Store Group, Inc. as of April 3, 2021 and March 28, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (2), and our report dated June 3, 2021 expressed an unqualified opinion thereon.

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

 /s/ Ernst & Young LLP

Dallas, Texas

June 3, 2021

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISIDCTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

The information regarding the Company’s executive officers is located at the end of Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors,” and “Committees of the Board”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive and Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

2.           Financial Statements Schedules

The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant	98

All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/2014
3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	11/12/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/2013
4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/2014
4.3	Description of Capital Stock					*
10.1†	Employment Agreement, dated July 27, 2020, between Jeffrey A. Miller and The Container Store Group, Inc.	8-K	001-36161	10.1	7/28/2020
10.2†	Sixth Amended and Restated Employment Agreement, effective October 20, 2020, between Melissa Reiff and The Container Store Group, Inc.	10-Q	001-36161	10.2	10/21/2020
10.3†	Third Amended and Restated Employment Agreement, effective October 20, 2020, between Jodi Taylor and The Container Store Group, Inc.	10-Q	001-36161	10.3	9/26/2020
10.4†	Employment Agreement, effective October 20, 2020, between Melissa Collins and The Container Store Group, Inc.	10-Q	001-36161	10.4	10/21/2020
10.5†	Employment Agreement, effective October 20, 2020, between John Gehre and The Container Store Group, Inc.	10-Q	001-36161	10.5	10/21/2020
10. 6†	Employment Agreement, dated December 21, 2020, between Satish Malhotra and The Container Store Group, Inc.	8-K	001-36161	10.1	12/22/2020
10.7†	Employment Agreement, dated April 22, 2021, between Dhritiman Saha and The Container Store Group, Inc.					*
10.8†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/2014
10.9†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-191465	10.2	9/30/2013
10. 10†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8-K	001-36161	10.1	9/18/2017
10.11†	Form of Stock Option Agreement under 2013 Amended and Restated Incentive Award Plan	S-1/A	333-191465	10.21	10/21/2013
10.12†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/2013
10.14	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014
10.15	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent (“ABL Credit Agreement”)	S-1	333-191465	10.12	9/30/2013
10.16	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S-1	333-191465	10.13	9/30/2013
10.17	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8-K	001-36161	10.1	10/09/2015
10.18	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.6	8/10/2016
10.19	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.2	8/21/2017
10.20	Amendment No.5 to ABL Credit Agreement, dated as of November 25, 2020	10-Q	001-36161	10.2	2/3/2021
10.21	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/2013
10.22	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.23	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement (“Term Facility Credit Agreement”)	8-K	001-36161	10.1	11/27/2013
10.24	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.5	8/10/2016
10.25	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.1	8/21/2017
10.26	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/2018
10.27	Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	10-K	001-36161	10.24	5/30/2019
10.28	Amendment No. 7 to Term Facility Credit Agreement, dated as of November 25, 2020 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36161	10.1	2/3/2021
10.29	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/2013
10.30	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.31†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/2013
10.32	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/2013
10.33	Master Credit Agreement, dated March 18, 2019, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Bank	10-K	001-36161	10.33	5/30/2019
10.34†	Non-Employee Director Compensation Policy of The Container Store Group, Inc., third amended and restated as of April 6, 2021					*
10.35†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting)	10-Q	001-36161	10.7	8/10/2016
10.36†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting)	10-K	001-36161	10.31	6/17/2020
21.1	Subsidiary List					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation					*
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document

*     Filed herewith.

**   Furnished herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
/s/ JEFFREY A. MILLER
Jeffrey A. Miller
Date: June 3, 2021	Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SATISH MALHOTRA	President and Chief Executive Officer (principal executive officer), Director	June 3, 2021
Satish Malhotra

/s/ JEFFREY A. MILLER	Chief Financial Officer (principal financial officer)	June 3, 2021
Jeffrey A. Miller

/s/ KRISTIN SCHWERTNER	Chief Accounting Officer (principal accounting officer)	June 3, 2021
Kristin Schwertner

/s/ MELISSA REIFF	Chairwoman of the Board	June 3, 2021
Melissa Reiff

/s/ TIMOTHY FLYNN	Director	June 3, 2021
Timothy Flynn

/s/ J. KRISTOFER GALASHAN	Director	June 3, 2021
J. Kristofer Galashan

/s/ ROBERT E. JORDAN	Director	June 3, 2021
Robert E. Jordan

/s/ RAJENDRA SISODIA	Director	June 3, 2021
Rajendra Sisodia

/s/ JONATHAN SOKOLOFF	Director	June 3, 2021
Jonathan Sokoloff

/s/ CARYL STERN	Director	June 3, 2021
Caryl Stern

/s/ WENDI STURGIS	Director	June 3, 2021
Wendi Sturgis