Form 10-Q
period 2021-07-03
Container Store Group, Inc.
filed 2021-08-04
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,527,102 shares of its common stock outstanding as of July 30, 2021.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Container Store Group, Inc.

Consolidated balance sheets

	July 3,	April 3,	June 27,
(In thousands)	2021	2021	2020
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$10,512	$17,687	$63,508
Accounts receivable, net	29,292	28,949	25,369
Inventory	145,041	130,619	109,182
Prepaid expenses	12,767	11,429	8,632
Income taxes receivable	93	93	3,391
Other current assets	17,538	14,547	14,235
Total current assets	215,243	203,324	224,317
Noncurrent assets:
Property and equipment, net	130,600	131,884	141,504
Noncurrent operating lease right-of-use assets	303,232	307,147	311,911
Goodwill	202,815	202,815	202,815
Trade names	228,416	227,669	225,100
Deferred financing costs, net	243	255	153
Noncurrent deferred tax assets, net	1,026	2,305	2,411
Other assets	2,951	3,070	2,250
Total noncurrent assets	869,283	875,145	886,144
Total assets	$1,084,526	$1,078,469	$1,110,461

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	July 3,	April 3,	June 27,
(In thousands, except share and per share amounts)	2021	2021	2020
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$68,209	$68,546	$51,656
Accrued liabilities	80,205	86,551	75,962
Current borrowings on revolving lines of credit	423	—	5,533
Current portion of long-term debt	2,155	2,166	6,952
Current operating lease liabilities	48,976	50,847	53,165
Income taxes payable	9,938	6,803	198
Total current liabilities	209,906	214,913	193,466
Noncurrent liabilities:
Long-term debt	163,745	163,818	296,209
Noncurrent operating lease liabilities	280,053	285,022	301,399
Noncurrent deferred tax liabilities, net	48,972	48,923	45,053
Other long-term liabilities	12,302	12,124	11,304
Total noncurrent liabilities	505,072	509,887	653,965
Total liabilities	714,978	724,800	847,431
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,417,215 shares issued at July 3, 2021; 48,838,261 shares issued at April 3, 2021; 48,491,369 shares issued at June 27, 2020	494	488	485
Additional paid-in capital	870,460	873,048	867,332
Accumulated other comprehensive loss	(18,214)	(19,003)	(28,970)
Retained deficit	(483,192)	(500,864)	(575,817)
Total shareholders’ equity	369,548	353,669	263,030
Total liabilities and shareholders’ equity	$1,084,526	$1,078,469	$1,110,461

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	July 3,	June 27,
(In thousands, except share and per share amounts)(unaudited)	2021	2020
Net sales	$245,315	$151,686
Cost of sales (excluding depreciation and amortization)	98,991	73,447
Gross profit	146,324	78,239
Selling, general, and administrative expenses (excluding depreciation and amortization)	110,148	86,265
Stock-based compensation	869	832
Pre-opening costs	594	9
Depreciation and amortization	8,201	8,949
Other expenses	—	809
Gain on disposal of assets	(5)	(7)
Income (loss) from operations	26,517	(18,618)
Interest expense, net	3,185	4,950
Income (loss) before taxes	23,332	(23,568)
Provision (benefit) for income taxes	5,660	(6,898)
Net income (loss)	$17,672	$(16,670)

Net income (loss) per common share — basic	$0.36	$(0.34)
Net income (loss) per common share — diluted	$0.35	$(0.34)

Weighted-average common shares — basic	49,080,897	48,389,205
Weighted-average common shares — diluted	50,448,216	48,389,205

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income (loss)

	Thirteen Weeks Ended
	July 3,	June 27,
(In thousands)(unaudited)	2021	2020
Net income (loss)	$17,672	$(16,670)
Unrealized gain on financial instruments, net of tax provision of $51 and $1,393	143	3,961
Pension liability adjustment	(57)	(219)
Foreign currency translation adjustment	703	3,583
Comprehensive income (loss)	$18,461	$(9,345)

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	July 3,	June 27,
(In thousands) (unaudited)	2021	2020
Operating activities
Net income (loss)	$17,672	$(16,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,201	8,949
Stock-based compensation	869	832
Gain on disposal of assets	(5)	(7)
Deferred tax expense (benefit)	5,097	(7,178)
Non-cash interest	470	465
Other	(109)	104
Changes in operating assets and liabilities:
Accounts receivable	110	204
Inventory	(14,494)	16,085
Prepaid expenses and other assets	(4,183)	(1,841)
Accounts payable and accrued liabilities	(5,738)	11,651
Net change in lease assets and liabilities	(2,926)	9,851
Income taxes	(1,265)	1,560
Other noncurrent liabilities	38	1,609
Net cash provided by operating activities	3,737	25,614

Investing activities
Additions to property and equipment	(7,566)	(3,913)
Proceeds from sale of property and equipment	5	6
Net cash used in investing activities	(7,561)	(3,907)

Financing activities
Borrowings on revolving lines of credit	430	11,340
Payments on revolving lines of credit	—	(15,288)
Borrowings on long-term debt	5,000	—
Payments on long-term debt	(5,550)	(21,739)
Payment of taxes with shares withheld upon restricted stock vesting	(3,677)	(406)
Proceeds from the exercise of stock options	226	—
Net cash used in financing activities	(3,571)	(26,093)

Effect of exchange rate changes on cash	220	139

Net decrease in cash	(7,175)	(4,247)
Cash at beginning of fiscal period	17,687	67,755
Cash at end of fiscal period	$10,512	$63,508

Supplemental information for non-cash investing:
Purchases of property and equipment (included in accounts payable)	$947	$407

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 3, 2021	$0.01	48,838,261	$488	$873,048	$(19,003)	$(500,864)	$353,669
Net income		—	—	—	—	17,672	17,672
Stock-based compensation		—	—	869	—	—	869
Stock options exercised		52,183	1	225	—		226
Vesting of restricted stock awards		526,771	5	(5)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(3,677)	—	—	(3,677)
Foreign currency translation adjustment		—	—	—	703	—	703
Unrealized gain on financial instruments, net of $51 tax provision		—	—	—	143	—	143
Pension liability adjustment		—	—	—	(57)	—	(57)
Balance at July 3, 2021	$0.01	49,417,215	494	870,460	(18,214)	(483,192)	369,548

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708
Net loss		—	—	—	—	(16,670)	(16,670)
Stock-based compensation		—	—	832	—	—	832
Vesting of restricted stock awards		174,758	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(165)	—	—	(165)
Foreign currency translation adjustment		—	—	—	3,583	—	3,583
Unrealized gain on financial instruments, net of $1,393 tax provision		—	—	—	3,961	—	3,961
Pension liability adjustment		—	—	—	(219)	—	(219)
Balance at June 27, 2020	$0.01	48,491,317	485	867,332	(28,970)	(575,817)	263,030

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

July 3, 2021

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the Securities and Exchange Commission (“SEC”) on June 3, 2021 (the “2020 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All references herein to “fiscal 2021” refer to the 52-week fiscal year ending April 2, 2022, “fiscal 2020” refer to the 53-week fiscal year ended April 3, 2021, and “fiscal 2019” refer to the 52-week fiscal year ended March 28, 2020.

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”). On November 6, 2013, the Company completed its initial public offering (the “IPO”), at which time LGP held a controlling interest in the Company as the majority shareholder. During fiscal 2020, LGP sold common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company. As of July 3, 2021, The Container Store, Inc. (“TCS”) operates 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website, mobile site, call center, and in-home design consultants. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the first quarter of fiscal 2021, all stores were open. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended July 3, 2021 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of Our Annual elfa® Sale, which traditionally starts in late December and runs into February.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard in the first quarter of fiscal 2021 did not result in a material impact to the Company’s financial statements.

2.  Detail of certain balance sheet accounts

	July 3,	April 3,	June 27,
	2021	2021	2020
Accounts receivable, net:
Trade receivables, net	$16,801	$18,784	$14,678
Credit card receivables	10,362	8,445	9,297
Other receivables	2,129	1,720	1,394
	$29,292	$28,949	$25,369
Inventory:
Finished goods	$140,171	$126,311	$103,880
Raw materials	4,235	3,614	4,697
Work in progress	635	694	605
	$145,041	$130,619	$109,182
Accrued liabilities:
Accrued payroll, benefits and bonuses	$24,831	$30,028	$20,214
Unearned revenue	21,579	19,503	14,554
Accrued transaction and property tax	13,536	15,660	13,099
Gift cards and store credits outstanding	10,340	9,862	9,035
Accrued lease liabilities	34	34	1,311
Accrued interest	91	95	2,633
Accrued sales returns	3,428	3,381	8,165
Other accrued liabilities	6,366	7,988	6,951
	$80,205	$86,551	$75,962

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated Balance Sheets provided above. Unearned revenue was $19,503 as of April 3, 2021, and $17,292 was subsequently recognized into revenue for the thirteen weeks ended July 3, 2021. Gift cards and store credits outstanding was $9,862 as of April 3, 2021, and $1,276 was subsequently recognized into revenue for the thirteen weeks ended July 3, 2021. See Note 10 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include corporate headquarters, warehouse facilities, and 94 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that generally expire over the next 1 to 20 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment that are immaterial.

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

During the first quarter of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $2,200 remains deferred as of July 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties.

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

The components of lease costs for the thirteen weeks ended July 3, 2021 and June 27, 2020 were as follows:

	Thirteen Weeks Ended
	July 3, 2021	June 27, 2020
Operating lease costs	$21,840	$22,500
Variable lease costs	300	32
Total lease costs	$22,140	$22,532

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen weeks ended July 3, 2021 and June 27, 2020.

Supplemental cash flow information related to our leases for the thirteen weeks ended July 3, 2021 and June 27, 2020 were as follows:

	Thirteen Weeks Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$25,179	$11,434
Additions to right-of-use assets	$6,678	$28,943

Weighted average remaining operating lease term and incremental borrowing rate as of July 3, 2021 and June 27, 2020 were as follows:

	Thirteen Weeks Ended
	July 3, 2021	June 27, 2020
Weighted average remaining lease term (years)	6.7	7.1
Weighted average incremental borrowing rate	13.4%	14.5%

As of July 3, 2021, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$68,535
2 years	83,978
3 years	76,920
4 years	69,148
5 years	59,682
Thereafter	153,166
Total lease payments	$511,429
Less amount representing interest	(182,400)
Total lease liability	$329,029
Less current lease liability	(48,976)
Total noncurrent lease liability	$280,053
(1)	Operating lease payments exclude approximately $4,194 of legally binding minimum lease payments for leases signed but not yet commenced.

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

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted net income (loss) per common share calculations:

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020
Numerator:
Net income (loss)	$17,672	$(16,670)
Denominator:
Weighted-average common shares — basic	49,080,897	48,389,205
Nonvested restricted stock awards and other dilutive securities	1,367,319	—
Weighted-average common shares — diluted	50,448,216	48,389,205

Net income (loss) per common share — basic	$0.36	$(0.34)
Net income (loss) per common share — diluted	0.35	(0.34)
Antidilutive securities not included:
Stock options outstanding	1,658,924	2,545,383
Nonvested restricted stock awards	33,400	674,176

5.  Income taxes

The provision for income taxes in the thirteen weeks ended July 3, 2021 was $5,660 as compared to a benefit of $6,898 in the thirteen weeks ended June 27, 2020. The effective tax rate for the thirteen weeks ended July 3, 2021 was 24.3%, as compared to 29.3% in the thirteen weeks ended June 27, 2020. During the thirteen weeks ended July 3, 2021, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed income ("GILTI") provision. During the thirteen weeks ended June 27, 2020, the effective tax rate rose above the U.S. statutory rate, primarily due to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,248 as of July 3, 2021.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended July 3, 2021:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 3, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

Other comprehensive income (loss) before reclassifications, net of tax	876	(57)	703	1,522
Amounts reclassified to earnings, net of tax	(733)	—	—	(733)
Net current period other comprehensive income (loss)	143	(57)	703	789

Balance at July 3, 2021	$3,317	$(2,472)	$(19,059)	$(18,214)

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

During the thirteen weeks ended July 3, 2021 and June 27, 2020, the TCS segment used forward contracts for 82% and 63% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive loss until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended July 3, 2021 and June 27, 2020. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirteen weeks ended July 3, 2021, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $3,317 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at July 3, 2021, of which $834 represents an unrealized gain for settled foreign currency hedge instruments related to inventory on hand as of July 3, 2021. The Company expects the unrealized gain of $834, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of July 3, 2021, April 3, 2021 and June 27, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure and the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			July 3,	April 3,	June 27,
Description		Balance Sheet Location	2021	2021	2020
Assets
Nonqualified retirement plan	N/A	Other current assets	$6,089	$5,707	$5,350
Foreign currency forward contracts	Level 2	Other current assets	3,360	2,906	—
Total assets			$9,449	$8,613	$5,350

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of July 3, 2021, April 3, 2021 and June 27, 2020, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	July 3,	April 3,	June 27,
	2021	2021	2020
Senior secured term loan facility	$175,088	$174,064	$206,728
2019 Elfa revolving facilities	423	—	5,533
Obligations under finance leases	293	335	254
Revolving credit facility	—	—	58,000
Total fair value of debt	175,804	174,399	270,515

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

Thirteen Weeks Ended July 3, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$228,729	$16,586	$—	$245,315
Intersegment sales	—	15,693	(15,693)	—
Adjusted EBITDA	27,968	4,097	1,437	33,502
Interest expense, net	3,123	62	—	3,185
Assets (1)	985,454	105,386	(6,314)	1,084,526

Thirteen Weeks Ended June 27, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$139,386	$12,300	$—	$151,686
Intersegment sales	—	8,691	(8,691)	—
Adjusted EBITDA	1,725	2,937	(199)	4,463
Interest expense, net	4,848	102	—	4,950
Assets (1)	1,016,425	100,834	(6,798)	1,110,461

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income (loss) before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020
Income (loss) before taxes	$23,332	$(23,568)
Add:
Depreciation and amortization	8,201	8,949
Interest expense, net	3,185	4,950
Pre-opening costs (a)	594	9
Non-cash lease expense (b)	(3,355)	11,138
Stock-based compensation (c)	869	832
Management transition costs (d)	473	—
Foreign exchange losses (e)	11	121
COVID-19 costs (f)	192	1,223
COVID-19 severance (g)	—	809
Adjusted EBITDA	$33,502	$4,463

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased during the first quarter of fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which approximately $2,200 remains deferred as of July 3, 2021.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Includes costs incurred in the first quarter of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in the first quarter of fiscal 2020, which we do not consider in our evaluation of ongoing performance.

11. Stock-based compensation

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, including, without limitation impacts of, and our plans in response to, the COVID-19 pandemic, and anticipated capital expenditures and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the COVID-19 pandemic and the associated impact on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; overall decline in the health of the economy, consumer spending, and the housing market; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate consumer preferences and demand; competition from other stores and internet-based competition; vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; disruptions at our Elfa manufacturing facilities; deterioration or change in vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19; our payment terms for goods and services, and our negotiation of alternative terms for lease payments and other business contracts, each as a result of COVID-19; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third party transportation providers; our inability to effectively manage our online sales; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021 (the “2020 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2021.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2021 ends on April 2, 2022 and will include 52 weeks and fiscal 2020 ended on April 3, 2021 and included 53 weeks. The first quarter of fiscal 2021 ended on July 3, 2021 and the first quarter of fiscal 2020 ended on June 27, 2020, and both included thirteen weeks.

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

Our operations consist of two operating segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our installation services business. As of July 3, 2021, we operated 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, mobile site, call center, and in-home design consultants. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center in Aberdeen, Maryland, became fully operational in fiscal 2019.

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

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s first quarter of fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the first quarter of fiscal 2021, all stores were open. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

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

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020
Net sales	$245,315	$151,686
Cost of sales (excluding depreciation and amortization)	98,991	73,447
Gross profit	146,324	78,239
Selling, general, and administrative expenses (excluding depreciation and amortization)	110,148	86,265
Stock-based compensation	869	832
Pre-opening costs	594	9
Depreciation and amortization	8,201	8,949
Other expenses	—	809
Gain on disposal of assets	(5)	(7)
Income (loss) from operations	26,517	(18,618)
Interest expense, net	3,185	4,950
Income (loss) before taxes	23,332	(23,568)
Provision (benefit) for income taxes	5,660	(6,898)
Net income (loss)	$17,672	$(16,670)

Net income (loss) per common share — basic	$0.36	$(0.34)
Net income (loss) per common share — diluted	$0.35	$(0.34)

Weighted-average common shares — basic	49,080,897	48,389,205
Weighted-average common shares — diluted	50,448,216	48,389,205

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	40.4%	48.4%
Gross profit	59.6%	51.6%
Selling, general, and administrative expenses (excluding depreciation and amortization)	44.9%	56.9%
Stock‑based compensation	0.4%	0.5%
Pre‑opening costs	0.2%	0.0%
Depreciation and amortization	3.3%	5.9%
Other expenses	—%	0.5%
Gain on disposal of assets	(0.0)%	(0.0)%
Income (loss) from operations	10.8%	(12.3)%
Interest expense, net	1.3%	3.3%
Income (loss) before taxes	9.5%	(15.5)%
Provision (benefit) for income taxes	2.3%	(4.5)%
Net income (loss)	7.2%	(11.0)%
Operating data:
Number of stores at end of period (1)	94	93
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$33,502	$4,463
Adjusted net income (loss) (4)	$18,151	$(15,523)
Adjusted net income (loss) per common share — diluted (4)	$0.36	$(0.32)
(1)	In the first quarter of fiscal 2021, all 94 stores were open with strict health and safety protocols and adherence to local regulations. In the first quarter of fiscal 2020, the Company operated a total of 93 store locations, the majority of which were temporarily closed for at least seven days, as a result of COVID-19, and therefore were not considered comparable.

(2)	We have presented in the table above Adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

Additionally, this Management’s Discussion and Analysis also refers to the change in Elfa third-party net sales after the conversion of Elfa’s net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate, which is a financial measure not calculated in accordance with GAAP. The Company believes the disclosure of the change in

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020

Net income (loss)	$17,672	$(16,670)
Depreciation and amortization	8,201	8,949
Interest expense, net	3,185	4,950
Income tax provision (benefit)	5,660	(6,898)
EBITDA	34,718	(9,669)
Pre-opening costs (a)	594	9
Non-cash lease expense (b)	(3,355)	11,138
Stock-based compensation (c)	869	832
Management transition costs (d)	473	—
Foreign exchange losses (e)	11	121
COVID-19 costs (f)	192	1,223
COVID-19 severance (g)	—	809
Adjusted EBITDA	$33,502	$4,463

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in the thirteen weeks ended June 27, 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which approximately $2,200 remains deferred as of July 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Include costs incurred in the first quarter of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in the first quarter of fiscal 2020, which we do not consider in our evaluation of ongoing performance.

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

A reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per common share – diluted to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share – diluted is set forth below:

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020

Numerator:
Net income (loss)	$17,672	$(16,670)
Management transition costs (a)	473	—
COVID-19 costs (b)	192	1,223
COVID-19 severance (c)	—	809
Taxes (d)	(186)	(885)
Adjusted net income (loss)	$18,151	$(15,523)
Denominator:
Weighted-average common shares outstanding — diluted	50,448,216	48,389,205

Net income (loss) per common share — diluted	$0.35	$(0.34)
Adjusted net income (loss) per common share — diluted	$0.36	$(0.32)

(a)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(c)	Includes costs incurred in the first quarter of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in the first quarter of fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(d)	Tax impact of adjustments to net income (loss) which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended July 3, 2021 Compared to Thirteen Weeks Ended June 27, 2020

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended July 3, 2021 and June 27, 2020:

	July 3, 2021	% total	June 27, 2020	% total
TCS net sales	$228,729	93.2%	$139,386	91.9%
Elfa third party net sales	16,586	6.8%	12,300	8.1%
Net sales	$245,315	100.0%	$151,686	100.0%

Net sales in the thirteen weeks ended July 3, 2021 increased by $93,629, or 61.7%, compared to the thirteen weeks ended June 27, 2020. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended June 27, 2020	$151,686
Incremental net sales increase due to:
TCS net sales (including an offset of $33,456, or 50.7%, in online sales)	89,343
Elfa third party net sales (excluding impact of foreign currency translation)	2,112
Impact of foreign currency translation on Elfa third party net sales	2,174
Net sales for the thirteen weeks ended July 3, 2021	$245,315

The Company’s consolidated net sales for the thirteen weeks ended July 3, 2021 increased $93,629 or 61.7%, compared to the thirteen weeks ended June 27, 2020. TCS net sales increased $89,343 or 64.1%, with other product categories up 69.5%, contributing 3,500 basis points of the increase, and Custom Closets up 58.6%, contributing 2,910 basis points of the increase. Elfa third party net sales increased $4,286 or 34.8% in the thirteen weeks ended July 3, 2021. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended July 3, 2021 and the thirteen weeks ended June 27, 2020, Elfa third party net sales increased $2,112 or 17.2%.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the first quarter of fiscal 2021. We do not believe that comparable store sales will be a meaningful metric in fiscal 2021.

Gross profit and gross margin

Gross profit in the thirteen weeks ended July 3, 2021 increased by $68,085, or 87.0%, compared to the thirteen weeks ended June 27, 2020. The increase in gross profit was primarily the result of increased consolidated sales combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended July 3, 2021 and June 27, 2020 by segment and total. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	July 3, 2021	June 27, 2020
TCS gross margin	58.2%	49.8%
Elfa gross margin	36.6%	42.7%
Total gross margin	59.6%	51.6%

TCS gross margin increased 840 basis points primarily due to decreased shipping costs as a result of a lower mix of online sales combined with less promotional activity, partially offset by an unfavorable mix of lower margin product and service sales in the thirteen weeks ended July 3, 2021. Elfa gross margin decreased 610 basis points primarily due to higher direct material costs and unfavorable customer mix. In total, gross margin increased 800 basis points, primarily due to the increase in TCS gross margin during the thirteen weeks ended July 3, 2021, partially offset by the decrease in Elfa gross margin for the same period. We do not expect to see the same level of year over year gross margin improvement for the remainder of fiscal 2021, due to expected freight and shipping headwinds, along with expected higher commodity prices.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended July 3, 2021 increased by $23,883, or 27.7%, compared to the thirteen weeks ended June 27, 2020 as we restored certain expenses that were temporarily suspended in fiscal 2020 as part of our COVID-19 pandemic management strategy. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020
	% of Net sales	% of Net sales
TCS selling, general and administrative	41.8%	52.8%
Elfa selling, general and administrative	3.1%	4.1%
Total selling, general and administrative	44.9%	56.9%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 1,200 basis points primarily due to leverage of occupancy, payroll, marketing and other costs on higher sales during the thirteen weeks ended July 3, 2021.

Interest expense

Interest expense decreased by $1,765, or 35.6%, in the thirteen weeks ended July 3, 2021 to $3,185, as compared to $4,950 in the thirteen weeks ended June 27, 2020. The decrease is primarily due to a lower principal balance on the Senior Secured Term Loan Facility (as defined below) and decreased borrowings on the Revolving Credit Facility (as defined below).

Taxes

The provision for income taxes in the thirteen weeks ended July 3, 2021 was $5,660 as compared to a benefit of $6,898 in the thirteen weeks ended June 27, 2020. The effective tax rate for the thirteen weeks ended July 3, 2021 was 24.3%, as compared to 29.3% in the thirteen weeks ended June 27, 2020. The decrease in the effective tax rate is primarily due to the impact of permanent and discrete items on higher pre-tax income in the thirteen weeks ended July 3, 2021.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. In fiscal 2021, we expect total capital expenditures to be approximately $47,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opening in Annapolis, Maryland in the first quarter of fiscal 2021 and another anticipated in fiscal 2022. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At July 3, 2021, we had $10,512 of cash, of which $6,056 was held by our foreign subsidiaries. In addition, we had $96,830 of additional availability under the Revolving Credit Facility and approximately $12,426 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of July 3, 2021. There were $4,248 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020
Net cash provided by operating activities	$3,737	$25,614
Net cash used in investing activities	(7,561)	(3,907)
Net cash used in financing activities	(3,571)	(26,093)
Effect of exchange rate changes on cash	220	139
Net decrease in cash	$(7,175)	$(4,247)
Free cash flow (Non-GAAP) (1)	$(3,829)	$21,701
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $3,737 for the thirteen weeks ended July 3, 2021 and was comprised of net income of $17,672 and non-cash items of $14,523, partially offset by a net change in operating assets and liabilities of $28,458. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to increased unit levels to support increased sales trends and to account for longer lead times resulting from supply chain disruptions, combined with a decrease in accounts payable and accrued liabilities.

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

Our total capital expenditures for the thirteen weeks ended July 3, 2021 were $7,566. We incurred capital expenditures of $3,765 for technology investments and maintenance capital. We incurred capital expenditures of $2,621 for investments in our existing stores and new stores. We opened one new store during the thirteen weeks ended July 3, 2021. The remaining capital expenditures of $1,180 related to investments in our distribution centers.

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

Net cash used in financing activities was $3,571 for the thirteen weeks ended July 3, 2021. This included payments of $3,677 in taxes in connection with the withholding of shares upon vesting of restricted stock awards, and repayments of $550 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, partially offset by borrowings of $430 on the 2019 Elfa Revolving Facilities and proceeds of $226 from the exercise of stock options.

Net cash used in financing activities was $26,093 for the thirteen weeks ended June 27, 2020. This included net repayments of $20,000 on the Revolving Credit Facility and net repayments of $3,948 for the 2019 Elfa Revolving Facilities. In addition, the Company made payments of $1,739 for repayment of long-term indebtedness, and $406 for taxes paid with the withholding of shares upon vesting of restricted stock awards.

As of July 3, 2021, TCS had a total of $96,830 of unused borrowing availability under the Revolving Credit Facility and zero borrowings outstanding.

As of July 3, 2021, Elfa had a total of $12,426 of unused borrowing availability under the 2019 Elfa Revolving Facilities and $423 borrowings outstanding.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $3,829 for the thirteen weeks ended July 3, 2021, which decreased as compared to positive free cash flow of $21,701 for the thirteen weeks ended June 27, 2020. The decrease in free cash flow in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 reflects the many actions undertaken by the Company to preserve liquidity in the first quarter of fiscal 2020 as a result of COVID-19, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures. Additionally, during the first quarter of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which approximately $2,200 remains deferred as of July 3, 2021, and the modification of certain lease terms for a substantial portion of our leased properties.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	July 3,	June 27,
	2021	2020
Net cash provided by operating activities	$3,737	$25,614
Less: Additions to property and equipment	(7,566)	(3,913)
Free cash flow	$(3,829)	$21,701

Senior Secured Term Loan Facility

On April 6, 2012, The Container Store Group, Inc., The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. As of March 31, 2021, the Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended July 3, 2021, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of July 3, 2021, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $165,607, net of deferred financing costs, and the consolidated leverage ratio was less than 1.00.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Container Store Group, Inc. and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of July 3, 2021, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of July 3, 2021, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $12,849 as of July 3, 2021) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $13,433 as of July 3, 2021) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,920 as of July 3, 2021), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a

Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of July 3, 2021, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting policies and estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our 2020 Annual Report on Form 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report on Form 10-K. As of July 3, 2021, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements as disclosed in our 2020 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2021.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended July 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	11/12/20

10.1	Non-Employee Director Compensation Policy of The Container Store Group, Inc., third amended and restated as of April 6, 2021					*

10.2	Employment Agreement, dated April 22, 2021, between Dhritiman Saha and The Container Store Group, Inc.	10-K	001-36161	10.7	06/03/21

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation	*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101	*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: August 4, 2021	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: August 4, 2021	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)