Form 10-Q
period 2021-10-02
Container Store Group, Inc.
filed 2021-11-03
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,646,109 shares of its common stock outstanding as of October 29, 2021.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	October 2,	April 3,	September 26,
(In thousands)	2021	2021	2020
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$23,137	$17,687	$61,847
Accounts receivable, net	31,035	28,949	29,053
Inventory	173,141	130,619	117,715
Prepaid expenses	12,690	11,429	10,391
Income taxes receivable	840	93	93
Other current assets	13,354	14,547	12,926
Total current assets	254,197	203,324	232,025
Noncurrent assets:
Property and equipment, net	130,733	131,884	136,573
Noncurrent operating lease right-of-use assets	304,194	307,147	304,390
Goodwill	202,815	202,815	202,815
Trade names	227,476	227,669	226,562
Deferred financing costs, net	229	255	135
Noncurrent deferred tax assets, net	905	2,305	2,444
Other assets	2,660	3,070	3,110
Total noncurrent assets	869,012	875,145	876,029
Total assets	$1,123,209	$1,078,469	$1,108,054

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	October 2,	April 3,	September 26,
(In thousands, except share and per share amounts)	2021	2021	2020
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$86,232	$68,546	$85,680
Accrued liabilities	85,848	86,551	76,734
Current borrowings on revolving lines of credit	59	—	1,107
Current portion of long-term debt	2,136	2,166	6,970
Current operating lease liabilities	50,177	50,847	54,724
Income taxes payable	2,852	6,803	2,797
Total current liabilities	227,304	214,913	228,012
Noncurrent liabilities:
Long-term debt	164,194	163,818	236,955
Noncurrent operating lease liabilities	278,235	285,022	292,142
Noncurrent deferred tax liabilities, net	46,650	48,923	48,556
Other long-term liabilities	12,108	12,124	13,094
Total noncurrent liabilities	501,187	509,887	590,747
Total liabilities	728,491	724,800	818,759
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,545,153 shares issued at October 2, 2021; 48,838,261 shares issued at April 3, 2021; 48,570,280 shares issued at September 26, 2020	495	488	486
Additional paid-in capital	871,545	873,048	869,167
Accumulated other comprehensive loss	(21,325)	(19,003)	(24,741)
Retained deficit	(455,997)	(500,864)	(555,617)
Total shareholders’ equity	394,718	353,669	289,295
Total liabilities and shareholders’ equity	$1,123,209	$1,078,469	$1,108,054

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands, except share and per share amounts)(unaudited)	2021	2020	2021	2020
Net sales	$275,954	$248,241	$521,269	$399,927
Cost of sales (excluding depreciation and amortization)	112,416	102,183	211,407	175,630
Gross profit	163,538	146,058	309,862	224,297
Selling, general, and administrative expenses (excluding depreciation and amortization)	114,062	101,193	224,210	187,458
Stock-based compensation	1,086	1,977	1,955	2,809
Pre-opening costs	72	7	666	16
Depreciation and amortization	8,544	8,823	16,745	17,772
Other expenses	—	294	—	1,102
Gain on disposal of assets	—	—	(5)	(6)
Income from operations	39,774	33,764	66,291	15,146
Interest expense, net	3,186	4,491	6,371	9,441
Income before taxes	36,588	29,273	59,920	5,705
Provision for income taxes	9,393	9,073	15,053	2,175
Net income	$27,195	$20,200	$44,867	$3,530

Net income per common share — basic	$0.55	$0.42	$0.91	$0.07
Net income per common share — diluted	$0.54	$0.41	$0.88	$0.07

Weighted-average common shares — basic	49,468,324	48,513,826	49,274,611	48,451,508
Weighted-average common shares — diluted	50,217,614	48,782,505	51,112,668	48,630,246

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
(In thousands)(unaudited)	2021	2020	2021	2020
Net income	$27,195	$20,200	$44,867	$3,530
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($398), $747, ($347), and $2,140	(1,161)	1,920	(1,018)	5,881
Pension liability adjustment	72	(137)	15	(356)
Foreign currency translation adjustment	(2,022)	2,446	(1,319)	6,029
Comprehensive income	$24,084	$24,429	$42,545	$15,084

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	October 2,	September 26,
(In thousands) (unaudited)	2021	2020
Operating activities
Net income	$44,867	$3,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,745	17,772
Stock-based compensation	1,955	2,809
Gain on disposal of assets	(5)	(6)
Deferred tax expense (benefit)	454	(4,726)
Non-cash interest	940	931
Other	(247)	80
Changes in operating assets and liabilities:
Accounts receivable	(2,105)	(2,529)
Inventory	(42,836)	8,748
Prepaid expenses and other assets	(2,125)	(2,266)
Accounts payable and accrued liabilities	17,359	46,227
Net change in lease assets and liabilities	(4,493)	9,672
Income taxes	(5,562)	7,493
Other noncurrent liabilities	30	3,448
Net cash provided by operating activities	24,977	91,183

Investing activities
Additions to property and equipment	(14,585)	(6,864)
Proceeds from sale of property and equipment	5	6
Net cash used in investing activities	(14,580)	(6,858)

Financing activities
Borrowings on revolving lines of credit	24,923	22,242
Payments on revolving lines of credit	(24,863)	(30,849)
Borrowings on long-term debt	5,000	—
Payments on long-term debt	(5,597)	(81,482)
Payment of taxes with shares withheld upon restricted stock vesting	(4,677)	(406)
Proceeds from the exercise of stock options	226	—
Net cash used in financing activities	(4,988)	(90,495)

Effect of exchange rate changes on cash	41	262

Net increase (decrease) in cash	5,450	(5,908)
Cash at beginning of fiscal period	17,687	67,755
Cash at end of fiscal period	$23,137	$61,847

Supplemental information for non-cash investing:
Purchases of property and equipment (included in accounts payable)	$3,083	$548

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 3, 2021	$0.01	48,838,261	$488	$873,048	$(19,003)	$(500,864)	$353,669
Net income		—	—	—	—	17,672	17,672
Stock-based compensation		—	—	869	—	—	869
Stock options exercised		52,183	1	225	—		226
Vesting of restricted stock awards		526,771	5	(5)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	(3,677)	—	—	(3,677)
Foreign currency translation adjustment		—	—	—	703	—	703
Unrealized gain on financial instruments, net of $51 tax provision		—	—	—	143	—	143
Pension liability adjustment		—	—	—	(57)	—	(57)
Balance at July 3, 2021	$0.01	49,417,215	494	870,460	(18,214)	(483,192)	369,548
Net income		—	—	—	—	27,195	27,195
Stock-based compensation		—	—	1,086	—	—	1,086
Vesting of restricted stock awards		127,938	1	(1)	—	—	0
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	(2,022)	—	(2,022)
Unrealized gain on financial instruments, net of $398 tax benefit		—	—	—	(1,161)	—	(1,161)
Pension liability adjustment		—	—	—	72	—	72
Balance at October 2, 2021	$0.01	49,545,153	495	871,545	(21,325)	(455,997)	394,718

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity (continued)

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708
Net loss		—	—	—	—	(16,670)	(16,670)
Stock-based compensation		—	—	832	—	—	832
Vesting of restricted stock awards		174,758	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(165)	—	—	(165)
Foreign currency translation adjustment		—	—	—	3,583	—	3,583
Unrealized gain on financial instruments, net of $1,393 tax provision		—	—	—	3,961	—	3,961
Pension liability adjustment		—	—	—	(219)	—	(219)
Balance at June 27, 2020	$0.01	48,491,317	485	867,332	(28,970)	(575,817)	263,030
Net income		—	—	—	—	20,200	20,200
Stock-based compensation		—	—	1,836	—	—	1,836
Vesting of restricted stock awards		78,963	1	(1)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	2,446	—	2,446
Unrealized gain on financial instruments, net of $747 tax benefit		—	—	—	1,920	—	1,920
Pension liability adjustment		—	—	—	(137)	—	(137)
Balance at September 26, 2020	$0.01	48,570,280	486	869,167	(24,741)	(555,617)	289,295

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

October 2, 2021

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

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”). On November 6, 2013, the Company completed its initial public offering (the “IPO”), at which time LGP held a controlling interest in the Company as the majority shareholder. During fiscal 2020, LGP sold common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company. As of October 2, 2021, The Container Store, Inc. (“TCS”) operates 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website, mobile site, call center, and in-home design consultants. The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the second quarter of fiscal 2021, all stores were open. We continued to see a shift back to brick and mortar stores and a decrease in online channel sales year-over year. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Seasonality

The Company’s business has historically been moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended October 2, 2021 have not necessarily been indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of promotional campaigns. However, we do not expect fiscal 2021 sales and profitability to follow historical patterns due to various factors, including changes in promotional strategy and cadence, anticipated supply chain cost headwinds, and adding back costs to the business that were temporarily suspended during the pandemic.

Recent accounting pronouncements

In July 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2022. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

2.  Detail of certain balance sheet accounts

	October 2,	April 3,	September 26,
	2021	2021	2020
Accounts receivable, net:
Trade receivables, net	$19,010	$18,784	$16,080
Credit card receivables	9,650	8,445	11,483
Other receivables	2,375	1,720	1,490
	$31,035	$28,949	$29,053
Inventory:
Finished goods	$166,818	$126,311	$112,864
Raw materials	5,634	3,614	4,271
Work in progress	689	694	580
	$173,141	$130,619	$117,715
Accrued liabilities:
Accrued payroll, benefits and bonuses	$26,192	$30,028	$20,538
Unearned revenue	22,406	19,503	16,360
Accrued transaction and property tax	15,202	15,660	15,441
Gift cards and store credits outstanding	10,304	9,862	9,067
Accrued lease liabilities	31	34	1,045
Accrued interest	2,692	95	3,750
Accrued sales returns	3,195	3,381	3,321
Other accrued liabilities	5,826	7,988	7,212
	$85,848	$86,551	$76,734

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's Consolidated balance sheets provided above. Unearned revenue was $19,503 as of April 3, 2021, and $18,450 was subsequently recognized into revenue for the twenty-six weeks ended October 2, 2021. Gift cards and store credits outstanding was $9,862 as of April 3, 2021, and $2,120 was subsequently recognized into revenue for the twenty-six weeks ended October 2, 2021. See Note 10 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include our corporate headquarters, warehouse facilities, and 94 store locations. The corporate headquarters, warehouse facilities, and stores are under operating leases that generally expire over the next 1 to 20 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment that are immaterial.

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

During the first and second quarters of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments. Of the $11,900 of deferred cash lease payments, approximately $3,600 was repaid during the first half of fiscal 2021, and the remaining balance of $1,100 is expected to be repaid in the second half of fiscal 2021.

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

The components of lease costs for the thirteen and twenty-six weeks ended October 2, 2021 and September 26, 2020 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease costs	$21,859	$22,683	$43,695	$45,194
Variable lease costs	518	280	818	311
Total lease costs	$22,377	$22,963	$44,513	$45,505

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and twenty-six weeks ended October 2, 2021 and September 26, 2020.

Supplemental cash flow information related to our leases for the twenty-six weeks ended October 2, 2021 and September 26, 2020 were as follows:

	Twenty-Six Weeks Ended
	October 2, 2021	September 26, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$48,755	$35,207
Additions to right-of-use assets	$18,698	$32,817

Weighted average remaining operating lease term and incremental borrowing rate as of October 2, 2021 and September 26, 2020 were as follows:

	Twenty-Six Weeks Ended
	October 2, 2021	September 26, 2020
Weighted average remaining lease term (years)	6.5	7.0
Weighted average incremental borrowing rate	13.1%	14.0%

As of October 2, 2021, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$45,616
2 years	87,559
3 years	80,400
4 years	71,406
5 years	61,660
Thereafter	154,983
Total lease payments	$501,624
Less amount representing interest	(173,212)
Total lease liability	$328,412
Less current lease liability	(50,177)
Total noncurrent lease liability	$278,235
(1)	Operating lease payments exclude approximately $4,194 of legally binding minimum lease payments for one lease signed but not yet commenced.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Numerator:
Net income	$27,195	$20,200	$44,867	$3,530
Denominator:
Weighted-average common shares — basic	49,468,324	48,513,826	49,274,611	48,451,508
Nonvested restricted stock awards and other dilutive securities	749,290	268,679	1,838,057	178,738
Weighted-average common shares — diluted	50,217,614	48,782,505	51,112,668	48,630,246

Net income per common share — basic	$0.55	$0.42	$0.91	$0.07
Net income per common share — diluted	0.54	0.41	0.88	0.07
Antidilutive securities not included:
Stock options outstanding	1,729,250	2,285,867	1,861,136	2,515,767
Nonvested restricted stock awards	130,457	232,724	115,855	312,851

5.  Income taxes

The provision for income taxes in the thirteen weeks ended October 2, 2021 was $9,393 as compared to a provision of $9,073 in the thirteen weeks ended September 26, 2020. The effective tax rate for the thirteen weeks ended October 2, 2021 was 25.7%, as compared to 31.0% in the thirteen weeks ended September 26, 2020. During the thirteen weeks ended October 2, 2021, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes and the impact of the global intangible low-taxed income (“GILTI”). During the thirteen weeks ended September 26, 2020, the effective tax rate rose above the U.S. statutory rate, primarily due to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision from the Tax Cuts and Jobs Act of 2017.

The provision for income taxes in the twenty-six weeks ended October 2, 2021 was $15,053 as compared to $2,175 in the twenty-six weeks ended September 26, 2020. The effective tax rate for the twenty-six weeks ended October 2, 2021 was 25.1%, as compared to 38.1% in the twenty-six weeks ended September 26, 2020. During the twenty-six weeks ended October 2, 2021, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes and the impact of the GILTI provision. During the twenty-six weeks ended September 26, 2020, the effective tax rate rose above the U.S. statutory rate, primarily due to stock-based compensation, U.S. state income taxes, and the impact of the GILTI provision.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,255 as of October 2, 2021.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended October 2, 2021:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 3, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

Other comprehensive income (loss) before reclassifications, net of tax	103	15	(1,319)	(1,201)
Amounts reclassified to earnings, net of tax	(1,121)	—	—	(1,121)
Net current period other comprehensive (loss) income	(1,018)	15	(1,319)	(2,322)

Balance at October 2, 2021	$2,156	$(2,400)	$(21,081)	$(21,325)

Amounts reclassified from AOCL to earnings for the foreign currency forward contracts category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 8.

8.  Foreign currency forward contracts

The Company’s international operations and purchases of inventory products from foreign suppliers are subject to certain opportunities and risks, including foreign currency fluctuations. In the TCS segment, we utilize foreign currency forward contracts in Swedish krona to stabilize our retail gross margins and to protect our domestic operations from downward currency exposure by hedging purchases of inventory from our wholly-owned subsidiary, Elfa. Forward contracts in the TCS segment are designated as cash flow hedges, as defined by ASC 815, Derivatives and Hedging. In the Elfa segment, we utilize foreign currency forward contracts to hedge purchases, primarily of raw materials, that are transacted in currencies other than Swedish krona, which is the functional currency of Elfa. Forward contracts in the Elfa segment are economic hedges and are not designated as cash flow hedges as defined by ASC 815.

During the twenty-six weeks ended October 2, 2021 and September 26, 2020, the TCS segment used forward contracts for 91% and 83% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded in other comprehensive loss until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended October 2, 2021 and September 26, 2020. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the twenty-six weeks ended October 2, 2021, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company recognized a $2,156 gain in accumulated other comprehensive loss related to foreign currency hedge instruments at October 2, 2021, of which $924 represents an unrealized gain for settled foreign currency hedge instruments related to inventory on hand as of October 2, 2021. The Company expects the unrealized gain of $924, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive loss, net of taxes, is presented in Note 7 of these financial statements.

9.  Fair value measurements

Under GAAP, the Company is required to a) measure certain assets and liabilities at fair value and b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:

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

As of October 2, 2021, April 3, 2021 and September 26, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure and the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements:

			October 2,	April 3,	September 26,
Description		Balance Sheet Location	2021	2021	2020
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,659	$5,707	$5,377
Foreign currency forward contracts	Level 2	Other current assets	1,667	2,906	241
Total assets			$5,326	$8,613	$5,618

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of October 2, 2021, April 3, 2021 and September 26, 2020, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	October 2,	April 3,	September 26,
	2021	2021	2020
Senior secured term loan facility	$174,870	$174,064	$236,431
2019 Elfa revolving facilities	59	—	1,107
Obligations under finance leases	265	335	273
Revolving credit facility	—	—	—
Total fair value of debt	175,194	174,399	237,811

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

Thirteen Weeks Ended October 2, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$259,378	$16,576	$—	$275,954
Intersegment sales	—	17,412	(17,412)	—
Adjusted EBITDA	41,676	4,112	1,960	47,748
Interest expense, net	3,097	89	—	3,186
Assets (1)	1,021,211	106,888	(4,890)	1,123,209

Thirteen Weeks Ended September 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$233,004	$15,237	$—	$248,241
Intersegment sales	—	14,892	(14,892)	—
Adjusted EBITDA	38,278	5,736	69	44,083
Interest expense, net	4,395	96	—	4,491
Assets (1)	1,012,629	102,180	(6,755)	1,108,054

Twenty-Six Weeks Ended October 2, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$488,108	$33,161	$—	$521,269
Intersegment sales	—	33,105	(33,105)	—
Adjusted EBITDA	69,644	8,209	3,397	81,250
Interest expense, net	6,220	151	—	6,371
Assets (1)	1,021,211	106,888	(4,890)	1,123,209

Twenty-Six Weeks Ended September 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$372,390	$27,537	$—	$399,927
Intersegment sales	—	23,584	(23,584)	—
Adjusted EBITDA	40,003	8,673	(130)	48,546
Interest expense, net	9,242	199	—	9,441
Assets (1)	1,012,629	102,180	(6,755)	1,108,054

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Income before taxes	$36,588	$29,273	$59,920	$5,705
Add:
Depreciation and amortization	8,544	8,823	16,745	17,772
Interest expense, net	3,186	4,491	6,371	9,441
Pre-opening costs (a)	72	7	666	16
Non-cash lease expense (b)	(1,722)	(1,065)	(5,077)	10,073
Stock-based compensation (c)	1,086	1,977	1,955	2,809
Management transition costs (d)	—	—	473	—
Foreign exchange losses (e)	(6)	8	5	129
COVID-19 costs (f)	—	273	192	1,496
COVID-19 severance (g)	—	296	—	1,105
Adjusted EBITDA	$47,748	$44,083	$81,250	$48,546

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased during the first half of fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments. Of the $11,900 of deferred cash lease payments, approximately $3,600 was repaid during the first half of fiscal 2021, and the remaining balance of $1,100 is expected to be repaid in the second half of fiscal 2021.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and the first half of fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Includes costs incurred in the first half of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, including, without limitation impacts of, and our plans in response to, the COVID-19 pandemic, and anticipated capital expenditures and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the COVID-19 pandemic and the associated impact on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; overall decline in the health of the economy, consumer spending, and the housing market; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate consumer preferences and demand; competition from other stores and internet-based competition; vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; disruptions at our Elfa manufacturing facilities; deterioration or change in vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19; our payment terms for goods and services, and our negotiation of alternative terms for lease payments and other business contracts, each as a result of COVID-19; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021 (the “2020 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2021.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2021 ends on April 2, 2022 and will include 52 weeks and fiscal 2020 ended on April 3, 2021 and included 53 weeks. The second quarter of fiscal 2021 ended on October 2, 2021 and the second quarter of fiscal 2020 ended on September 26, 2020, and both included thirteen weeks.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two operating segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our installation services business. As of October 2, 2021, we operated 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, mobile site, call center, and in-home design consultants. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland.

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

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the second quarter of fiscal 2021, all stores were open. We continued to see a shift back to brick and mortar stores and a decrease in online channel sales year-over year. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net sales	$275,954	$248,241	$521,269	$399,927
Cost of sales (excluding depreciation and amortization)	112,416	102,183	211,407	175,630
Gross profit	163,538	146,058	309,862	224,297
Selling, general, and administrative expenses (excluding depreciation and amortization)	114,062	101,193	224,210	187,458
Stock-based compensation	1,086	1,977	1,955	2,809
Pre-opening costs	72	7	666	16
Depreciation and amortization	8,544	8,823	16,745	17,772
Other expenses	—	294	—	1,102
Gain on disposal of assets	—	—	(5)	(6)
Income from operations	39,774	33,764	66,291	15,146
Interest expense, net	3,186	4,491	6,371	9,441
Income before taxes	36,588	29,273	59,920	5,705
Provision for income taxes	9,393	9,073	15,053	2,175
Net income	$27,195	$20,200	$44,867	$3,530

Net income per common share — basic	$0.55	$0.42	$0.91	$0.07
Net income per common share — diluted	$0.54	$0.41	$0.88	$0.07

Weighted-average common shares — basic	49,468,324	48,513,826	49,274,611	48,451,508
Weighted-average common shares — diluted	50,217,614	48,782,505	51,112,668	48,630,246

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	40.7%	41.2%	40.6%	43.9%
Gross profit	59.3%	58.8%	59.4%	56.1%
Selling, general, and administrative expenses (excluding depreciation and amortization)	41.3%	40.8%	43.0%	46.9%
Stock‑based compensation	0.4%	0.8%	0.4%	0.7%
Pre‑opening costs	0.0%	0.0%	0.1%	0.0%
Depreciation and amortization	3.1%	3.6%	3.2%	4.4%
Other expenses	—%	0.1%	—%	0.3%
Gain on disposal of assets	—%	—%	(0.0)%	(0.0)%
Income from operations	14.4%	13.6%	12.7%	3.8%
Interest expense, net	1.2%	1.8%	1.2%	2.4%
Income before taxes	13.3%	11.8%	11.5%	1.4%
Provision for income taxes	3.4%	3.7%	2.9%	0.5%
Net income	9.9%	8.1%	8.6%	0.9%
Operating data:
Number of stores at end of period (1)	94	93	94	93
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$47,748	$44,083	$81,250	$48,546
Adjusted net income (4)	$27,197	$20,930	$45,348	$5,407
Adjusted net income per common share — diluted (4)	$0.54	$0.43	$0.89	$0.11
(1)	In the first half of fiscal 2021, all 94 stores were open with strict health and safety protocols and adherence to local regulations. In the first quarter of fiscal 2020, the Company operated a total of 93 store locations, the majority of which were temporarily closed for at least seven days, as a result of COVID-19, and therefore were not considered comparable. During the second quarter of fiscal 2020, all 93 stores were open and operating at close to normalized schedules, with limited capacity.

(2)	We have presented in the table above Adjusted EBITDA, adjusted net income, and adjusted net income per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020

Net income	$27,195	$20,200	$44,867	$3,530
Depreciation and amortization	8,544	8,823	16,745	17,772
Interest expense, net	3,186	4,491	6,371	9,441
Income tax provision	9,393	9,073	15,053	2,175
EBITDA	48,318	42,587	83,036	32,918
Pre-opening costs (a)	72	7	666	16
Non-cash lease expense (b)	(1,722)	(1,065)	(5,077)	10,073
Stock-based compensation (c)	1,086	1,977	1,955	2,809
Management transition costs (d)	—	—	473	—
Foreign exchange losses (e)	(6)	8	5	129
COVID-19 costs (f)	—	273	192	1,496
COVID-19 severance (g)	—	296	—	1,105
Adjusted EBITDA	$47,748	$44,083	$81,250	$48,546

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in the first half of fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments. Of the $11,900 of deferred cash lease payments, approximately $3,600 was repaid during the first half of fiscal 2021, and the remaining $1,100 is expected to be repaid in the second half of fiscal 2021.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and the first half fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Include costs incurred in the first half of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

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

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020

Numerator:
Net income	$27,195	$20,200	$44,867	$3,530
Management transition costs (a)	—	—	473	—
COVID-19 costs (b)	—	273	192	1,496
COVID-19 severance (c)	—	294	—	1,103
Taxes (d)	2	163	(184)	(722)
Adjusted net income	$27,197	$20,930	$45,348	$5,407
Denominator:
Weighted-average common shares outstanding — diluted	50,217,614	48,782,505	51,112,668	48,630,246

Net income per common share — diluted	$0.54	$0.41	$0.88	$0.07
Adjusted net income per common share — diluted	$0.54	$0.43	$0.89	$0.11

(a)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and the first half of fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(c)	Includes costs incurred in the first half of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(d)	Tax impact of adjustments to net income which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended October 2, 2021 Compared to Thirteen Weeks Ended September 26, 2020

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended October 2, 2021 and September 26, 2020:

	October 2, 2021	% total	September 26, 2020	% total
TCS net sales	$259,378	94.0%	$233,004	93.9%
Elfa third-party net sales	16,576	6.0%	15,237	6.1%
Net sales	$275,954	100.0%	$248,241	100.0%

Net sales in the thirteen weeks ended October 2, 2021 increased $27,713, or 11.2%, compared to the thirteen weeks ended September 26, 2020. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended September 26, 2020	$248,241
Incremental net sales increase due to:
TCS net sales (including a $10,505, or 23.9%, decrease in online sales)	26,374
Elfa third-party net sales (excluding impact of foreign currency translation)	867
Impact of foreign currency translation on Elfa third-party net sales	472
Net sales for the thirteen weeks ended October 2, 2021	$275,954

TCS net sales increased $26,374 or 11.3%, with Custom Closets up 22.1%, contributing 960 basis points of the increase and other product categories up 3.1%, contributing 170 basis points of the increase. Elfa third-party net sales increased $1,339 or 8.8% in the thirteen weeks ended October 2, 2021. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended October 2, 2021 and the thirteen weeks ended September 26, 2020, Elfa third-party net sales increased 5.7%.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the second quarter of fiscal 2021. We do not believe that comparable store sales will be a meaningful metric in fiscal 2021.

Gross profit and gross margin

Gross profit in the thirteen weeks ended October 2, 2021 increased $17,480, or 12.0%, compared to the thirteen weeks ended September 26, 2020. The increase in gross profit was primarily the result of increased consolidated net sales combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended October 2, 2021 and September 26, 2020 by segment and total. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	October 2, 2021	September 26, 2020
TCS gross margin	58.1%	57.5%
Elfa gross margin	31.8%	39.8%
Total gross margin	59.3%	58.8%

TCS gross margin increased 60 basis points primarily due to decreased shipping costs as a result of a lower mix of online sales, combined with less promotional activity and a favorable mix of products and services, partially offset by increased freight costs in the second quarter of fiscal 2021. Elfa gross margin decreased 800 basis points primarily due to higher direct material costs and unfavorable customer mix. In total, gross margin increased 50 basis points, primarily due to the increase in TCS gross margin during the thirteen weeks ended October 2, 2021, partially offset by the decrease in Elfa gross margin for the same period.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended October 2, 2021 increased $12,869, or 12.7%, compared to the thirteen weeks ended September 26, 2020 as we restored certain expenses that were temporarily suspended in fiscal 2020 as part of our COVID-19 pandemic management strategy. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended October 2, 2021 and September 26, 2020:

	October 2, 2021	September 26, 2020
	% of Net sales	% of Net sales
TCS selling, general and administrative	38.9%	38.3%
Elfa selling, general and administrative	2.4%	2.5%
Total selling, general and administrative	41.3%	40.8%

Total selling, general and administrative expenses as a percentage of consolidated net sales increased 50 basis points primarily due to increased compensation and benefits costs, partially offset by leverage of occupancy and other costs on higher sales during the thirteen weeks ended October 2, 2021.

Interest expense

Interest expense decreased by $1,305, or 29.1%, in the thirteen weeks ended October 2, 2021 to $3,186, as compared to $4,491 in the thirteen weeks ended September 26, 2020. The decrease is primarily due to a lower principal balance on the Senior Secured Term Loan Facility (as defined below) combined with lower interest rates.

Taxes

The provision for income taxes in the thirteen weeks ended October 2, 2021 was $9,393 as compared to $9,073 in the thirteen weeks ended September 26, 2020. The effective tax rate for the thirteen weeks ended October 2, 2021 was 25.7%, as compared to 31.0% in the thirteen weeks ended September 26, 2020. The decrease in the effective tax rate is primarily due to the impact of permanent and discrete items on higher pre-tax income in the thirteen weeks ended October 2, 2021.

Twenty-Six Weeks Ended October 2, 2021 Compared to Twenty-Six Weeks Ended September 26, 2020

Net sales

The following table summarizes our net sales for each of the twenty-six weeks ended October 2, 2021 and September 26, 2020:

	October 2, 2021	% total	September 26, 2020	% total
TCS net sales	$488,108	93.6%	$372,390	93.1%
Elfa third-party net sales	33,161	6.4%	27,537	6.9%
Net sales	$521,269	100.0%	$399,927	100.0%

Net sales in the twenty-six weeks ended October 2, 2021 increased $121,342, or 30.3%, compared to the twenty-six weeks ended September 26, 2020. This increase was comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended September 26, 2020	$399,927
Incremental net sales increase due to:
TCS net sales (including a $43,961, or 40%, decrease in online sales)	115,718
Elfa third-party net sales (excluding impact of foreign currency translation)	2,978
Impact of foreign currency translation on Elfa third-party net sales	2,646
Net sales for the twenty-six weeks ended October 2, 2021	$521,269

TCS net sales increased $115,718 or 31.1%, with Custom Closets up 36.9%, contributing 1690 basis points of the increase, and other product categories up 26.1%, contributing 1420 basis points of the increase. Elfa third-party net sales increased $5,624 or 20.4% in the twenty-six weeks ended October 2, 2021. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended October 2, 2021 and the twenty-six weeks ended September 26, 2020, Elfa third-party net sales increased $2,978 or 10.8%.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the twenty-six weeks ended October 2, 2021. We do not believe that comparable store sales will be a meaningful metric in fiscal 2021.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended October 2, 2021 increased $85,565, or 38.1%, compared to the twenty-six weeks ended September 26, 2020. The increase in gross profit was primarily the result of increased consolidated net sales combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended October 2, 2021 and September 26, 2020 by segment and total. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	October 2, 2021	September 26, 2020
TCS gross margin	58.2%	54.6%
Elfa gross margin	34.1%	41.0%
Total gross margin	59.4%	56.1%

TCS gross margin increased 360 basis points primarily due to less promotional activity combined with decreased shipping costs as a result of a lower mix of online sales, and partially offset by increased freight costs in the first half of fiscal 2021. Elfa gross margin decreased 690 basis points primarily due to higher direct material costs and unfavorable customer mix. In total, gross margin increased 330 basis points primarily due to the increase in TCS gross margin during the twenty-six weeks ended October 2, 2021, partially offset by the decrease in Elfa gross margin for the same period. In the second half of fiscal 2021, we expect year-over-year consolidated gross margin declines as the mix between brick-and-mortar sales and online sales stabilizes as compared to the prior year, combined with continued headwinds from freight costs.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended October 2, 2021 increased $36,752, or 19.6%, compared to the twenty-six weeks ended September 26, 2020 as we restored certain expenses that were temporarily suspended in fiscal 2020 as part of our COVID-19 pandemic management strategy. As a percentage of consolidated net sales, SG&A decreased by 390 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the twenty-six weeks ended October 2, 2021 and September 26, 2020:

	October 2, 2021	September 26, 2020
	% of Net sales	% of Net sales
TCS selling, general and administrative	40.2%	43.8%
Elfa selling, general and administrative	2.8%	3.1%
Total selling, general and administrative	43.0%	46.9%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 390 basis points primarily due to leverage of occupancy, marketing and other costs on higher sales, partially offset by an increase in compensation and benefit costs in the twenty-six weeks ended October 2, 2021. In the second half of fiscal 2021, we expect increases in SG&A as a percentage of consolidated net sales as compared to the prior year due to expected deleverage of fixed costs on lower sales, combined with the restoration of certain compensation and benefits costs that were temporarily suspended during the pandemic.

Interest expense

Interest expense decreased by $3,070, or 32.5%, in the twenty-six weeks ended October 2, 2021 to $6,371, as compared to $9,441 in the twenty-six weeks ended September 26, 2020. The decrease is primarily due to a lower principal balance on the Senior Secured Term Loan Facility (as defined below) combined with lower interest rates and decreased borrowings on the Revolving Credit Facility (as defined below).

Taxes

The provision for income taxes in the twenty-six weeks ended October 2, 2021 was $15,053 as compared to $2,175 in the twenty-six weeks ended September 26, 2020. The effective tax rate for the twenty-six weeks ended October 2, 2021 was 25.1%, as compared to 38.1% in the twenty-six weeks ended September 26, 2020. The decrease in the effective tax rate is primarily due to the impact of permanent and discrete items on higher pre-tax income in the twenty-six weeks ended October 2, 2021.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. In fiscal 2021, we expect total capital expenditures to be approximately $47,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of our new store in Annapolis, Maryland, which opened in the first quarter of fiscal 2021, and another new store anticipated in fiscal 2022. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At October 2, 2021, we had $23,137 of cash, of which $4,934 was held by our foreign subsidiaries. In addition, we had $96,830 of additional availability under the Revolving Credit Facility and approximately $12,498 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of October 2, 2021. There were $4,255 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Twenty-Six Weeks Ended
	October 2,	September 26,
	2021	2020
Net cash provided by operating activities	$24,977	$91,183
Net cash used in investing activities	(14,580)	(6,858)
Net cash used in financing activities	(4,988)	(90,495)
Effect of exchange rate changes on cash	41	262
Net increase (decrease) in cash	$5,450	$(5,908)
Free cash flow (Non-GAAP) (1)	$10,392	$84,319
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $24,977 for the twenty-six weeks ended October 2, 2021 and was comprised of net income of $44,867 and non-cash items of $19,842, partially offset by a net change in operating assets and liabilities of $39,732. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to increased freight and commodity costs, combined with increased unit levels to support increased sales trends and to account for longer lead times resulting from supply chain disruptions.

Net cash provided by operating activities was $91,183 for the twenty-six weeks ended September 26, 2020 and was comprised of a net change in operating assets and liabilities of $70,793, non-cash items of $16,860 and net income of $3,530. The net change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities, combined with a decrease in merchandise inventory and cash operating lease payments. The increase in accounts payable and accrued liabilities was primarily due to a shift in timing of merchandise inventory purchases combined with a temporary increase in vendor payment terms.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers.

Our total capital expenditures for the twenty-six weeks ended October 2, 2021 were $14,585. We incurred capital expenditures of $6,761 for technology investments and maintenance capital. We incurred capital expenditures of $5,462 for investments in our existing stores and new stores. We opened one new store during the twenty-six weeks ended October 2, 2021. The remaining capital expenditures of $2,362 related to investments in our distribution centers.

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

Net cash used in financing activities was $4,988 for the twenty-six weeks ended October 2, 2021. This included tax payments of $4,677 in connection with the withholding of shares upon vesting of restricted stock awards, and repayments of $597 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, partially offset by proceeds of $226 from the exercise of stock options and net borrowings of $60 on the 2019 Elfa Revolving Facilities.

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

As of October 2, 2021, TCS had a total of $96,830 of unused borrowing availability and zero borrowings outstanding under the Revolving Credit Facility.

As of October 2, 2021, Elfa had a total of $12,498 of unused borrowing availability and $59 of borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated free cash flow of $10,392 for the twenty-six weeks ended October 2, 2021, which decreased as compared to free cash flow of $84,319 for the twenty-six weeks ended September 26, 2020. The decrease in free cash flow in the first half of fiscal 2021 compared to the first half of fiscal 2020 reflects the many actions undertaken by the Company to preserve liquidity in the first half of fiscal 2020 as a result of COVID-19, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures. Additionally, during the first and second quarters of fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments. Of the $11,900 of deferred cash lease payments, approximately $3,600 was repaid during the first half of fiscal 2021, and the remaining balance of $1,100 is expected to be repaid in the second half of fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	October 2,	September 26,
	2021	2020
Net cash provided by operating activities	$24,977	$91,183
Less: Additions to property and equipment	(14,585)	(6,864)
Free cash flow	$10,392	$84,319

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended October 2, 2021, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of October 2, 2021, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $166,065, net of deferred financing costs, and the consolidated leverage ratio was less than 1.00.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of October 2, 2021, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On November 25, 2020, the Company entered into Amendment No. 5 (the “Fifth Amendment”). The Fifth Amendment amends the Revolving Credit Facility to extend the maturity date to the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

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

The Revolving Credit Facility is secured by (a) a first-priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non-guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by the Company and each of The Container Store, Inc.’s U.S. subsidiaries.

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of October 2, 2021, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $12,557 as of October 2, 2021) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $13,128 as of October 2, 2021) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,854 as of October 2, 2021), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of October 2, 2021, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report on Form 10-K. As of October 2, 2021, there were no significant changes to any of our critical accounting policies and estimates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2021.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended October 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/08/21

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: November 3, 2021	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: November 3, 2021	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)