Form 10-Q
period 2022-01-01
Container Store Group, Inc.
filed 2022-02-09
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,646,109 shares of its common stock outstanding as of February 4, 2022.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	January 1,	April 3,	December 26,
(In thousands)	2022	2021	2020
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$19,008	$17,687	$27,895
Accounts receivable, net	32,565	28,949	31,799
Inventory	196,641	130,619	138,989
Prepaid expenses	13,076	11,429	10,143
Income taxes receivable	1,055	93	93
Other current assets	9,997	14,547	19,103
Total current assets	272,342	203,324	228,022
Noncurrent assets:
Property and equipment, net	134,810	131,884	134,746
Noncurrent operating lease right-of-use assets	342,980	307,147	305,259
Goodwill	221,183	202,815	202,815
Trade names	226,182	227,669	230,187
Deferred financing costs, net	216	255	269
Noncurrent deferred tax assets, net	796	2,305	2,503
Other assets	2,576	3,070	4,381
Total noncurrent assets	928,743	875,145	880,160
Total assets	$1,201,085	$1,078,469	$1,108,182

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	January 1,	April 3,	December 26,
(In thousands, except share and per share amounts)	2022	2021	2020
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$70,983	$68,546	$86,319
Accrued liabilities	98,273	86,551	88,080
Current borrowings on revolving lines of credit	—	—	—
Current portion of long-term debt	2,117	2,166	2,186
Current operating lease liabilities	52,486	50,847	54,719
Income taxes payable	416	6,803	8,859
Total current liabilities	224,275	214,913	240,163
Noncurrent liabilities:
Long-term debt	196,626	163,818	188,890
Noncurrent operating lease liabilities	313,414	285,022	291,710
Noncurrent deferred tax liabilities, net	50,925	48,923	51,465
Other long-term liabilities	9,208	12,124	13,415
Total noncurrent liabilities	570,173	509,887	545,480
Total liabilities	794,448	724,800	785,643
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,618,747 shares issued at January 1, 2022; 48,838,261 shares issued at April 3, 2021; 48,573,694 shares issued at December 26, 2020	496	488	486
Additional paid-in capital	873,088	873,048	870,739
Accumulated other comprehensive loss	(24,643)	(19,003)	(12,738)
Retained deficit	(442,304)	(500,864)	(535,948)
Total shareholders’ equity	406,637	353,669	322,539
Total liabilities and shareholders’ equity	$1,201,085	$1,078,469	$1,108,182

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
(In thousands, except share and per share amounts) (unaudited)	2022	2020	2022	2020
Net sales	$267,304	$275,478	$788,573	$675,405
Cost of sales (excluding depreciation and amortization)	114,956	115,991	326,363	291,621
Gross profit	152,348	159,487	462,210	383,784
Selling, general, and administrative expenses (excluding depreciation and amortization)	120,268	115,870	344,478	303,328
Stock-based compensation	1,204	2,177	3,159	4,986
Pre-opening costs	20	95	686	111
Depreciation and amortization	8,667	8,498	25,412	26,270
Other (income) expenses	—	(13)	—	1,089
(Gain) loss on disposal of assets	(9)	18	(14)	12
Income from operations	22,198	32,842	88,489	47,988
Interest expense, net	3,213	4,099	9,584	13,540
Loss on extinguishment of debt	—	893	—	893
Income before taxes	18,985	27,850	78,905	33,555
Provision for income taxes	5,292	8,181	20,345	10,356
Net income	$13,693	$19,669	$58,560	$23,199

Net income per common share — basic	$0.28	$0.40	$1.19	$0.48
Net income per common share — diluted	$0.27	$0.40	$1.16	$0.47

Weighted-average common shares — basic	49,611,468	48,570,843	49,386,897	48,491,286
Weighted-average common shares — diluted	50,298,101	49,513,225	50,310,320	48,950,253

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
(In thousands) (unaudited)	2022	2020	2022	2020
Net income	$13,693	$19,669	$58,560	$23,199
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($385), $2,267, ($732), and $4,407	(1,087)	5,919	(2,105)	11,800
Pension liability adjustment	99	(341)	114	(697)
Foreign currency translation adjustment	(2,330)	6,425	(3,649)	12,454
Comprehensive income	$10,375	$31,672	$52,920	$46,756

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	January 1,	December 26,
(In thousands) (unaudited)	2022	2020
Operating activities
Net income	$58,560	$23,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,412	26,270
Stock-based compensation	3,159	4,986
(Gain) loss on disposal of assets	(14)	12
Loss on extinguishment of debt	—	893
Deferred tax expense (benefit)	4,459	(6,203)
Non-cash interest	1,412	1,393
Other	(264)	48
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(3,729)	(2,962)
Inventory	(64,945)	(10,430)
Prepaid expenses and other assets	(767)	(823)
Accounts payable and accrued liabilities	11,161	55,596
Net change in lease assets and liabilities	(5,680)	8,311
Income taxes	(8,221)	13,353
Other noncurrent liabilities	(2,614)	3,046
Net cash provided by operating activities	17,929	116,689

Investing activities
Additions to property and equipment	(24,029)	(11,670)
Closet Works acquisition, net of cash acquired	(19,445)	—
Proceeds from sale of property and equipment	17	65
Net cash used in investing activities	(43,457)	(11,605)

Financing activities
Borrowings on revolving lines of credit	48,913	36,292
Payments on revolving lines of credit	(48,913)	(46,202)
Borrowings on long-term debt	38,000	200,000
Payments on long-term debt	(6,633)	(330,403)
Payment of debt issuance costs	—	(5,579)
Payment of taxes with shares withheld upon restricted stock vesting	(4,677)	(412)
Proceeds from the exercise of stock options	566	—
Net cash provided by (used in) financing activities	27,256	(146,304)

Effect of exchange rate changes on cash	(407)	1,360

Net increase (decrease) in cash	1,321	(39,860)
Cash at beginning of fiscal period	17,687	67,755
Cash at end of fiscal period	$19,008	$27,895

Supplemental information for non-cash investing:
Purchases of property and equipment (included in accounts payable)	$3,978	$732

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 3, 2021	$0.01	48,838,261	$488	$873,048	$(19,003)	$(500,864)	$353,669
Net income		—	—	—	—	17,672	17,672
Stock-based compensation		—	—	869	—	—	869
Stock options exercised		52,183	1	225	—		226
Vesting of restricted stock awards		526,771	5	(5)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(3,677)	—	—	(3,677)
Foreign currency translation adjustment		—	—	—	703	—	703
Unrealized gain on financial instruments, net of $51 tax provision		—	—	—	143	—	143
Pension liability adjustment		—	—	—	(57)	—	(57)
Balance at July 3, 2021	$0.01	49,417,215	494	870,460	(18,214)	(483,192)	369,548
Net income		—	—	—	—	27,195	27,195
Stock-based compensation		—	—	1,086	—	—	1,086
Vesting of restricted stock awards		127,938	1	(1)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	(2,022)	—	(2,022)
Unrealized loss on financial instruments, net of $398 tax benefit		—	—	—	(1,161)	—	(1,161)
Pension liability adjustment		—	—	—	72	—	72
Balance at October 2, 2021	$0.01	49,545,153	495	871,545	(21,325)	(455,997)	394,718
Net income		—	—	—	—	13,693	13,693
Stock-based compensation		—	—	1,204	—	—	1,204
Stock options exercised		73,594	1	339	—		340
Vesting of restricted stock awards		—	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	(2,330)	—	(2,330)
Unrealized loss on financial instruments, net of $385 tax benefit		—	—	—	(1,087)	—	(1,087)
Pension liability adjustment		—	—	—	99	—	99
Balance at January 1, 2022	$0.01	49,618,747	$496	$873,088	$(24,643)	$(442,304)	$406,637

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity (continued)

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at March 28, 2020	$0.01	48,316,559	$483	$866,667	$(36,295)	$(559,147)	$271,708
Net loss		—	—	—	—	(16,670)	(16,670)
Stock-based compensation		—	—	832	—	—	832
Vesting of restricted stock awards		174,758	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(165)	—	—	(165)
Foreign currency translation adjustment		—	—	—	3,583	—	3,583
Unrealized gain on financial instruments, net of $1,393 tax provision		—	—	—	3,961	—	3,961
Pension liability adjustment		—	—	—	(219)	—	(219)
Balance at June 27, 2020	$0.01	48,491,317	485	867,332	(28,970)	(575,817)	263,030
Net income		—	—	—	—	20,200	20,200
Stock-based compensation		—	—	1,836	—	—	1,836
Vesting of restricted stock awards		78,963	1	(1)	—	—	—
Foreign currency translation adjustment		—	—	—	2,446	—	2,446
Unrealized gain on financial instruments, net of $747 tax provision		—	—	—	1,920	—	1,920
Pension liability adjustment		—	—	—	(137)	—	(137)
Balance at September 26, 2020	$0.01	48,570,280	486	869,167	(24,741)	(555,617)	289,295
Net income		—	—	—	—	19,669	19,669
Stock-based compensation		—	—	1,583	—	—	1,583
Vesting of restricted stock awards		3,414	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(11)	—	—	(11)
Foreign currency translation adjustment		—	—	—	6,425	—	6,425
Unrealized gain on financial instruments, net of $2,267 tax provision		—	—	—	5,919	—	5,919
Pension liability adjustment		—	—	—	(341)	—	(341)
Balance at December 26, 2020	$0.01	48,573,694	$486	$870,739	$(12,738)	$(535,948)	$322,539

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

January 1, 2022

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the Securities and Exchange Commission (“SEC”) on June 3, 2021 (the “2020 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements, with the exception of business combinations discussed further below. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All references herein to “fiscal 2021” refer to the 52-week fiscal year ending April 2, 2022, “fiscal 2020” refer to the 53-week fiscal year ended April 3, 2021, and “fiscal 2019” refer to the 52-week fiscal year ended March 28, 2020.

Description of business

Our operations consist of two reportable segments:

The Container Store, Inc. (“TCS”): The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”). On November 6, 2013, the Company completed its initial public offering, at which time LGP held a controlling interest in the Company as the majority shareholder. During fiscal 2020, LGP sold common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company. As of January 1, 2022, TCS operates 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers (including business customers), through its website, mobile site, call center, and in-home design consultants. On December 30, 2021, the Company completed the acquisition of Closet Parent Company, Inc. (“Closet Works”), a designer, manufacturer and supplier of wood-based custom home storage and organization solutions for total cash consideration of $21,438 which is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

Elfa: The Container Store, Inc.’s wholly-owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. elfa® branded products are sold exclusively in the United States in The Container Store retail stores, website and call center, and Elfa sells to various retailers on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the third quarter of fiscal 2021, all stores were open. We continued to see a shift back to brick and mortar stores and a decrease in online channel sales year-over year. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Seasonality

The Company’s business has historically been moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended January 1, 2022 are not necessarily indicative of the operating results for the full year. The Company has historically realized a higher portion of net sales, operating income, and cash flows from operations in the fourth fiscal quarter, attributable primarily to the timing and impact of promotional campaigns. However, we do not expect fiscal 2021 sales and profitability to follow historical patterns due to various factors, including changes in promotional strategy and cadence and anticipated supply chain cost headwinds.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and identifiable intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. Any excess of the purchase price over the fair value of tangible and intangible assets acquired is assigned to goodwill. The transaction costs associated with business combinations are expensed as they are incurred. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

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

In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contracts Assets and Contract Liabilities from Contracts with Customers, which requires companies to apply Accounting Standard Codification (“ASC”) 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date. This new guidance creates an exception to the general recognition and measurement principle noted in ASC 805, Business Combinations, which requires the acquirer in a business combination to recognize and measure the assets acquired at fair value at the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods, for all public business entities. Early adoption is permitted, including adoption in an interim period. ASU 2021-08 should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period. The Company early adopted this standard in the third quarter of fiscal 2021. The adoption of this standard is expected to result in an immaterial impact to the Company’s financial statements.

2.  Detail of certain balance sheet accounts

	January 1,	April 3,	December 26,
	2022	2021	2020
Accounts receivable, net:
Trade receivables, net	$17,056	$18,784	$17,439
Credit card receivables	13,009	8,445	10,823
Other receivables	2,500	1,720	3,537
	$32,565	$28,949	$31,799
Inventory:
Finished goods	$188,780	$126,311	$134,296
Raw materials	6,809	3,614	4,154
Work in progress	1,052	694	539
	$196,641	$130,619	$138,989
Accrued liabilities:
Accrued payroll, benefits and bonuses	$27,160	$30,028	$29,451
Unearned revenue	32,110	19,503	17,913
Accrued transaction and property tax	15,944	15,660	14,673
Gift cards and store credits outstanding	12,735	9,862	11,815
Accrued interest	151	95	1,151
Accrued sales returns	3,534	3,381	3,130
Other accrued liabilities	6,639	8,022	9,947
	$98,273	$86,551	$88,080

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company’s Consolidated balance sheets. Unearned revenue was $19,503 as of April 3, 2021, and $18,840 was subsequently recognized into revenue for the thirty-nine weeks ended January 1, 2022. Gift cards and store credits outstanding was $9,862 as of April 3, 2021, and $2,777 was subsequently recognized into revenue for the thirty-nine weeks ended January 1, 2022. See Note 11 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include our support center, warehouse facilities, and 94 store locations. The support center, warehouse facilities, and stores are under operating leases that generally expire over the next 1 to 20 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment that are immaterial.

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

Upon lease commencement, we recognize the lease liability measured at the present value of the fixed future minimum lease payments. We do not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to present value the future lease payments and the exercise of renewal options.

Many of our leases contain renewal options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal option.

During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which the remaining $400 is expected to be repaid in the fourth quarter of fiscal 2021.

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

The components of lease costs for the thirteen and thirty-nine weeks ended January 1, 2022 and December 26, 2020 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Operating lease costs	$21,873	$22,926	$65,562	$68,132
Variable lease costs	373	331	1,191	642
Total lease costs	$22,246	$23,257	$66,753	$68,774

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and thirty-nine week periods ended January 1, 2022 and December 26, 2020.

Supplemental cash flow information related to our leases for the thirty-nine weeks ended January 1, 2022 and December 26, 2020 were as follows:

	Thirty-Nine Weeks Ended
	January 1, 2022	December 26, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$71,949	$60,044
Additions to right-of-use assets (1)	$68,934	$44,785
(1)	Amount includes $1,638 for additions to right-of-use assets acquired in the Closet Works acquisition during the third quarter of fiscal 2021.

Weighted average remaining operating lease term and incremental borrowing rate as of January 1, 2022 and December 26, 2020 were as follows:

	Thirty-Nine Weeks Ended
	January 1, 2022	December 26, 2020
Weighted average remaining lease term (years)	7.1	7.0
Weighted average incremental borrowing rate	11.5%	13.9%

As of January 1, 2022, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$22,820
2 years	88,920
3 years	81,727
4 years	72,535
5 years	64,266
Thereafter	206,807
Total lease payments	$537,075
Less amount representing interest	(171,175)
Total lease liability	$365,900
Less current lease liability	(52,486)
Total noncurrent lease liability	$313,414
(1)	Operating lease payments exclude approximately $4,194 of legally binding minimum lease payments for one lease signed but not yet commenced.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Numerator:
Net income	$13,693	$19,669	$58,560	$23,199
Denominator:
Weighted-average common shares — basic	49,611,468	48,570,843	49,386,897	48,491,286
Nonvested restricted stock awards and other dilutive securities	686,633	942,382	923,423	458,967
Weighted-average common shares — diluted	50,298,101	49,513,225	50,310,320	48,950,253

Net income per common share — basic	$0.28	$0.40	$1.19	$0.48
Net income per common share — diluted	0.27	0.40	1.16	0.47
Antidilutive securities not included:
Stock options outstanding	1,654,260	1,895,557	1,714,940	1,965,591
Nonvested restricted stock awards	97,831	—	125,239	74,291

5. Closet Works Acquisition

On December 30, 2021, the Company acquired 100% of the voting equity interest in Closet Works, a leading designer, manufacturer, and supplier of custom home storage and closet organization solutions. This strategic acquisition will expand The Container Store’s manufacturing capabilities to include wood-based spaces and enhance its premium wood-based product offering. The acquisition provides access to quality equipment and facilities located centrally in the United States and will allow the Company to control the process from product manufacturing to installation.

The acquisition date fair value of the consideration transferred totaled $21,438 of cash (subject to working capital and certain other adjustments as set forth in the purchase agreement for the acquisition). The Closet Works acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805. The acquisition price has been allocated on a preliminary basis among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill.

The preliminary allocation of consideration to the net tangible assets acquired and liabilities assumed reflects preliminary fair value estimates and analyses using the cost and market approaches, which are subject to change within the measurement period as valuations are finalized. Thus, the following table summarizes the provisional measurements of tangible assets, liabilities, goodwill and deferred income tax assets at the acquisition date and are subject to change.

December 30,
2021
Cash	$1,993
Accounts receivable	389
Inventory	1,300
Prepaid expenses	177
Property and equipment	2,988
Operating lease right-of-use assets	1,638
Goodwill	18,368
Other assets	40
Total identifiable assets acquired	26,893
Accounts payable	(918)
Accrued liabilities	(2,269)
Current operating lease liabilities	(446)
Noncurrent operating lease liabilities	(1,092)
Noncurrent deferred tax liabilities	(730)
Total liabilities	(5,455)
Total purchase price	$21,438

The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Closet Works.

Certain assets and liabilities assumed as part of the acquisition, including receivables, prepaid expenses and other assets, accounts payable and accrued liabilities were recorded at their carrying values which were concluded to approximate fair value, as of the date of acquisition, due to the short term nature of these balances. Substantially all the receivables acquired are expected to be collectible.

The following fair value measurements were primarily based on significant inputs that are observable in the market and thus represent a Level 2 measurement as defined in ASC 820, Fair Value Measurement. The fair value of acquired inventory was based upon the estimated selling price of the eventual finished inventories adjusted for expected (1) costs to complete the manufacturing process, (2) costs of selling efforts, and (3) reasonable profit allowance for the remaining manufacturing and selling effort. The acquired value of property and equipment, in line with our accounting policies, was estimated using common industry valuation methods for similar asset types, based primarily on cost inputs. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. Operating lease right-of-use assets and liabilities were recorded at the discounted value of future obligations in accordance with ASC 842, Leases.

The Company recognized $692 of acquisition-related costs that were expensed as incurred in the third quarter of fiscal 2021. These costs are included in the consolidated statement of operations as selling, general and administrative expenses.

The Company began consolidating Closet Works upon completion of the acquisition effective December 30, 2021; however, there were no amounts of revenue and expenses of Closet Works included in the Company’s consolidated statement of operations from the acquisition date of December 30, 2021 to January 1, 2022, as they were immaterial.

6.  Income taxes

The provision for income taxes in the thirteen weeks ended January 1, 2022 was $5,292 as compared to a provision of $8,181 in the thirteen weeks ended December 26, 2020. The effective tax rate for the thirteen weeks ended January 1, 2022 was 27.9%, as compared to 29.4% in the thirteen weeks ended December 26, 2020. During the thirteen weeks ended January 1, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes and the impact of the global intangible low-taxed income (“GILTI”). During the thirteen weeks ended December 26, 2020, the effective tax rate rose above the U.S. statutory rate, primarily due to tax related to stock-based compensation, U.S. state income taxes, officer compensation limitations and the impact of the GILTI provision from the Tax Cuts and Jobs Act.

The provision for income taxes in the thirty-nine weeks ended January 1, 2022 was $20,345 as compared to $10,356 in the thirty-nine weeks ended December 26, 2020. The effective tax rate for the thirty-nine weeks ended January 1, 2022 was 25.8%, as compared to 30.9% in the thirty-nine weeks ended December 26, 2020. During the thirty-nine weeks ended January 1, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes and the impact of the GILTI provision. During the thirty-nine weeks ended December 26, 2020, the effective tax rate rose above the U.S. statutory rate, primarily due to stock-based compensation, U.S. state income taxes, officer compensation limitations and the impact of the GILTI provision.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $4,111 as of January 1, 2022.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows on an individual basis or in the aggregate.

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended January 1, 2022:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 3, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

Other comprehensive (loss) income before reclassifications, net of tax	(402)	114	(3,649)	(3,937)
Amounts reclassified to earnings, net of tax	(1,703)	—	—	(1,703)
Net current period other comprehensive (loss) income	(2,105)	114	(3,649)	(5,640)

Balance at January 1, 2022	$1,069	$(2,301)	$(23,411)	$(24,643)

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

During the thirty-nine weeks ended January 1, 2022 and December 26, 2020, the TCS segment used forward contracts for 96% and 90% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded as other comprehensive income/loss until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended January 1, 2022 and December 26, 2020. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirty-nine weeks ended January 1, 2022, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company recognized a $1,069 gain in AOCL related to foreign currency hedge instruments at January 1, 2022, of which $943 represents an unrealized gain for settled foreign currency hedge instruments related to inventory on hand as of January 1, 2022. The Company expects the unrealized gain of $943, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The change in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges is included in AOCL, net of taxes, presented in Note 8 of these financial statements.

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

As of January 1, 2022, April 3, 2021 and December 26, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure and the nonqualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the nonqualified retirement plan is measured at fair value using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds. See Note 5 for non-recurring fair value measurements related to the Closet Works acquisition on December 30, 2021.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820:

			January 1,	April 3,	December 26,
Description		Balance Sheet Location	2022	2021	2020
Assets
Nonqualified retirement plan	N/A	Other current assets	$4,027	$5,707	$6,116
Foreign currency forward contracts	Level 2	Other current assets	173	2,906	6,088
Foreign currency forward contracts	Level 2	Other noncurrent assets	—	—	1,303
Total assets			$4,200	$8,613	$13,507

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of January 1, 2022, April 3, 2021 and December 26, 2020, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	January 1,	April 3,	December 26,
	2022	2021	2020
Senior secured term loan facility	$173,865	$174,064	$200,000
2019 Elfa revolving facilities	—	—	—
Obligations under finance leases	220	335	389
Revolving credit facility	33,000	—	—
Total fair value of debt	$207,085	$174,399	$200,389

11.  Segment reporting

The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as the installation and organization services business. On

December 30, 2021, the Company completed the acquisition of Closet Works, a designer, manufacturer and supplier of wood-based custom home storage and organization solutions. We determined that TCS and Closet Works have similar economic characteristics and meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, we have combined these two operating segments into the TCS reportable segment. Please refer to Note 5 for additional information regarding the Closet Works acquisition.

The Elfa segment includes the manufacturing business that produces elfa® brand products that are sold domestically exclusively through the TCS segment, as well as on a wholesale basis in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. The intersegment sales in the Elfa column represent elfa® product sales to the TCS segment. These sales and the related gross margin on merchandise recorded in TCS inventory balances at the end of the period are eliminated for consolidation purposes in the Eliminations column. The net sales to third parties in the Elfa column represent sales to customers outside of the United States.

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

Thirteen Weeks Ended January 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$248,618	$18,686	$—	$267,304
Intersegment sales	—	21,852	(21,852)	—
Adjusted EBITDA	28,762	3,690	(1,055)	31,397
Interest expense, net	3,147	66	—	3,213
Assets (1)	1,095,409	111,330	(5,654)	1,201,085

Thirteen Weeks Ended December 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$256,544	$18,934	$—	$275,478
Intersegment sales	—	23,915	(23,915)	—
Adjusted EBITDA	37,631	9,378	(4,564)	42,445
Interest expense, net	4,040	59	—	4,099
Assets (1)	1,003,828	114,375	(10,021)	1,108,182

Thirty-Nine Weeks Ended January 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$736,726	$51,847	$—	$788,573
Intersegment sales	—	54,958	(54,958)	—
Adjusted EBITDA	98,406	11,900	2,341	112,647
Interest expense, net	9,368	216	—	9,584
Assets (1)	1,095,409	111,330	(5,654)	1,201,085

Thirty-Nine Weeks Ended December 26, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$628,933	$46,472	$—	$675,405
Intersegment sales	—	47,499	(47,499)	—
Adjusted EBITDA	77,633	18,051	(4,693)	90,991
Interest expense, net	13,282	258	—	13,540
Assets (1)	1,003,828	114,375	(10,021)	1,108,182

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Income before taxes	$18,985	$27,850	$78,905	$33,555
Add:
Depreciation and amortization	8,667	8,498	25,412	26,270
Interest expense, net	3,213	4,099	9,584	13,540
Pre-opening costs (a)	20	95	686	111
Non-cash lease expense (b)	(1,345)	(1,762)	(6,422)	8,311
Stock-based compensation (c)	1,204	2,177	3,159	4,986
Management transition costs (d)	—	1,200	473	1,200
Loss on extinguishment of debt (e)	—	893	—	893
Foreign exchange (gains) losses (f)	(39)	73	(34)	202
Employee retention credit (g)	—	(1,028)	—	(1,028)
Acquisition-related costs (h)	692	—	692	—
COVID-19 costs (i)	—	367	192	1,863
COVID-19 severance (j)	—	(17)	—	1,088
Adjusted EBITDA	$31,397	$42,445	$112,647	$90,991

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which the remaining $400 is expected to be repaid in the fourth quarter of fiscal 2021.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including signing bonus, severance, and relocation costs recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in the third quarter of fiscal 2020, which we do not consider in our evaluation of our ongoing operations.

(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(g)	Employee retention credit related to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(h)	Includes costs incurred in the third quarter of fiscal 2021 associated with the acquisition of Closet Works on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(i)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and the first through third quarters of fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(j)	Includes costs primarily incurred in the first half of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business, anticipated financial performance and liquidity, including, without limitation impacts of, and our plans in response to, the COVID-19 pandemic, and anticipated capital expenditures and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the COVID-19 pandemic and the associated impact on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; overall decline in the health of the economy, consumer spending, and the housing market; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate consumer preferences and demand; competition from other stores and internet-based competition; vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; disruptions at our Elfa manufacturing facilities; deterioration or change in vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19; our payment terms for goods and services, and our negotiation of alternative terms for lease payments and other business contracts, each as a result of COVID-19; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; risks relating to acquisitions; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021 (the “2020 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2021.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2021 ends on April 2, 2022 and will include 52 weeks and fiscal 2020 ended on April 3, 2021 and included 53 weeks. The third quarter of fiscal 2021 ended on January 1, 2022 and the third quarter of fiscal 2020 ended on December 26, 2020, and both included thirteen weeks.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. On December 30, 2021, we acquired Closet Works for total cash consideration of $21,438, which will expand our manufacturing capabilities to include wood-based spaces and enhance our premium wood-based product offering. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our installation services business. As of January 1, 2022, we operated 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, mobile site, call center, and in-home design consultants. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. Closet Parent Company, Inc. (“Closet Works”), a designer, manufacturer and supplier of wood-based custom home storage and organization solutions, was acquired by the Company on December 30, 2021 for total cash consideration of $21,438, which is included in the TCS operating segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

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

Business Update Related to Coronavirus

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s fiscal 2020 operations and financial results. We experienced significant disruptions in store operations, including the temporary closure of all stores to in-store customer traffic, which adversely affected our business, results of operations and financial condition, and saw a significant increase in our curbside pick-up and online selling. During the third quarter of fiscal 2021, all stores were open. We continued to see a shift back to brick and mortar stores and a decrease in online channel sales year-over year. We will continue to review local, state, and federal mandates as we may need to temporarily adjust our operations to comply as COVID-19 and other uncertainties continue to unfold. We continue to prioritize the health and safety of our customers and employees by implementing strict health and safety protocols in our stores. We will continue to monitor guidance from the Centers for Disease Control and Prevention, local, state and federal guidance, and the impact of COVID-19 on the Company's business, results of operations, financial position and cash flows.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented. For segment data, see Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Net sales	$267,304	$275,478	$788,573	$675,405
Cost of sales (excluding depreciation and amortization)	114,956	115,991	326,363	291,621
Gross profit	152,348	159,487	462,210	383,784
Selling, general, and administrative expenses (excluding depreciation and amortization)	120,268	115,870	344,478	303,328
Stock-based compensation	1,204	2,177	3,159	4,986
Pre-opening costs	20	95	686	111
Depreciation and amortization	8,667	8,498	25,412	26,270
Other (income) expenses	—	(13)	—	1,089
(Gain) loss on disposal of assets	(9)	18	(14)	12
Income from operations	22,198	32,842	88,489	47,988
Interest expense, net	3,213	4,099	9,584	13,540
Loss on extinguishment of debt	—	893	—	893
Income before taxes	18,985	27,850	78,905	33,555
Provision for income taxes	5,292	8,181	20,345	10,356
Net income	$13,693	$19,669	$58,560	$23,199

Net income per common share — basic	$0.28	$0.40	$1.19	$0.48
Net income per common share — diluted	$0.27	$0.40	$1.16	$0.47

Weighted-average common shares — basic	49,611,468	48,570,843	49,386,897	48,491,286
Weighted-average common shares — diluted	50,298,101	49,513,225	50,310,320	48,950,253

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	43.0%	42.1%	41.4%	43.2%
Gross profit	57.0%	57.9%	58.6%	56.8%
Selling, general, and administrative expenses (excluding depreciation and amortization)	45.0%	42.1%	43.7%	44.9%
Stock‑based compensation	0.5%	0.8%	0.4%	0.7%
Pre‑opening costs	0.0%	0.0%	0.1%	0.0%
Depreciation and amortization	3.2%	3.1%	3.2%	3.9%
Other (income) expenses	—%	(0.0)%	—%	0.2%
(Gain) loss on disposal of assets	(0.0)%	0.0%	(0.0)%	0.0%
Income from operations	8.3%	11.9%	11.2%	7.1%
Interest expense, net	1.2%	1.5%	1.2%	2.0%
Loss on extinguishment of debt	—%	0.3%	—%	0.1%
Income before taxes	7.1%	10.1%	10.0%	5.0%
Provision for income taxes	2.0%	3.0%	2.6%	1.5%
Net income	5.1%	7.1%	7.4%	3.4%
Operating data:
Number of stores at end of period (1)	94	93	94	93
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$31,397	$42,445	$112,647	$90,991
Adjusted net income (4)	$14,275	$20,705	$59,623	$26,112
Adjusted net income per common share — diluted (4)	$0.28	$0.42	$1.19	$0.53

(1)	In the thirty-nine weeks ended January 1, 2022, all 94 stores were open with strict health and safety protocols and adherence to local regulations. In the first quarter of fiscal 2020, the Company operated a total of 93 store locations, the majority of which were temporarily closed for at least seven days, as a result of COVID-19, and therefore were not considered comparable. During the second and third quarters of fiscal 2020, all 93 stores were open and operating at close to normalized schedules, with limited capacity.

(2)	We have presented in the table above Adjusted EBITDA, adjusted net income, and adjusted net income per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020

Net income	$13,693	$19,669	$58,560	$23,199
Depreciation and amortization	8,667	8,498	25,412	26,270
Interest expense, net	3,213	4,099	9,584	13,540
Income tax provision	5,292	8,181	20,345	10,356
EBITDA	30,865	40,447	113,901	73,365
Pre-opening costs (a)	20	95	686	111
Non-cash lease expense (b)	(1,345)	(1,762)	(6,422)	8,311
Stock-based compensation (c)	1,204	2,177	3,159	4,986
Management transition costs (d)	—	1,200	473	1,200
Loss on extinguishment of debt (e)	—	893	—	893
Foreign exchange (gains) losses (f)	(39)	73	(34)	202
Employee retention credit (g)	—	(1,028)	—	(1,028)
Acquisition-related costs (h)	692	—	692	—
COVID-19 costs (i)	—	367	192	1,863
COVID-19 severance (j)	—	(17)	—	1,088
Adjusted EBITDA	$31,397	$42,445	$112,647	$90,991

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, of which the remaining $400 is expected to be repaid in the fourth quarter of fiscal 2021.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including signing bonus, severance, and relocation costs recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in the third quarter of fiscal 2020, which we do not consider in our evaluation of our ongoing operations.

(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(g)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(h)	Includes costs incurred in the third quarter of fiscal 2021 associated with the acquisition of Closet Works on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(i)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and the first through third quarters of fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(j)	Includes costs primarily incurred in the first half of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(4)	Adjusted net income and adjusted net income per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income before restructuring charges, charges related to the impact of COVID-19 on business operations, credits pursuant to the CARES Act, severance charges associated with COVID-19, loss on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred and benefits realized, acquisition-related costs, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share – diluted as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020

Numerator:
Net income	$13,693	$19,669	$58,560	$23,199
Management transition costs (a)	—	1,200	473	1,200
Loss on extinguishment of debt (b)	—	893	—	893
Employee retention credit (c)	—	(1,028)	—	(1,028)
Acquisition-related costs (d)	692	—	692	—
COVID-19 costs (e)	—	367	192	1,863
COVID-19 severance (f)	—	(15)	—	1,088
Taxes (g)	(110)	(381)	(294)	(1,103)
Adjusted net income	$14,275	$20,705	$59,623	$26,112
Denominator:
Weighted-average common shares outstanding — diluted	50,298,101	49,513,225	50,310,320	48,950,253

Net income per common share — diluted	$0.27	$0.40	$1.16	$0.47
Adjusted net income per common share — diluted	$0.28	$0.42	$1.19	$0.53

(a)	Costs related to the transition of key executives including signing bonus, severance, and relocation costs recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in the third quarter of fiscal 2020, which we do not consider in our evaluation of our ongoing operations.

(c)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense, which we do not consider in our evaluation of ongoing performance.

(d)	Includes costs incurred in the third quarter of fiscal 2021 associated with the acquisition of Closet Works on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 and the first through third quarters of fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(f)	Includes costs primarily incurred in the first half of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.

(g)	Tax impact of adjustments to net income which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended January 1, 2022 Compared to Thirteen Weeks Ended December 26, 2020

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended January 1, 2022 and December 26, 2020:

	January 1, 2022	% total	December 26, 2020	% total
TCS net sales	$248,618	93.0%	$256,544	93.1%
Elfa third-party net sales	18,686	7.0%	18,934	6.9%
Net sales	$267,304	100.0%	$275,478	100.0%

Net sales in the thirteen weeks ended January 1, 2022 decreased $8,174, or 3.0%, compared to the thirteen weeks ended December 26, 2020. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended December 26, 2020	$275,478
Incremental net sales (decrease) increase due to:
TCS net sales (including a $16,644, or 36.0%, decrease in online sales)	(7,926)
Elfa third-party net sales (excluding impact of foreign currency translation)	19
Impact of foreign currency translation on Elfa third-party net sales	(267)
Net sales for the thirteen weeks ended January 1, 2022	$267,304

TCS net sales decreased $7,926 or 3.1%, with general merchandise categories down 3.1%, contributing all of the basis points decrease while Custom Closets remained flat. Elfa third-party net sales decreased $248 or 1.3% in the thirteen weeks ended January 1, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended January 1, 2022 and the thirteen weeks ended December 26, 2020, Elfa third-party net sales increased 0.3%.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the third quarter of fiscal 2021. We do not believe that comparable store sales will be a meaningful metric in fiscal 2021.

Gross profit and gross margin

Gross profit in the thirteen weeks ended January 1, 2022 decreased $7,139, or 4.5%, compared to the thirteen weeks ended December 26, 2020. The decrease in gross profit was primarily the result of decreased consolidated net sales combined with a decrease in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended January 1, 2022 and December 26, 2020 by segment and total. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	January 1, 2022	December 26, 2020
TCS gross margin	57.3%	57.2%
Elfa gross margin	27.0%	40.3%
Total gross margin	57.0%	57.9%

TCS gross margin increased 10 basis points primarily due to decreased shipping costs as a result of a lower mix of online sales, combined with less promotional activity and a favorable mix of sales, partially offset by increased freight and commodity costs in the third quarter of fiscal 2021. Elfa gross margin decreased 1330 basis points primarily due to higher direct material costs and unfavorable product and customer mix. In total, gross margin decreased 90 basis points, primarily due to the decrease in Elfa gross margin in the third quarter of fiscal 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended January 1, 2022 increased $4,398, or 3.8%, compared to the thirteen weeks ended December 26, 2020. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended January 1, 2022 and December 26, 2020:

	January 1, 2022	December 26, 2020
	% of Net sales	% of Net sales
TCS selling, general and administrative	42.3%	39.2%
Elfa selling, general and administrative	2.7%	2.9%
Total selling, general and administrative	45.0%	42.1%

Total selling, general and administrative expenses as a percentage of consolidated net sales increased 290 basis points primarily due to increased compensation and benefits costs and other expenses including costs incurred related to the acquisition of Closet Works in the third quarter of fiscal 2021.

Interest expense and loss on extinguishment of debt

Interest expense decreased by $886, or 21.6%, in the thirteen weeks ended January 1, 2022 to $3,213, as compared to $4,099 in the thirteen weeks ended December 26, 2020. The decrease is primarily due to a lower principal balance on the Senior Secured Term Loan Facility (as defined below) combined with lower interest rates. On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. The Seventh Amendment amended the Senior Secured Term Loan Facility to, among other things, allow the applicable interest rate margin to remain at 4.75% for LIBOR loans and 3.75% for base rate loans. We recorded a loss on extinguishment of debt of $893 in the third quarter of fiscal 2020 in conjunction with the Seventh Amendment.

Taxes

The provision for income taxes in the thirteen weeks ended January 1, 2022 was $5,292 as compared to $8,181 in the thirteen weeks ended December 26, 2020. The effective tax rate for the thirteen weeks ended January 1, 2022 was 27.9%, as compared to 29.4% in the thirteen weeks ended December 26, 2020. The decrease in the effective tax rate is primarily related to excess tax benefits associated with share-based compensation on lower pre-tax income in the thirteen weeks ended January 1, 2022.

Thirty-Nine Weeks Ended January 1, 2022 Compared to Thirty-Nine Weeks Ended December 26, 2020

Net sales

The following table summarizes our net sales for each of the thirty-nine weeks ended January 1, 2022 and December 26, 2020:

	January 1, 2022	% total	December 26, 2020	% total
TCS net sales	$736,726	93.4%	$628,933	93.1%
Elfa third-party net sales	51,847	6.6%	46,472	6.9%
Net sales	$788,573	100.0%	$675,405	100.0%

Net sales in the thirty-nine weeks ended January 1, 2022 increased $113,168, or 16.8%, compared to the thirty-nine weeks ended December 26, 2020. This increase was comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended December 26, 2020	$675,405
Incremental net sales increase due to:
TCS net sales (including a $60,606, or 38.8%, decrease in online sales)	107,793
Elfa third-party net sales (excluding impact of foreign currency translation)	2,997
Impact of foreign currency translation on Elfa third-party net sales	2,378
Net sales for the thirty-nine weeks ended January 1, 2022	$788,573

TCS net sales increased $107,793 or 17.1%, with Custom Closets up 22.5%, contributing 1000 basis points of the increase, and general merchandise categories up 12.9%, contributing 710 basis points of the increase. Elfa third-party net sales increased $5,375 or 11.6% in the thirty-nine weeks ended January 1, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended January 1, 2022 and the thirty-nine weeks ended December 26, 2020, Elfa third-party net sales increased $2,997 or 6.4%.

As a result of the impact of the COVID-19 pandemic on our Company stores and the Company’s policy of excluding extended store closures from its comparable sales calculation, we chose not to provide comparable store sales metrics in the thirty-nine weeks ended January 1, 2022. We do not believe that comparable store sales will be a meaningful metric in fiscal 2021.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended January 1, 2022 increased $78,426, or 20.4%, compared to the thirty-nine weeks ended December 26, 2020. The increase in gross profit was primarily the result of increased consolidated net sales combined with an increase in consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended January 1, 2022 and December 26, 2020 by segment and total. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	January 1, 2022	December 26, 2020
TCS gross margin	57.9%	55.7%
Elfa gross margin	31.4%	40.7%
Total gross margin	58.6%	56.8%

TCS gross margin increased 220 basis points primarily due to decreased shipping costs as a result of a lower mix of online sales, combined with less promotional activity and a favorable mix of sales, partially offset by increased freight and commodity costs in the thirty-nine weeks ended January 1, 2022. Elfa gross margin decreased 930 basis points primarily due to higher direct material costs and unfavorable product and customer mix. In total, gross margin increased 180 basis points primarily due to the increase in TCS gross margin during the thirty-nine weeks ended January 1, 2022, partially offset by the decrease in Elfa gross margin for the same period. In the fourth quarter of fiscal 2021, we expect year-over-year consolidated gross margin declines associated with continued headwinds from freight and commodity cost increases.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended January 1, 2022 increased $41,150, or 13.6%, compared to the thirty-nine weeks ended December 26, 2020. The following table summarizes SG&A as a percentage of consolidated net sales for the thirty-nine weeks ended January 1, 2022 and December 26, 2020:

	January 1, 2022	December 26, 2020
	% of Net sales	% of Net sales
TCS selling, general and administrative	40.9%	41.9%
Elfa selling, general and administrative	2.8%	3.0%
Total selling, general and administrative	43.7%	44.9%

Total selling, general and administrative expenses as a percentage of consolidated net sales decreased 120 basis points primarily due to leverage of occupancy, marketing and other costs on higher sales, partially offset by increased compensation and benefits in the thirty-nine weeks ended January 1, 2022. In the fourth quarter of fiscal 2021, we expect increases in SG&A as a percentage of consolidated net sales as compared to the prior year due to expected deleverage of fixed costs on lower sales, combined with the restoration of certain compensation and benefits costs that were temporarily suspended during the pandemic.

Interest expense and loss on extinguishment of debt

Interest expense decreased by $3,956, or 29.2%, in the thirty-nine weeks ended January 1, 2022 to $9,584, as compared to $13,540 in the thirty-nine weeks ended December 26, 2020. The decrease is primarily due to a lower principal balance on the Senior Secured Term Loan Facility (as defined below) combined with lower interest rates and decreased average borrowings on the Revolving Credit Facility (as defined below). We recorded a loss on extinguishment of debt of $893 in the thirty-nine weeks ended December 26, 2020 in conjunction with the Seventh Amendment.

Taxes

The provision for income taxes in the thirty-nine weeks ended January 1, 2022 was $20,345 as compared to $10,356 in the thirty-nine weeks ended December 26, 2020. The effective tax rate for the thirty-nine weeks ended January 1, 2022 was 25.8%, as compared to 30.9% in the thirty-nine weeks ended December 26, 2020. The decrease in the effective tax rate is primarily related to excess tax benefits associated with share-based compensation on higher pre-tax income in the thirty-nine weeks ended January 1, 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. In fiscal

2021, we expect total capital expenditures to be approximately $45,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of our new store in Annapolis, Maryland, which opened in the first quarter of fiscal 2021, and another new store anticipated in fiscal 2022. In addition, on December 30, 2021, we acquired Closet Works for total cash consideration of $21,438, partially offset by cash acquired of $1,993. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At January 1, 2022, we had $19,008 of cash, of which $12,340 was held by our foreign subsidiaries. In addition, we had $63,830 of additional availability under the Revolving Credit Facility and approximately $12,155 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of January 1, 2022. There were $4,111 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Thirty-Nine Weeks Ended
	January 1,	December 26,
	2022	2020
Net cash provided by operating activities	$17,929	$116,689
Net cash used in investing activities	(43,457)	(11,605)
Net cash provided by (used in) financing activities	27,256	(146,304)
Effect of exchange rate changes on cash	(407)	1,360
Net increase (decrease) in cash	$1,321	$(39,860)
Free cash flow (Non-GAAP) (1)	$(6,100)	$105,019
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $17,929 for the thirty-nine weeks ended January 1, 2022 and was comprised of net income of $58,560 and non-cash items of $34,164, partially offset by a net change in operating assets and liabilities of $74,795. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to increased freight and commodity costs, combined with increased unit levels to support increased sales trends and to account for longer lead times resulting from supply chain disruptions.

Net cash provided by operating activities was $116,689 for the thirty-nine weeks ended December 26, 2020 and was comprised of a net change in operating assets and liabilities of $66,091, non-cash items of $27,399 and net income of $23,199. The net change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities, an increase in taxes payable and a decrease in cash operating lease payments, partially offset by an increase in merchandise inventory purchases. The increase in accounts payable and accrued liabilities was primarily due to timing of inventory receipts and payments combined with a temporary increase in vendor payment terms.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, as well as acquisition costs.

Our total capital expenditures for the thirty-nine weeks ended January 1, 2022 were $24,029. We incurred capital expenditures of $13,417 for technology investments and maintenance capital. We incurred capital expenditures of $6,816 for investments in our existing stores and new stores. We opened one new store during the thirty-nine weeks ended January 1, 2022. The remaining capital expenditures of $3,796 related to investments in our distribution centers. In addition, we had net investing cash outflows of $19,445 related to the acquisition of Closet Works.

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

Net cash provided by financing activities was $27,256 for the thirty-nine weeks ended January 1, 2022. This included net borrowings of $33,000 on the Revolving Credit Facility combined with proceeds of $566 from the exercise of stock options, partially offset by tax payments of $4,677 in connection with the withholding of shares upon vesting of restricted stock awards, and repayments of $1,633 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility.

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

As of January 1, 2022, TCS had a total of $63,830 of unused borrowing availability and $33,000 borrowings outstanding under the Revolving Credit Facility.

As of January 1, 2022, Elfa had a total of $12,155 of unused borrowing availability and zero borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated free cash flow of negative $6,100 for the thirty-nine weeks ended January 1, 2022, which decreased as compared to free cash flow of $105,019 for the thirty-nine weeks ended December 26, 2020. The decrease in free cash flow in the thirty-nine weeks ended January 1, 2022 compared to the thirty-nine weeks ended December 26, 2020, reflects the many actions undertaken by the Company to preserve liquidity in fiscal 2020 as a result of COVID-19, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures. The Company returned to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. Additionally, during fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which the remaining balance of $400 is expected to be repaid in the fourth quarter of fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirty-Nine Weeks Ended
	January 1,	December 26,
	2022	2020
Net cash provided by operating activities	$17,929	$116,689
Less: Additions to property and equipment	(24,029)	(11,670)
Free cash flow	$(6,100)	$105,019

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into the Seventh Amendment to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended January 1, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of January 1, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $165,523, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.10.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of January 1, 2022, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of January 1, 2022, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $12,155 as of January 1, 2022) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,707 as of January 1, 2022) revolving credit facility (the “2019 Additional Revolving

Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,762 as of January 1, 2022), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of January 1, 2022, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report on Form 10-K. As of January 1, 2022, there were material changes to our critical accounting policies and estimates as noted below.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and identifiable intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. Any excess of the purchase price over the fair value of tangible and intangible assets acquired is assigned to goodwill. The transaction costs associated with business combinations are expensed as they are incurred. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K, other than those shown in the table below, primarily related to borrowings under the Revolving Credit Facility and certain modifications to our operating leases resulting from the exercise of renewal options.

	Payments due by period
		Within
	Total	1 Year (Remaining)	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Revolving loans	$33,000	$—	$—	$33,000	$—
Operating leases (1)	537,075	22,820	170,647	136,801	206,807
Total	$570,075	$22,820	$170,647	$169,801	$206,807
(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, of which the remaining balance of $400 is expected to be repaid in the fourth quarter of fiscal 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2020 Annual Report on Form 10-K.

We have acquired Closet Works, and may in the future acquire other businesses, which can divert management’s attention and create integration risks and other risks for our business.

We recently completed the acquisition of Closet Works, and we expect that we may continue to pursue future acquisitions. Such acquisitions involve numerous risks, including:

•	integrating the operations, systems, technologies, services and personnel of the acquired companies, including the migration of employees from an acquired company’s platforms to ours;
•

establishing or maintaining internal controls, procedures and policies relating to the acquired business, including the potential for actual or perceived control weaknesses associated with or arising from the acquisitions and integration of such business;

•	diversion of management’s attention from other business concerns;
•	entering markets in which we have no or limited prior experience and may not succeed;
•	impairment of relationships with customers and employees of the acquired companies or our customers and employees as a result of the integration of acquired operations and new management personnel;
•	potential loss of key employees of the acquired company;
•	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;
•	over-valuing and over-paying for acquisitions;
•	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies; and

•	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions.

If we fail to integrate Closet Works or any other newly acquired business effectively, we might not achieve the growth, service enhancement or operational efficiency objectives of the acquisitions, and our business, results of operations and financial condition could be harmed.

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

The Container Store Group, Inc.

(Registrant)

Date: February 9, 2022	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: February 9, 2022	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)