Form 10-K
period 2022-04-02
Container Store Group, Inc.
filed 2022-06-02
CIK 1411688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2022
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

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ☐
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

As of October 1, 2021, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $340,962,013. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 27, 2022, the number of shares of common stock outstanding was 50,626,222.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements related to: the COVID-19 pandemic and the anticipated impact on our business, results of operations and financial condition, anticipated financial performance and key metrics, expectations regarding the reduction of capital expenditures and anticipated benefits to free cash flow, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and other expansion opportunities, expectations regarding key growth initiatives and strategic priorities, expectations regarding the impact of, and potential charges related to, marketing and expense savings programs, environmental, social and governance goals and targets, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

The following discussion contains references to fiscal 2022, fiscal 2021, fiscal 2020, fiscal 2019, and fiscal 2018, which represent our fiscal years ending or ended, as applicable, April 1, 2023, April 2, 2022, April 3, 2021, March 28, 2020, and March 30, 2019, respectively. All references herein to “fiscal 2022” represent the results of a 52-week fiscal year, “fiscal 2021” represent the results of a 52-week fiscal year, references to “fiscal 2020” represent the results of a 53-week fiscal year, references to “fiscal 2019” represent the results of the 52-week fiscal year, and references to “fiscal 2018” represent the results of the 52-week fiscal year.

Summary of Risk Factors

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

●	The COVID-19 pandemic has impacted and may continue to impact our results of operations, financial position and cash flows.
●	Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
●	Costs and risks relating to new store openings could severely limit our growth opportunities.
●	Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.
●	We have acquired Closet Works, and may in the future acquire other businesses, which can divert management’s attention and create integration risks and other risks for our business.
●	Our costs may increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.
●	If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.
●	A cyber-attack or security incident impacting our or our third-party providers' information technology systems or confidential information could damage our reputation and our relationships with our customers or employees, expose us to regulatory or litigation risk and materially affect our business, financial results, results of operations, as well as the trading price of our common stock.
●	Failure to comply with laws and regulations relating to privacy, data protection, and consumer protection, or the expansion of current, or the enactment of new, laws or regulations relating to privacy, data protection, and consumer protection, could adversely affect our business and our financial condition.
●	We rely upon third-party service providers to operate many critical aspects of our internal and external business operations and any disruption of or interference with such operations, or material non-compliance with laws and regulations by such third parties, could materially and adversely impact our business.
●	Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.
●	Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise, incur unexpected costs or be unable to effectively service our stores and online customers.
●	Material disruptions at one of our manufacturing facilities could negatively impact production, customer deliveries and overall financial results.
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations, including COVID-19.
●	Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.
●	We face risks related to operating two distribution centers and our manufacturing facilities.
●	We are subject to duties, tariffs and quotas associated with our dependence on foreign imports for our merchandise.
●	We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
●	An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
●	If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.
●	If we fail to anticipate consumer preferences and demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.
●	Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.

●	Our vendors may sell similar or identical products to our competitors, which could harm our business.
●	Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.
●	Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.
●	We face risks related to our indebtedness, that could result in a high degree of leverage on cash flow from operations to pay back debt.
●	Our costs and financial results may change as a result of currency exchange rate fluctuations.
●	We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.
●	Our fixed lease obligations could adversely affect our financial performance.
●	Disruptions in the global financial markets and rising interest rates may make it difficult for us to borrow a sufficient amount of capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.
●	Changes to global financial markets, including the use of benchmark interest rates, may make it difficult for us to predict our future interest expenses.
●	We depend on key executive management.
●	If we are unable to find, train and retain key personnel, including new employees that reflect our brand image and embody our culture, we may not be able to grow or sustain our operations.
●	Organized labor activities could cause labor relation issues and higher labor costs.
●	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
●	There are claims made against us from time to time that may distract management from our business activities and result in significant liability or damage to our brand.
●	Changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.
●	Our total assets include intangible assets with an indefinite life, including goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges that could adversely affect our results of operation.
●	We may be subject to fluctuations in our tax obligations, and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our operating results.
●	If third parties claim that we infringe upon their intellectual property rights, our operating results could be adversely affected.
●	If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
●	Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
●	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	We do not currently expect to pay any cash dividends.
●	Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our shareholders.
●	The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
●	Our common stock price may be volatile or may decline.
●	We incur costs as a public company and our management is required to devote substantial time to compliance matters.

PART I

ITEM 1. BUSINESS

General

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. In fiscal 2021, the Company acquired Closet Parent Company, Inc. (“Closet Works”) which expanded our manufacturing capabilities to include wood-based spaces and enhanced our premium wood-based product offering. On April 2, 2022 we added the wood-based closet line PrestonTM closet to The Container Store Custom Closets. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TCS.” In fiscal 2021, we generated consolidated net sales of $1.1 billion. Today our operations consist of two reportable segments:

●	The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. We operate 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We offer our customers their choice of how to shop—in-store, online or through our in-home services. Our stores receive all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center is located in Aberdeen, Maryland. In fiscal 2021, TCS had net sales of $1.0 billion, which represented approximately 94% of our total consolidated net sales. On December 30, 2021, the Company completed the acquisition of Closet Works, a designer, manufacturer and supplier of wood-based custom home storage and organization solutions for total cash consideration of $21.4 million which is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.
●	Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 46% of Elfa’s total sales in fiscal 2021. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2021, the Elfa segment had $70.9 million of third party net sales, which represented approximately 6% of our total consolidated net sales.

Strategic Priorities

The Container Store exists to transform lives through the power of organization. We plan to accomplish this singular vision by executing our three strategic priorities, which include: deepening our relationship with customers, expanding our reach and strengthening our capabilities. During fiscal 2021, we made significant strides against these initiatives and we delivered the best financial results in the Company’s history with net sales of over $1 billion dollars for the first time. We have also made progress toward our goal of achieving $2 billion in annual sales by fiscal 2027 (fiscal year ending April 1, 2028). While we are still in the early stages of our goals, we have much to be proud of.

Strategic Pillar One: Deepening Our Relationship with Customers

We believe our continued focus on deepening our customer relationship, while also driving profitability, demonstrates the appeal of our brand and the strength of our offering. We successfully reduced our promotional cadence throughout the year, which continued with our fourth quarter “Transform with Elfa” event. With less dependence on promotions in fiscal 2021, we focused on enhancing our in-store shopping experience by adding store greeters, front of store product spotlights and product demonstrations. Additionally, we have curated our product assortment to align with customer interests and values, including offering over 1,600 sustainable SKUs, an increase of 60% over last year.

During fiscal 2021, we launched our new branding campaign and fully reimagined company logo. The campaign, Welcome to The Organization, is an open invitation to all, to learn and discover the power of organization and to start their transformational journey. The campaign resonated with new and existing customers across our channels and resulted in a record-breaking single-day sales on 2/22/22. The new logo reflects a more modern and expressive era for the brand. The icon resembles three nested baskets in a subtle, uplifting smile, and represents our core differentiators–the largest assortment of organizing solutions; premium custom closets; and unmatched in-home services.

To further engage customers and attract new ones, we launched a new loyalty program, Organized Insider. Organized Insider is a tier-based loyalty program that rewards customer engagement and it incorporates customer favorite benefits from the past loyalty program. Both our website, containerstore.com, and The Container Store mobile app features an Organized Insider dashboard allowing customers to easily access their status, available offers, and exclusive benefits.

Strategic Pillar Two: Expanding Our Reach

We continue to be a market leader in the custom closets space and expanded our reach through the acquisition and integration of the Chicago-based home storage solutions and closet organization company, Closet Works. This strategic acquisition expanded our manufacturing capabilities to include wood-based spaces and enhanced our premium wood-based product offering. We are pleased that our modular metal-based manufacturing capability through Elfa, coupled with our new premium wood-based manufacturing capability, is expected to provide us the opportunity to not only benefit from improved margins, but allows us to deliver a custom and superior offering for every space of the home. Over the past year, we also increased the number of design specialists focused on designing and selling premium spaces from 64 to 96, with at least half of the designers selling more than $1 million in fiscal 2021. We are confident in our ability to deliver higher average tickets and improved sales productivity in our custom closet business.

We opened a new store in Annapolis, MD, in fiscal 2021 and are excited to open our two new smaller-format stores in Colorado Springs, Colorado, expected in the fall of calendar year 2022 and in Salem, New Hampshire, expected in the winter of calendar year 2022. We believe that we have attractive growth opportunities in key markets for potential expansion of an additional 74 new stores by the end of fiscal 2027.

Lastly, we made significant strides in fiscal 2021 to enhance our e-commerce. We maintained a healthy e-commerce penetration and made enhancements to our site including an improved browsing experience, smart filtering, sustainable product badging, enhanced site speed by 45% across our category and product pages, and added more compelling content. We will continue to identify ways to grow and improve our e-commerce experience.

Strategic Pillar Three: Strengthening Our Capabilities

Technology advancements continue to be a core focus. We have added more payment options for customers, including Afterpay, PayPal and a mobile point of sale solution. Additionally, we successfully launched our first-ever mobile app to meet customers where they are already shopping. The app features a convenient biometric login, an Organized Insider dashboard, and makes it simple for customers to shop using their digital wallet. Customers can also use the app to check an order status, find organizing inspiration or use it in store to scan bar codes for more product information and options.

We are also pleased with the fiscal 2021 additions to our company leadership team including a Chief Information Officer, Vice President (“VP”) of Merchandising, VP of Real Estate, Senior Director of Diversity, Equity and Inclusion, and a Senior Director of Environmental, Social and Governance (“ESG”).

With regards to being an employer of choice, we conducted a third-party pay equity study to ensure we are being equitable and inclusive in how we compensate our employees, regardless of race, age, gender or ethnicity. Additionally, we launched a Supplier Diversity program to intentionally invest in diverse vendors and we increased our minimum wage to $15 per hour for all hourly employees.

For our ESG strategy, further discussed below, we performed an assessment to establish our key areas of focus and completed our first sustainability report. Additionally, we joined the U.S. EPA Green Power Partnership and ranked #14 of the top 30 participating retailers for our total annual green power usage.

As we look ahead, we accomplished much in fiscal 2021 and established a strong foundation to build upon in fiscal 2022. As we continue on our path to reach $2 billion in sales by the end of fiscal year 2027, we will focus on these same strategic priorities to drive our future growth and address the incredible opportunity we have to continue to gain market share.

Our Key Differentiators

The Container Store Custom Closets:

Our focus on The Container Store Custom Closets, full complementary space completion products, and in-home services, provides a unique opportunity to drive sales through higher average ticket while differentiating the Company from other brick and mortar and online, items-based retailers. Our highly trained and experienced sales force has been selling, custom-designed and other closet solutions for over 43 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom closet solution—not just our full line custom closets, but the full array of closet organization products that accompany those closets, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell The Container Store Custom Closets in-store, in-home, online, and through our call center.

Our elfa® Classic, elfa® Décor and Avera® closet lines as well as other elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our Company and reflect our commitment to dominating the custom closet market. In fiscal 2021, all Elfa-produced products accounted for approximately 30% of our TCS retail sales. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa® Classic, elfa® Décor, and Avera®, our best selling and highest margin products. We are the exclusive distributor of Elfa-manufactured products in the United States. Approximately 19% of our fiscal 2021 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

We are also excited that we have expanded our manufacturing capabilities and enhanced our premium wood-based product offering with the acquisition of Closet Works. On April 2, 2022 we added the PrestonTM collection to our custom closet offering. We expect this custom closet line to be margin accretive as we now own the manufacturing for this premium line.

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

We are a multi-channel retailer, with a fully-integrated website, responsive mobile site and application and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering virtually the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer’s experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick-up in most markets, or request same-day home delivery in select markets. The website, mobile site, mobile application and call center sales channels combined accounted for approximately 24% of TCS net sales in fiscal 2021.

Our Stores:

We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 94 stores extends to 33 states and the District of Columbia. We see the potential to add 76 new stores by the end of fiscal 2027. In fiscal 2021, we opened one new store in Annapolis, Maryland. We expect to open two new stores in fiscal 2022. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2021, our new store in Annapolis, Maryland was designed as a reduced-sized footprint store and our anticipated two new stores in fiscal 2022 are also being designed as reduced-sized footprint stores. Our typical new store opening includes a strategic marketing plan inclusive of public relations and comprehensive training for our store employees that includes product education, solution-selling education, operational education and company culture understanding – all of which we believe enables our new stores to deliver strong sales volume more quickly.

Our Unique Product Collection:

Our merchandising philosophy is to provide a carefully curated, one-of-a-kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer over 11,000 products designed to provide customers solutions that simplify their lives and maximize their spaces within their homes. Each year, we introduce approximately 2,000 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fact, in fiscal 2021, over half of our annual sales came from exclusive or proprietary products, inclusive of 26% of private label products.

Currently, our stores are typically organized into 14 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
Avera®	Closet System (our exclusive and patent-pending system with a custom built-in look, touch open full extension drawers with soft close, and integrated lighting)

Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage

Closet	Shoe Storage, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks, Jewelry Storage

elfa® Classic & elfa® Decor	Includes elfa® collection of Ventilated and Solid Shelving and Drawer Components and Systems, Wall and Door Rack Solutions, Accessories, Utility and Garage Systems, Sliding Doors

Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes, Tape, Small Boxes, Tins, Divided Boxes

Hooks	Wall Mounted, Adhesive, Magnetic, Overdoor, Command Hooks, Wall Mounted shelves and Floor Protection

Kitchen

Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers, Kitchen Gadgets, China Storage

Laren® & PrestonTM	Custom Closet System (our exclusive custom luxury wood-based solid closet system with doors, drawers, integrated lighting and accessories)

Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools

Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards, Media Storage, Photo Storage, Display, Small Craft and Parts Organizers, Desk Chairs

Shelving & Garage	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs, Garage

Storage	Drawers, Boxes and Bins, Totes, Crates, Carts, Toy Storage, Archival Storage, Storage Bags, Specialty Bins, Boxes and Cubes

Trash	Kitchen Step-on and Sensor Cans, Recycle Bins, Composting, Wastebaskets, Open Cans, Trash Bags

Travel	Luggage, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles, and Travel Accessories

In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships, we foster a unique sense of loyalty among our more than 600 product vendors. In fact, 16 of our top 20 vendors have been with us for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 40% of our total purchases in fiscal 2021. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

Environmental, Social and Governance

At The Container Store, we recognize the importance of our impact on people, the planet and the communities where we operate. It is imperative to the success of our business that we continue to learn, improve, and advance our vision in those key areas by implementing a strong and thoughtful ESG strategy.

Sustainability

The Board’s role includes overseeing the Company’s corporate strategy and enterprise risk management, including sustainability efforts. Our Board and its committees play a critical role in the oversight of our corporate culture and hold management accountable for its maintenance of high ethical standards, governance practices and compliance programs to protect our business, employees, and reputation. The Nominating and Corporate Governance Committee of the Board of Directors oversees our ESG efforts. Our Chief Financial Officer, a member of the executive committee, leads the ESG function. The Senior Director of ESG manages corporate sustainability activities and strategy, and reports to the Chief Financial Officer. This year, we formed a Sustainability Committee to oversee sustainable product development and materials selection. The Committee is led by the VP of Merchandising and includes members from various functions of the organization.

Our top priorities are to develop policies and programs that focus on the environment, social responsibility and our employees, respect for human rights and ethics. Our contribution to a sustainable society is to reduce environmental impact and improve our sustainable business practices to meet stakeholder demand and address growing environmental concerns and risks. In fiscal 2021, we conducted our first assessment to identify and prioritize the ESG topics most important to our business and our stakeholders. Additionally, we onboarded tools to help us measure baseline Scope 1 and Scope 2 GHG emissions and energy intensity data according to the Green House Gas (“GHG”) Protocol. We continue to offset power usage in our stores, distribution centers, and support center with 100% renewable energy.

Our Elfa-manufactured products, which contributed approximately 30% of our fiscal year 2021 retail sales, are largely made from recycled materials and Elfa has a robust sustainability program in place.

We continue our progress towards a fair, healthy, and safe workplace, while creating work environment policies that promote diversity, equality, and inclusion. We believe that when we create a workplace where our colleagues are engaged, committed and empowered for the long-term, we are better positioned to create value for our company, as well as for our shareholders. We are proud of our focus on promoting human rights across our operations – from our supply chain to our products – and are committed to build our business on a foundation of ethics.

You can learn more about our commitment to sustainability and our environmental policy at investor.containerstore.com/corporate-social-responsibility. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Capital Management

The Container Store was founded on basic and fundamental business philosophies about treating employees, customers, vendors, shareholders and the community with respect and dignity. It’s a culture that is driven by our seven Foundation Principles® and results in an environment where the lives of everyone connected to our business are enriched and brimming with opportunity.

Our customers consider us their happy place; and we recognize the importance of taking care of the employees who are responsible for creating this environment in our stores. That’s why we are committed to providing a robust and ongoing training and development program. Through training, we equip our team to meet the needs of our customers, whether they work in our Stores, Distribution Centers or the Support Center. Training also helps our employees become knowledgeable and trusted experts armed with intuition and trained for success.

In terms of business productivity, one of our Foundation Principles, 1 Great Person = 3 Good People® is the belief that one great person with passion, perspective and a range of experiences has the energy and drive to achieve more than three good people without those traits. Our philosophy attracts other great people, making it easy to build a dedicated team who will exceed goals and create a successful work environment. Our culture shows why we hire great people from diverse backgrounds and foster an equitable, inclusive and safe environment where everyone can thrive.

As of April 2, 2022, we had approximately 5,200 employees, of which approximately 4,800 were TCS segment employees and approximately 400 were Elfa segment employees. Of the 4,800 TCS segment employees, approximately 2,900 were part time employees. We are committed to doing everything we can, as individuals and as a company, to ensure that all of us, regardless of ethnicity, gender identity or expression, sexual orientation, age, ability, or religious affiliation have EQUAL opportunity to grow, develop and achieve our dreams.

We also know that the commitment for a diverse, equitable and inclusive culture, starts from the top, and our Chief Executive Officer, Satish Malhotra, has demonstrated his commitment by signing the CEO Action Pledge for Diversity & Inclusion (www.ceoaction.com). By taking this pledge, The Container Store has committed to actions that cultivate a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion. These commitments include unconscious bias education, working with other companies to develop best practices, sharing our Diversity, Equity and Inclusion (“DE&I”) plans with our board of directors, as well as implementing accountability systems to track our progress.

Our commitment to equity and inclusion extends beyond our employees. We know supporting the local communities where we have stores and distribution centers makes the communities stronger. Therefore, we are proud to offer opportunities within our supply chain to small and diverse-owned businesses and through our philanthropy efforts focus on causes that are important to our employees and customers and align with our commitment to making a lasting social and economic impact in those communities.

You can read more learn more about our DE&I efforts at www.containerstore.com/inclusion. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Rights

The Container Store recognizes the importance of protecting and advocating for human rights as our employees are our most valued asset. We are committed to ethical business practices including fair and impartial treatment of all persons regarding wages and benefits, working conditions, global labor and anti-corruption laws, and the preservation of applicable environmental standards. We strive to provide a safe, secure, and healthy environment for our employees, vendors, and customers and align our policies with guidance provided by the UN Guiding Principles on Business and Human Rights.

TCS has a zero-tolerance philosophy against modern slavery and the deprivation of a person’s liberties for personal or commercial gain. Modern slavery is a crime and a violation of fundamental human rights that takes various forms, such as slavery, servitude, forced and compulsory labor, and human trafficking. TCS is committed to eliminating acts of modern slavery from occurring within our business and will take the necessary measures to assess the effectiveness of our approach. This includes training employees who have direct responsibility for supply chain management to raise awareness and help to identify victims of modern slavery.

The Container Store will not knowingly do business with any company that engages in modern slavery or human trafficking. Our merchandise suppliers contractually agree that the finished products they sell to us, and the materials used to create them, were not produced from child or forced labor and comply with the local laws in which they operate. We conduct announced audits of select merchandise suppliers with whom we acquire goods directly from.

Health & Safety

The health and safety of The Container Store employees and customers are vital to the health of our business. We strive to minimize injury or illness, in addition to property loss or business interruption caused by accidents, fire, or other hazards. The safer our workplace is, the more efficient and profitable our company will be.

TCS is committed to providing quality equipment, access to clean water, safe tools, and necessary protective equipment to keep employees safe. This includes providing ongoing training and the necessary resources and time required to maintain a safe place to work.

Additionally, we expect all employees to cooperate fully with our safety measures and actively participate in helping keep each other safe. All TCS employees must recognize hazards, anticipate exposures and risks, and act to eliminate or control them. Our employees are expected to communicate with each other and our management team when unsafe acts are observed or if there is potential for an unsafe working environment. Through personal commitment and excellent communication, we strive to maintain a safe and productive place to work.

Distribution

In the TCS segment, the majority of our merchandise flows through one of our two distribution centers prior to transport to our retail stores and/or online customers. Our first distribution center is co-located with our corporate office in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 100,000 square feet of corporate office space and approximately 1 million square feet of warehouse space. Our second distribution center located in Aberdeen, Maryland is approximately 600,000 square feet and is comprised primarily of warehouse space. On December 30, 2021, as a part of the Closet Works acquisition, we added a domestic manufacturing facility in Elmhurst, Illinois.

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

Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. Our second distribution center improved service levels to our customers while at the same time increasing our network capacity. We also continue to invest in supply chain system enhancements for increased logistics network support.

Elfa utilizes a broad network of third-party carriers to deliver products from its manufacturing facilities to customers worldwide.

With employee safety as our top priority, our distribution centers follow all recommended guidelines from the Centers for Disease Control and Prevention. This includes sanitizing supplies throughout both facilities and continuous communication around safety expectations. We will continue to follow local, state and federal guidelines to ensure the safety of our employees.

Intellectual Property

Our “The Container Store®,” “Welcome to the OrganizationSM,” “Foundation Principles®,” “Organized InsiderSM,” “PrestonTM”, “Laren®,” “Avera®,” “Contained Home®,” and “elfa®” trademarks and certain variations thereon, such as our “The Container Store” logo and many trademarks used for our product lines and sales campaigns are registered or are the subject of pending trademark applications with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. In addition, we own many domain names, including “www.containerstore.com,” “www. closets.com” and others that include our trademarks. We own several elfa® utility and design patents protecting Elfa’s closet and shelving systems, and a utility patent for TCS’s proprietary retail shopping computer systems, design patents on select private label products, along with copyrights in our catalogs, websites, and other marketing material. We believe that our trademarks, product designs and copyrighted works have significant value and we vigorously protect them against infringement.

Competition

We operate within the storage and organization category which extends across many retail segments including custom closets, housewares, and office supplies, among others. However, we are the only national retailer solely devoted to it. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet-based retailers, but they devote a smaller portion of their overall merchandise assortment to storage and organization. We also compete within a highly fragmented custom closets market with national, regional and local custom closet competitors, as well as local homebuilders and contractors. One of our biggest differentiators is that we sell solutions, not items. Some of our competitors are larger and may have greater financial, marketing and other resources than The Container Store. However, we compete based on our customer service, product selection and quality, price, convenience, consumer marketing and promotional activities, and our ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. In addition, we believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of our product assortment compare favorably to those of our competitors.

Seasonality

Our storage and organization product and services offering makes us less susceptible to holiday season shopping patterns than many retailers. Prior to fiscal 2021, our business realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter. However, in fiscal 2021, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence. For fiscal 2022, we expect that our sales and profitability patterns will be largely consistent with fiscal 2021.

Regulation and Legislation

We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, safety regulations, environmental and other laws, including tax and trade policies and consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws. Any legal or regulatory changes that impose additional restrictions or requirements on us or on our potential customers, such as the imposition of potential additional tariffs or retaliatory trade restrictions in connection with U.S. trade actions, could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

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

Where You Can Find More Information

We maintain a website at http://investor.containerstore.com and make available, free of charge, through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and holders of more than 10% of our common stock, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also put on our website our Corporate Responsibility Report, the charters for our Board of Directors’ Audit Committee, Culture and Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officers, our Corporate Governance Guidelines and other related materials. The information on our website is not part of this Annual Report on Form 10-K.

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

Operations and Infrastructure Risks

The COVID-19 pandemic has impacted and may continue to impact our results of operations, financial position and cash flows.

The COVID-19 pandemic continues to affect the U.S. and world. The ultimate impact of the COVID-19 pandemic on our business remains uncertain due to evolving factors, such as the resurgence of the COVID-19 virus and the emergence of new variants, the development, availability, and administration of effective treatments and vaccines, global economic conditions, and changes in consumer behavior in response to the pandemic. Governments have taken and may in the future take various measures in response to COVID-19, including mandating the closure of certain businesses and limiting in-store traffic.

Our stores and distribution centers are open and operational, however, any future governmental mandates or illness or absence of a substantial number of employees could require that we temporarily close one or more of our stores and/or distribution centers. We have experienced and may experience in the future, disruptions in store operations, including the temporary closure of certain stores to in-store traffic and the shift to contactless curbside click and pick-up service and limited in-store appointments at select stores. Additionally, the temporary closure of a distribution center would complicate or prevent our fulfilling of online orders, and disrupt the operations of our stores by preventing our ability to supply merchandise to our stores. We will continue to review local, state and federal mandates related to COVID-19, which may require us to adjust our operations in response to revised governmental mandates. There can be no assurance that the continuation of the COVID-19 pandemic will not materially impact our future business operations.

There can be no assurance that we will not be required by landlords or authorities at the local, state or federal level to close some or all of our stores again in the future, or as to how long any such closure would last. In general, during any such closure, we would still be obligated to make payments to landlords and for routine operating costs, such as utilities and insurance. Should there be further widespread store disruptions in the future due to the COVID-19 pandemic, there can be no assurance that we will have sufficient cash flows from operations or other sources of liquidity to continue making such payments when due, or that efforts to reduce, offset or defer such obligations, such as entering into deferral agreements with landlords or other creditors, will be successful. During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11.9 million of certain cash lease payments, which was repaid as of April 2, 2022.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We do not own any real estate at our TCS segment. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution center in Coppell, Texas, our second distribution center in Aberdeen, Maryland, and the Closet Works manufacturing facility in Elmhurst, Illinois. Our stores are leased from third parties and generally have an initial term of 10 to 15 years. Many of our lease agreements also have additional five-year renewal options and certain leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional lease payments based on a percentage of sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating lease payment provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as the COVID-19 pandemic, inflation and supply chain disruptions, among other things, and may fluctuate significantly in the future. As a result of these factors, the demands on our product distribution and delivery network may fluctuate during the fiscal year. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis and relative to corresponding periods in prior years. In fiscal 2021, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

We have acquired Closet Works, and may in the future acquire other businesses, which can divert management’s attention and create integration risks and other risks for our business.

In December 2021, we completed the acquisition of Closet Works, and we expect that we may continue to pursue future acquisitions. Such acquisitions involve numerous risks, including:

●	integrating the operations, systems, technologies, services and personnel of the acquired companies, including the migration of employees from an acquired company’s platforms to ours;
●	establishing or maintaining internal controls, procedures and policies relating to the acquired business, including the potential for actual or perceived control weaknesses associated with or arising from the acquisitions and integration of such business;
●	diversion of management’s attention from other business concerns;
●	entering markets in which we have no or limited prior experience and may not succeed;
●	impairment of relationships with customers and employees of the acquired companies or our customers and employees as a result of the integration of acquired operations and new management personnel;
●	potential loss of key employees of the acquired company;
●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;
●	over-valuing and over-paying for acquisitions;
●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies; and
●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions.

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

Increases in our costs that are beyond our control, including items such as increases in commodity prices for raw materials that are directly or indirectly related to the production and distribution of our products, such as the prices of steel, oil, resin and pulp, increases in fuel and transportation costs, including shipping surcharges, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, including the potential for increased insurance premiums, medical claim costs and worker’s compensation claim costs and increased incremental costs of doing business as a result of the COVID-19 pandemic, increases in postage and media costs, higher tax rates, and the cost of compliance with changes in laws and regulations, including accounting standards, may negatively impact our financial results. In addition to general levels of inflation that we have experienced, we are also subject to risk of specific inflationary pressures on product prices due to, for example, the continuing impacts of the COVID-19 pandemic, related global supply chain disruptions, and the uncertain economic and geopolitical environment. If inflation continues to increase, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting consumer demand or our gross margin.

Information Technology Risks

If we are unable to effectively manage our online sales, our reputation and operating results may be harmed.

We sell merchandise over the Internet through our website, containerstore.com, and through mobile applications for smart phones and tablets. In fiscal 2021, our website and mobile applications accounted for approximately 21% of TCS net sales.

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

A cyber-attack or security incident impacting our or our third-party providers’ information technology systems or confidential information could damage our reputation and our relationships with our customers or employees, expose us to regulatory or litigation risk and materially affect our business, financial results, results of operations, as well as the trading price of our common stock.

In conducting our business, including our e-commerce business, we rely heavily on computer systems, hardware, software, technology infrastructure and online websites and networks (collectively, “IT Systems”) for both internal and external operations. We manage some of these IT Systems, but also rely on third-parties for a range of IT Systems and related products and services. In addition, we and certain of our third-party providers collect, transmit and maintain data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personal information, as well as proprietary and other confidential information (collectively, “Confidential Information”).

We have committed financial and personnel resources to implement and maintain security policies, procedures and measures that are designed to protect our IT Systems and Confidential Information. As a result, we currently incur significant costs in connection with efforts such as network security, disaster recovery, and employee training, and may incur significant costs to change our business practices or modify our service offerings in connection with the protection of Confidential Information. However, there are no guarantees that these measures will be adequate to safeguard against all cyberattacks or system disruptions. We, like many companies, have experienced cyberattacks, system vulnerabilities and security incidents in the past. While we are not aware of any material disruptions or incidents to date, we cannot assure that any breaches, attacks or unauthorized disclosures will not occur in the future, including attacks or incidents that may materially impact our business. Cyberattacks are expected to accelerate on a global basis and threat actors are increasingly sophisticated in using techniques that are designed to circumvent security controls, evade detection, and remove forensic evidence. As a result, we and our third-party providers may be unable to anticipate, prevent, detect, investigate, contain or recover from future attacks and incidents in a timely or effective manner.

Despite the security measures that we and many of our third-party providers have implemented, our IT Systems may be disrupted or damaged and Confidential Information may be compromised, corrupted, lost or stolen. This may occur as a result of targeted attacks by state-sponsored actors or due to an array of tools and techniques utilized by cybercriminals, for example, the deployment of viruses or malware (such as ransomware), denial-of-service attacks, break-ins, and social engineering attacks (such as phishing exploits), as well as inadvertent errors committed by employees, contractors or other parties, and hardware or software bugs, misconfigurations or similar vulnerabilities. Cyberattacks, security incidents, and similar events could result in any or all of the following: unauthorized access to or disruption to our IT Systems and operations; unauthorized modification or disclosure of Confidential Information; governmental and regulatory inquiries, investigations, fines and penalties; litigation, including but not limited to class actions, pursuant to enacted and developing laws such as the California Consumer Privacy Act (CCPA) which provides for a private rights of action and statutory damages in connection with certain types of data breaches; loss of confidence in our Company, negative media coverage, and brand and reputational harm; loss of customers and business opportunities; increased costs to investigate, contain, restore or remediate IT Systems; and a range of other costs and liabilities. Any or all of the foregoing may have a material adverse impact on our business, financial condition, and results of operations, as well as the trading price of our stock.

While we maintain insurance related to cybersecurity and privacy risk, there is no guarantee that all costs and liabilities would be recovered or reimbursed, or that insurance will continue to be available to us at all or on economically reasonable terms.

Failure to comply with laws and regulations relating to privacy, data protection, and consumer protection, or the expansion of current, or the enactment of new, laws or regulations relating to privacy, data protection, and consumer protection, could adversely affect our business and our financial condition.

We collect, use, store, share and otherwise process different types of personal information that relates to a range of individuals, including our customers, website visitors, employees, job applicants, alumni and employees of other companies that we do business with (such as our vendors, suppliers and business partners). We are subject to a variety of international, federal and state and local laws and regulations relating to privacy, data protection, consumer protection, and our handling of this information. There is no harmonized approach to data privacy or protection laws and regulations. Consequently, we increase our risk of non-compliance with applicable data privacy and protection laws and regulations as we continue to expand our business. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Further, many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

In the United States, the Federal Trade Commission and many state Attorneys General are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of personal information, including statements that we make in our privacy policies. There are also federal laws covering our marketing activities, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act (known as the “CAN-SPAM” Act) and the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule) (“TCPA”). In addition, we are subject to various state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect in January of 2020, and the California Privacy Rights Act (“CPRA”), which will expand upon the CCPA and go into effect in January 2023 (with a lookback period until January 2022). The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers and affords such consumers certain privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses and disclosure of sensitive personal information. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy, cybersecurity, and data protection enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023 (with a lookback to January 2022), and additional compliance investment and potential business process changes may be required. The CCPA and CPRA have encouraged “copycat” laws in other states across the United States. For example, Virginia enacted the Virginia Consumer Data Protection Act (“VCDPA”) in 2021, another comprehensive state privacy law, which will also be effective on January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which goes into effect July 1, 2023. Most recently, Utah enacted the Utah Consumer Privacy Act (“UCPA”) in March 2022, which goes into effect on December 31, 2023. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

We cannot predict the impact of these laws, or subsequent guidance, but these laws and regulations are complex and rapidly evolving, subject to potentially differing interpretations and likely to remain uncertain for the foreseeable future. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future, with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state, or international privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could have a materially adverse impact to our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities or require us to change our operations, incur substantial costs and expenses in an effort to comply, modify our data processing practices and policies, or cease using certain data sets. Any such claim, proceeding, or action, including a complaint by an activist to a regulatory authority or other public statement criticizing our practices, could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors, result in the imposition of monetary penalties, and otherwise adversely affect our business, financial condition, and results of operations. We may also be contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Finally, there can be no assurance that in the future we will be able to operate our business in accordance with the Payment Card Industry (“PCI”) Data Security Standards or other industry recommended practices that relate to payment processing, including in relation to our ecommerce operations. We intend to maintain compliance with PCI Data Security Standards and will incur additional expenses to maintain PCI compliance. Even if we are compliant with such standards, we still may be vulnerable and unable to prevent security breaches involving customer transaction data.

We rely upon third-party service providers to operate many critical aspects of our internal and external business operations and any disruption of or interference with such operations, or material non-compliance with laws and regulations by such third parties, could materially and adversely impact our business.

We rely on many third-parties for critical internal and external operations. For example, third-party web service providers provide a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities, and other services provided by these third-party providers. Any disruption of or interference with our use of third-party service providers could have a material adverse effect on our business, financial condition, and results of operations. In addition, other third-party providers assist us with employee benefits processing, payment processing and security monitoring, among many other activities, on behalf of the company. Material non-compliance with privacy, security or consumer protection laws by these third parties may jeopardize our ability to obtain or offer core products and services, expose us to regulatory investigations and litigation, and materially impact our business and financial results.

Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We are highly dependent upon IT Systems in the conduct of all aspects of our operations. Such IT Systems are subject to damage or interruption from power outages, slowness due to strain on internet connectivity due to employees working from home, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our IT Systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. In addition, the COVID-19 pandemic has increased cybersecurity risk as a result of global remote working dynamics that present additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks used by many of our employees as well as those of critical third-party providers. Any material interruptions or failures in our IT systems may have a material adverse effect on our business or results of operations.

We also rely on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

We rely on certain software vendors to maintain and periodically upgrade many IT Systems so that they can continue to support our business. The software programs supporting many of our IT Systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these IT

Systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

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

Our retail stores, corporate office, distribution centers, manufacturing facilities, infrastructure projects and direct-to-customer operations, as well as the operations of our vendors from which we receive goods and services, are vulnerable to damage from various natural disasters including earthquakes, tornadoes, hurricanes, fires, floods, as well as other unexpected events, such as pandemics, climate change, geopolitical and civil unrest, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events results in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in deductibles and repairing any damage beyond our applicable insurance coverage.

Material disruptions at one of our manufacturing facilities could negatively impact production, customer deliveries and overall financial results.

Elfa operates three manufacturing facilities: two in Sweden and one in Poland. As a part of the December 2021 acquisition of Closet Works, we added a manufacturing facility in Elmhurst, Illinois to supply our custom closets. A material operational disruption in one of our manufacturing facilities could occur as a result of any number of events including, but not limited to, major equipment failures, labor stoppages, temporary or permanent factory closings, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions, climate change, health epidemics or pandemics, including the COVID-19 pandemic, which could result in limitations on the ability to travel and return to work, geopolitical and civil unrest and disruptions in utility services. Such a disruption could negatively impact production, customer deliveries and financial results.

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

We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Adverse market and economic events, such as the economic downturn caused by the COVID-19 pandemic, geopolitical and civil unrest, and climate change, could impair our ability to obtain merchandise in sufficient quantities from these vendors. Such events include difficulties or problems associated with our vendors' business, finances, labor, ability to export or import, production, insurance and reputation, which our vendors are currently facing due to the COVID-19 pandemic. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, and we may not be able to find similar merchandise with the same terms from larger vendors. The receipt of products sourced from areas impacted by the COVID-19 pandemic has been and may continue to be slowed or disrupted, which could further impact our ability to merchandise in sufficient quantities.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. During fiscal 2021, we purchased merchandise from approximately 630 vendors. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements or our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. It is possible that one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is sold. Any issues of product safety could cause us to recall some of those products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements or our quality standards, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near a seasonal period.

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

We face risks related to operating two distribution centers and our manufacturing facilities.

Our business depends upon the successful operation of our distribution centers and manufacturing facilities, as well as our ability to fulfill orders and to deliver our merchandise to our customers in a timely manner. We currently handle merchandise distribution for all of our stores from two facilities, one in Coppell, Texas, a suburb of Dallas, Texas, and the second in Aberdeen, Maryland. We also supply custom closets from the Closet Works manufacturing facility in Elmhurst, Illinois. We use independent third-party transportation companies as well as leased trucks to deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution centers or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, temporary or government-mandated closures, or other causes, including health epidemics or pandemics such as COVID-19, could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

We are subject to duties, tariffs and quotas associated with our dependence on foreign imports for our merchandise.

During fiscal 2021, including purchases for Elfa which represented approximately 19% of our purchases, we purchased approximately 57% of our merchandise from vendors located outside the United States (including approximately 34% from vendors located in China) and approximately 43% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis.

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

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, surcharges, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, health epidemics or pandemics such as COVID-19, and economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and geopolitical unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in specific countries such as China.

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

We rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which has in the past, and could continue to increase our shipping costs, and employee strikes and inclement weather, health epidemics or pandemics, such as COVID-19, which has impacted and may continue to impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. In fiscal 2021, gross margin was negatively affected by increased freight costs, and we could continue to see a negative impact on gross margin in fiscal 2022. Our reputation for providing a high level of customer service is dependent on such third-party transportation providers to timely deliver our products. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers, which in turn would increase our costs.

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

We also attempt to create an aesthetically pleasing and convenient shopping experience, including on our website. If we are not successful in creating an aesthetically pleasing and convenient shopping experience, we may lose customers or fail to obtain new customers.

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

Although we have negotiated North-American exclusivity on many of the products we sell in our stores, a majority of our non-elfa® product sales are not exclusive. These vendors could sell similar or identical products to our competitors, some of whom purchase products in significantly greater volume, or enter into exclusive arrangements with other retailers that could limit our access to their products. Our vendors could also initiate or expand sales of their products through their own stores or through the Internet to the retail market and therefore compete with us directly or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

Brand Reputation Risks

Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

We believe that the brand image we have developed has contributed significantly to the success of our business to date. We also believe that protecting The Container Store brand is integral to our business and to the implementation of our strategies for expanding our business. Our brand image may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, catalog mailings, online sales and employee training. Our brand image may be further diminished if new products fail to maintain or enhance our distinctive brand image. Furthermore, our reputation could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image or reputation, some of which may be beyond our ability to control. While we work with a third-party audit vendor to ensure a responsible and ethical supply chain, if any of our vendors engage in environmental, workplace or human rights violations that we are unable to identify or remediate, our business could be negatively affected and our brand could be harmed. In addition, our actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

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

Liquidity Risks

We face risks related to our indebtedness, that could result in a high degree of leverage on cash flow from operations to pay back debt.

As of April 2, 2022, we had total outstanding debt of $169.5 million and an additional $106.8 million of availability under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and the 2019 Elfa revolving credit facilities (the “2019 Elfa Revolving Facilities”). Our senior secured term loan facility with JPMorgan Chase bank, N.A. (the “Senior Secured Term Loan Facility”), which matures January 31, 2026, represented $167.5 million of the total outstanding debt.

We may incur additional indebtedness in the future. Our leverage could have important consequences to us, including:

●	exposing us to the risk of increased interest rates as our borrowings under our current debt facilities are at variable rates;
●	making it more difficult for us to make payments on our debt;
●	limiting our ability to pay future dividends;
●	increasing our vulnerability to downturns in our business, the storage and organization retail industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	requiring us to comply with financial and operational covenants as well as leverage covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;
●	preventing us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings; and
●	placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

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

During fiscal 2021, approximately 79% of our merchandise, based on cost of merchandise purchased, was manufactured abroad. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. All purchases from the Elfa segment by the TCS segment are in Swedish krona. Approximately 16% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2021 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2021, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income by approximately $0.6 million.

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

Disruptions in the global financial markets and rising interest rates may make it difficult for us to borrow a sufficient amount of capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.

Disruptions in the global financial markets and rising interest rates and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Under the Revolving Credit Facility, each member of the syndicate for the Revolving Credit Facility is responsible for providing a portion of the loans to be made under the facility. Factors that have previously affected our borrowing ability under the Revolving Credit Facility have included the borrowing base formula limitations, adjustments in the appraised value of our inventory used to calculate the borrowing base and the availability of each of the lenders to advance its portion of requested borrowing drawdowns under the facility. If, in connection with a disruption in the global financial markets or otherwise, any participant, or group of participants, with a significant portion of the commitments in the Revolving Credit Facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such participant or group of participants on a timely basis (if at all), our liquidity and our business may be materially adversely affected.

Changes to global financial markets, including the use of benchmark interest rates, may make it difficult for us to predict our future interest expenses.

In March 2021, the U.K. Financial Conduct Authority announced that it will no longer require panel banks to submit quotes for LIBOR settings other than overnight and 12-month U.S. dollar LIBOR after December 31, 2021, and will no longer require panel banks to submit quotes for any U.S. dollar LIBOR settings after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate, or “SOFR”, a new index calculated by short-term repurchase agreements, backed by Treasury securities, and U.S. regulators have issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate. Working groups formed by financial regulators in other jurisdictions, including the U.K., the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. At this time, it is not possible to definitively predict the effect of any changes to LIBOR or any establishment of alternative benchmark rates, including SOFR. Our Senior Secured Term Loan Facility and Revolving Credit Facility provide that in the event LIBOR rates are no longer available, we and our lenders will negotiate in good faith to adopt a replacement benchmark rate and an applicable margin for borrowings based on such replacement benchmark rate. We may incur increased interest expense using any such replacement benchmark rates, which could have an adverse effect on us, including our costs of funds, access to capital markets and financial results.

Human Resources Risks

We depend on key executive management.

We depend on the leadership and experience of our key executive management. The loss of the services of any of our executive management members, whether in a planned transition or otherwise, could also disrupt our business. As there is a high level of competition for experienced, successful personnel in the retail industry, we may not be able to find suitable individuals to replace departing personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

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

As of April 2, 2022, approximately 60% of Elfa’s employees (approximately 5% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

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

Periodically, we are involved in litigation, claims and other proceedings relating to the conduct of our business and employee relations. Claims may result in litigation and may result in regulatory proceedings being brought against us by federal and state agencies. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and may require significant resources. Ultimately, litigation, claims, and regulatory proceedings result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

Changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory and legal requirements, domestically and abroad. Changes in the regulatory environment could potentially increase the costs of compliance and subject us to possible government penalties and litigation in the event of deemed noncompliance.

Specifically, significant or rapid increases to federal, state and local minimum wage rates could adversely affect our earnings if we are not able to otherwise offset these increased labor costs elsewhere in our business. Moreover, the adoption of new environmental laws and regulations in connection with climate change and the transition to a low carbon economy, including any federal or state laws enacted to regulate greenhouse gas emissions, could significantly increase our costs or reduce the demand for our products. If carbon pricing or carbon taxes are adopted, the cost of products from our suppliers could increase and adversely affect our business and results of operations.

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

As of our annual impairment testing date of January 2, 2022, we determined that there was no impairment of goodwill or trade names. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

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

Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates, such as the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020. The CARES Act was enacted in response to the COVID-19 pandemic and contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest, technical corrections to tax depreciation methods for qualified improvement property and net operating loss carryback periods. During fiscal 2020, we implemented applicable benefits of the CARES Act, which included the deferral of approximately $5.2 million of employer payroll taxes and the recording of an employee retention credit of approximately $1.0 million. As of fiscal 2021, the remaining employer payroll taxes deferral is approximately $2.6 million payable in December 2022, and the Company still expects to receive approximately $1.0 million of tax credits.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act. Certain existing holders of a majority of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In fiscal 2018, we filed a registration statement on Form S-3 under which certain of our shareholders may sell, from time to time, up to 32,492,421 shares of our common stock that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. For example, in fiscal 2020, Leonard Green and Partners, L.P. sold 12,172,538 shares.

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

Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act of 1933, as amended. These provisions may have the effect of discouraging lawsuits against our directors and officers.

General Risks

Our common stock price may be volatile or may decline.

The market price for our common stock has been and may be volatile in the future. As a retailer, our results are significantly affected by various factors which can significantly affect our stock price, many of which are outside of our control, including the following:

●	quarterly variations in our operating results compared to market expectations;
●	changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;
●	announcements of new products or significant price reductions by us or our competitors;
●	size of the public float;
●	stock price performance of our competitors;
●	default on our indebtedness;
●	actions by competitors or other shopping center tenants;
●	changes in senior management or key personnel;
●	changes in financial estimates by securities analysts;
●	negative earnings or other announcements by us or other retail home goods companies;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	weather conditions, particularly during the holiday season and our promotional sales;
●	natural disasters, climate change, political and civil unrest or other similar events, including the war between Russia and Ukraine, and health epidemics or pandemics, such as the COVID-19 pandemic;
●	issuances or expected issuances of common stock; and
●	global economic, legal and regulatory factors unrelated to our performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all of our 94 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for minimum operating lease payments, typically including escalating lease payments. Further, certain leases also include lease payments that are based on a percentage of sales. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of April 2, 2022 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Massachusetts	3	Oregon	1
Arkansas	1	Michigan	2	Pennsylvania	2
California	13	Minnesota	1	Rhode Island	1
Colorado	3	Missouri	1	Tennessee	2
Delaware	1	Nebraska	1	Texas	13
Florida	6	Nevada	1	Utah	1
Georgia	3	New Jersey	4	Virginia	4
Illinois	5	New Mexico	1	Washington	2
Iowa	1	New York	5	Wisconsin	1
Indiana	1	North Carolina	2	District of Columbia	1
Kansas	1	Ohio	3
Maryland	2	Oklahoma	1	Total	94

We lease approximately 1.1 million square feet of space in Coppell, Texas for our corporate offices and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options. We also lease approximately 600,000 square feet of space in Aberdeen, Maryland for our second distribution center for our TCS segment. The term for this lease expires in November 2029. We lease approximately 58,000 square feet of space in Elmhurst, Illinois for Closet Works’ manufacturing facility for our TCS segment. The term for this lease expires in September 2024. We lease approximately 2,800 square feet of space in Chicago, Illinois for Closet Works’ show room for our TCS segment. The term for this lease expires in May 2026.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Information about our Executive Officers

Name	Age	Position(s)
Executive Officers:
Satish Malhotra	46	Chief Executive Officer and President
Jeffrey A. Miller	50	Chief Financial Officer
Melissa Collins	55	Chief Marketing Officer
John Gehre	52	Chief Merchandising Officer
Dhritiman Saha	50	Chief Information Officer

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

Jeffrey A. Miller has been with The Container Store since August 2013 and has served as our Chief Financial Officer since August 2020. Mr. Miller is responsible for the business areas of Finance, Accounting, Real Estate, Information Security, Procurement, Internal Audit, and ESG. Previously, Mr. Miller served as our Vice President and Chief Accounting Officer. Prior to joining The Container Store, Mr. Miller was at FedEx Office for over 10 years and served in a variety of roles with increasing responsibility, progressing to Vice President and Controller from 2008 until his departure. Mr. Miller began his career as an auditor with Arthur Andersen and Ernst & Young. He brings over 25 years of accounting and finance experience to the Chief Financial Officer role. Mr. Miller is a graduate of The University of Arkansas with a bachelor’s degree in Accounting. Mr. Miller is a Certified Public Accountant.

Melissa Collins has been with The Container Store for 23 years and has served as our Chief Marketing Officer since July 2016. Ms. Collins serves as the Company’s primary marketing strategist, and oversees such key functional areas as brand positioning, advertising, public relations, digital marketing, visual merchandising, social media and Organized Insider (loyalty program) and CRM. Previously, from August 2008 to July 2016, Ms. Collins served as Vice President of Creative and Online. Prior to that, she served in a variety of roles with increasing responsibility, beginning as Art Director and progressing to Senior Director of Creative and Online Services.

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

Dhritiman Saha joined The Container Store as our Executive Vice President and Chief Information Officer in May 2021, bringing more than 27 years of expertise in P&L, leading and managing multi-billion dollar ecommerce transformation & growth, digital marketing, subscription business, omnichannel customer experience, technology and global operations. Prior to joining The Container Store, Mr. Saha served as the Chief Digital Officer at GameStop from February 2021 to April 2021 and led e-commerce business, digital marketing & customer experience, online assortment expansion, digital and omnichannel technology & product management. Prior to GameStop, Mr. Saha served as Global Chief Customer and Digital Officer at Bodybuilding.com from December 2018 to February 2020 and as Senior Vice President of Digital for JCPenney from April 2014 to December 2018. Throughout Mr. Saha’s extensive career, he has also served in a variety of leadership roles driving technology and omnichannel business transformation at other chain retailers such as Target and Kohls. Mr. Saha received his MBA from Johns Hopkins University and completed his bachelors degree in Electronics and Telecommunications Engineering in Jalandhar, India.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades on The New York Stock Exchange (“NYSE”), under the symbol “TCS.”

The number of stockholders of record of our common stock as of May 27, 2022 was 51. This number excludes stockholders whose stock is held in nominee or street name by brokers. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

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

ITEM 6. [Reserved]

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

For a discussion of the Company’s results of operations and liquidity and capital resources for Fiscal 2019, including a year-to-year comparison between Fiscal 2019 and Fiscal 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of the Company’s Annual Report on Form 10-K for Fiscal 2020, filed with the SEC on June 03, 2021.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and Laren® closet lines. In fiscal 2021, the Company acquired Closet Parent Company, Inc. (“Closet Works”) which expanded our manufacturing capabilities to include wood-based spaces and enhanced our premium wood-based product offering. On April 2, 2022 we added the wood-based closet line PrestonTM closet to The Container Store Custom Closets. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●	The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of April 2, 2022, we operated 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and application, and call center. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our corporate headquarters and call center, and our second distribution center is located in Aberdeen, Maryland. On December 30, 2021, the Company completed the acquisition of Closet Works, a designer, manufacturer and supplier of wood-based custom home storage and organization solutions for total cash consideration of $21,438 which is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.
●	The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was

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

How we assess the performance of our business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are net sales, gross profit, gross margin, selling, general and administrative expenses, pre-opening costs, comparable store sales, and free cash flow. In addition, we also review other important operating metrics including non-GAAP measures such as EBITDA, Adjusted EBITDA, and adjusted net income.

Net sales

Net sales reflect our sales of merchandise plus other services provided, such as installation, shipping, delivery, and organization services, less returns and discounts. Net sales also include wholesale sales by Elfa. Revenue from our TCS segment is recognized upon receipt of the product by our customers or upon completion of the service to our customers. Revenue from our Elfa segment is recognized upon shipment to customers.

The retail and wholesale businesses in which we operate are cyclical, and consequently our sales are affected by general economic conditions. Purchases of our products are sensitive to trends in the levels of consumer spending, which are affected by a number of factors such as consumer disposable income, housing market conditions, stock market performance, consumer debt, interest rates, tax rates, health epidemics or pandemics, such as COVID-19, and overall consumer confidence. Our sales are also impacted by changes in promotional cadence and by changes in the depth and breadth of promotions.

Our net sales are moderately seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our interim results. Prior to fiscal 2021, our business realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter. However, in fiscal 2021, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence. For fiscal 2022, we expect that our sales and profitability patterns will be largely consistent with fiscal 2021.

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

Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be impacted by fluctuations in commodity and freight costs. Our gross margin can also be impacted by changes in the mix of products and services sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Additionally, sales of products typically provide a higher gross margin than sales of services. Furthermore, sales generated through our website typically have a lower gross margin than sales generated through our stores. Gross margin for our TCS segment is also susceptible to foreign currency risk as certain purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance. Similarly, gross margin for our Elfa segment is susceptible to foreign currency risk as certain purchases of raw materials are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

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

Pre-opening costs

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including lease expenses, marketing expenses, travel and relocation costs, training costs, and certain corporate overhead costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations. We expect that our pre-opening costs will increase in future periods with expected future store growth.

Comparable store sales

Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2020 or fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance. We expect to present comparable store sales in fiscal 2022.

Comparable store sales includes all net sales from our TCS segment, except for sales from stores open less than sixteen months, stores that have been closed permanently, and stores that have been closed temporarily for more than seven days. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens.

Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over period net sales in stores that have been open for fifteen months or more. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP. Various factors affect comparable store sales, including:

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management, our Board of Directors and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. In addition, we use Adjusted EBITDA in connection with covenant compliance, incentive compensation performance evaluations, and to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We believe it is useful for investors to see the measures that management uses to evaluate the Company, its executives and our covenant compliance, as applicable. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

We define adjusted net income as net income before restructuring charges, charges related to the impact of COVID-19 on business operations, credits pursuant to the CARES Act, severance charges associated with COVID-19, acquisition-related costs, impairment charges related to intangible assets, losses on extinguishment of debt, certain gains on disposal of assets, certain management transition costs incurred, charges related to the closure of Elfa France operations, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures.”

Free cash flow

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

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended April 2, 2022 and April 3, 2021 expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	April 2,	April 3,
	2022	2021
Net sales	$1,094,119	$990,088
Cost of sales (excluding depreciation and amortization)	457,882	419,611
Gross profit	636,237	570,477
Selling, general, and administrative expenses (excluding depreciation and amortization)	471,586	426,765
Stock-based compensation	4,263	7,823
Pre-opening costs	694	1,026
Depreciation and amortization	34,289	34,731
Other expenses	—	1,112
(Gain) loss on disposal of assets	(49)	16
Income from operations	125,454	99,004
Interest expense, net	12,760	17,268
Loss on extinguishment of debt	—	893
Income before taxes	112,694	80,843
Provision for income taxes	30,976	22,560
Net income	$81,718	$58,283

Net income per common share — basic	$1.65	$1.20
Net income per common share — diluted	$1.62	$1.17

Weighted-average common shares — basic	49,447,612	48,537,883
Weighted-average common shares — diluted	50,294,118	49,712,637

	Fiscal Year Ended
	April 2,	April 3,
	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.8%	42.4%
Gross profit	58.2%	57.6%
Selling, general, and administrative expenses (excluding depreciation and amortization)	43.1%	43.1%
Stock‑based compensation	0.4%	0.8%
Pre‑opening costs	0.1%	0.1%
Depreciation and amortization	3.1%	3.5%
Other expenses	—%	0.1%
(Gain) loss on disposal of assets	(0.0)%	0.0%
Income from operations	11.5%	10.0%
Interest expense, net	1.2%	1.7%
Loss on extinguishment of debt	—%	0.1%
Income before taxes	10.3%	8.2%
Provision for income taxes	2.8%	2.3%
Net income	7.5%	5.9%
Operating data:
Number of stores at end of period (1)	94	93
Non‑GAAP measures (2):
Adjusted EBITDA (2)	$159,009	$150,523
Adjusted net income (2)	$82,854	$61,790
Adjusted net income per common share — diluted (2)	$1.65	$1.24
(1)	In fiscal 2019, the Company operated a total of 93 store locations, of which 19 stores were temporarily closed for at least seven days of the fourth quarter, as a result of COVID-19, and therefore were not considered comparable. Since the second quarter of fiscal 2020 through the end of fiscal 2021, all 94 stores were open with health and safety protocols and adherence to local regulations.
(2)	We have presented Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below. For more information regarding our use of adjusted net income and adjusted net income per common share—diluted, and a reconciliation of adjusted net income and adjusted net income per common share—diluted to the GAAP financial measures of net income and diluted net income per common share, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below.

Fiscal 2021 compared to Fiscal 2020

Net sales

The following table summarizes our net sales for fiscal 2021 and fiscal 2020:

	April 2, 2022	% total	April 3, 2021	% total
TCS net sales	$1,023,193	93.5%	$923,083	93.2%
Elfa third-party net sales	70,926	6.5%	67,005	6.8%
Net sales	$1,094,119	100.0%	$990,088	100.0%

Net sales in fiscal 2021 increased by $104,031, or 10.5%, compared to fiscal 2020 net sales of $990,088, which is inclusive of $17,734 in net sales attributable to the 53rd week. This increase is comprised of the following components:

Net sales
Net sales for fiscal 2020	$990,088
Incremental net sales increase due to:
TCS net sales (including a decrease of $72,773, or 35.5%, in online sales)	100,110
Elfa third-party net sales (excluding impact of foreign currency translation)	3,317
Impact of foreign currency translation on Elfa third-party net sales	604
Net sales for fiscal 2021	$1,094,119

TCS net sales increased $100,110, or 10.8%, with other product categories up 6.4%, contributing 340 basis points of the increase, and Custom Closets up 16.0%, contributing 740 basis points. Custom Closets includes metal-based and wood-based custom space products and in-home services, as well as closet lifestyle department products sold by the TCS segment. Elfa third-party net sales increased $3,921, or 5.9%, in fiscal 2021. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both fiscal 2021 and fiscal 2020, Elfa third party net sales increased $3,317, or 5.0%.

As a result of the impact of the COVID-19 pandemic on our Company stores in fiscal 2019 and fiscal 2020 and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company does not believe that comparable store sales is a meaningful metric to present for fiscal 2021, however we do expect to present this metric in fiscal 2022.

Gross profit and gross margin

Gross profit in fiscal 2021 increased by $65,760 or 11.5%, compared to fiscal 2020. The increase in gross profit was primarily the result of increased consolidated net sales combined with increased consolidated gross margin. The following table summarizes gross margin for fiscal 2021 and fiscal 2020 by segment and in total. The segment margins include the impact of intersegment sales from the Elfa segment to the TCS segment:

	April 2, 2022	April 3, 2021
TCS gross margin	57.6%	56.1%
Elfa gross margin	31.9%	40.9%
Total gross margin	58.2%	57.6%

TCS gross margin increased 150 basis points during fiscal 2021, primarily due to less promotional activity and decreased shipping costs as a result of a lower mix of online sales, partially offset by increased freight and commodity costs in fiscal 2021. Elfa segment gross margin decreased 900 basis points, primarily due to higher direct material costs. On a consolidated basis, gross margin increased 60 basis points, primarily due to the improvement in TCS gross margin during fiscal 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2021 increased by $44,821, or 10.5%, compared to fiscal 2020. As a percentage of consolidated net sales, selling, general and administrative expenses remained consistent at 43.1%. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2021 and fiscal 2020 by segment and in total:

	April 2, 2022	April 3, 2021
	% of Net sales	% of Net sales
TCS selling, general and administrative	40.5%	40.2%
Elfa selling, general and administrative	2.6%	2.9%
Total selling, general and administrative	43.1%	43.1%

During fiscal 2021, leverage of occupancy costs on higher sales was partially offset by increased compensation and benefit costs. Additionally, fiscal 2020 benefited from fixed cost leverage of approximately 30 basis points associated with $17,734 of incremental sales in the 53rd week.

Stock-based compensation

Stock-based compensation decreased to $4,263 in fiscal 2021 from $7,823 in fiscal 2020. Fiscal 2020 stock-based compensation was higher than fiscal 2021 due to liability accounting for a portion of performance awards that were significantly impacted by increases in our stock price during fiscal 2020 combined with the acceleration of expense for awards made to certain executives under employment agreements whose service periods expired in the fourth quarter of fiscal 2020.

Other expenses

Other expenses of $1,112 in fiscal 2020, were primarily due to severance costs associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

Interest expense and loss on extinguishment of debt

Interest expense decreased by $4,508, or 26.1%, in fiscal 2021 to $12,760. The decrease is primarily due to a lower principal balance on the Senior Secured Term Loan Facility (as defined below) combined with lower interest rates and decreased borrowings on the Revolving Credit Facility (as defined below). On November 25, 2020, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. The Seventh Amendment amended the Senior Secured Term Loan Facility to, among other things, allow the applicable interest rate margin to remain at 4.75% for LIBOR loans and 3.75% for base rate loans. The Company paid down $47,172 on the Senior Secured Term Loan Facility in conjunction with the Seventh Amendment.

Additionally, as a result of the Seventh Amendment, the Company recorded $893 of loss on extinguishment of debt in fiscal 2020.

Taxes

The provision for income taxes in fiscal 2021 was $30,976 as compared to $22,560 in fiscal 2020. The effective tax rate for fiscal 2021 was 27.5%, as compared to 27.9% in fiscal 2020. The decrease in the effective tax rate is primarily due to the impact of discrete items on higher pre-tax income in fiscal 2021.

Non-GAAP Financial Measures

Adjusted net income, adjusted net income per diluted share, EBITDA, Adjusted EBITDA and free cash flow are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management and the Company’s board of directors, to assess its financial performance. See “How we assess the performance of our business” above for further information. For a reconciliation of free cash flow to net cash provided by operating activities, see “Liquidity and Capital Resources – Free cash flow (Non-GAAP)” below.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	April 2,	April 3,
	2022	2021

Net income	$81,718	$58,283
Depreciation and amortization	34,289	34,731
Interest expense, net	12,760	17,268
Income tax provision	30,976	22,560
EBITDA	159,743	132,842
Pre-opening costs (a)	694	1,026
Non-cash lease expense (b)	(7,115)	4,147
Stock-based compensation (c)	4,263	7,823
Management transition costs (d)	473	1,200
Loss on extinguishment of debt (e)	—	893
Foreign exchange (gains) losses (f)	(14)	200
Employee retention credit (g)	—	(1,028)
Acquisition-related costs (h)	745	—
COVID-19 costs (i)	203	2,266
COVID-19 severance and other costs (j)	17	1,154
Adjusted EBITDA	$159,009	$150,523
(a)	Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, which was repaid as of April 2, 2022.
(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(d)	Costs related to the transition of key executives including signing bonus, severance and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in December 2020, which we do not consider in our evaluation of our ongoing operations.
(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(g)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense, which we do not consider in our evaluation of ongoing performance.
(h)	Includes costs incurred in fiscal 2021 associated with the acquisition of Closet Works on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(i)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in fiscal 2021 and in fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(j)	Severance and other costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

A reconciliation of the GAAP financial measures of net income and net income per common share—diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal Year Ended
	April 2,	April 3,
	2022	2021

Numerator:
Net income	$81,718	$58,283
Management transition costs (a)	473	1,200
Loss on extinguishment of debt (b)	—	893
Employee retention credit (c)	—	(1,028)
Acquisition-related costs (d)	745	—
COVID-19 costs (e)	203	2,266
COVID-19 severance and other costs (f)	17	1,111
Taxes (g)	(302)	(935)
Adjusted net income	$82,854	$61,790
Denominator:
Weighted-average common shares outstanding — diluted	50,294,118	49,712,637

Net income per common share — diluted	$1.62	$1.17
Adjusted net income per common share — diluted	$1.65	$1.24
(a)	Costs related to the transition of key executives including signing bonus, severance, and relocation costs recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(b)	Loss recorded as a result of the amendments made to the Senior Secured Term Loan Facility in December 2020, which we do not consider in our evaluation of our ongoing operations.
(c)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense, which we do not consider in our evaluation of ongoing performance.
(d)	Includes costs incurred in fiscal 2021 associated with the acquisition of Closet Works on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(e)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021 and fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(f)	Includes costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020, which we do not consider in our evaluation of ongoing performance.
(g)	Tax impact of adjustments to net income that are considered to be unusual or infrequent tax items, which we do not consider in our evaluation of ongoing performance.

Seasonality

Our storage and organization product offering makes us less susceptible to holiday shopping patterns than many retailers. Prior to fiscal 2021, our business realized a higher portion of net sales, operating income and cash flows from operations in the fourth fiscal quarter. However, fiscal 2021 sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence. For fiscal 2022, we expect that our sales and profitability patterns will be largely consistent with fiscal 2021.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 110.0 million (approximately $11,769 as of April 2, 2022) 2019 Elfa revolving credit facility (the “2019 Original Revolving Facility” as further discussed under “2019 Elfa Senior Secured Credit Facilities” below), as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers and Elfa manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, other assets, accounts payable, operating lease liabilities, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2022, we expect total capital expenditures to be in the range of $60,000 to $65,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opening in the fall of calendar year 2022 and one new store anticipated in the winter of calendar year 2022. In addition, on December 30, 2021, we acquired Closet Works for total cash consideration of $21,438, partially offset by cash acquired of $1,993. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities (as further discussed under “2019 Elfa Senior Secured Credit Facilities” below) will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At April 2, 2022, we had $14,252 of cash, of which $2,602 was held by our foreign subsidiaries. In addition, we had $96,830 of additional availability under the Revolving Credit Facility and approximately $9,978 of additional availability under the 2019 Elfa Revolving Facilities at April 2, 2022. There were $3,967 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

As further described in Note 1 to our consolidated financial statements, the Company has reclassified $2,346 of net cash inflows from operating activities into investing activities in the fourth quarter of fiscal 2021, of which $2,462 of net cash inflows is related to the second quarter of fiscal 2021. Net cash inflows of $1,628 were reclassified from operating activities into investing activities for the fiscal year ended April 3, 2021. The financial statement line item impacted within operating activities is Prepaid expenses and other assets, and the financial statement line items impacted within investing activities are Investments in non-qualified plan trust and Proceeds from non-qualified plan trust redemptions. The table below presents the reclassified amounts.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
	April 2,	April 3,
	2022	2021
Net cash provided by operating activities	$56,990	$136,659
Net cash used in investing activities	(50,422)	(15,483)
Net cash used in financing activities	(9,381)	(172,063)
Effect of exchange rate changes on cash	(622)	819
Net decrease in cash	$(3,435)	$(50,068)
Free cash flow (Non-GAAP) (1)	$23,601	$119,483
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $56,990 for fiscal 2021. Net income of $81,718 was combined with non-cash items of $42,686 (primarily depreciation and amortization) and partially offset by an increase in working capital of $67,414. The increase in working capital during fiscal 2021 was primarily due to an increase in merchandise inventory as a result of increased commodity and freight costs in fiscal 2021, combined with lower units on hand at the end of fiscal 2020.

Net cash provided by operating activities was $136,659 for fiscal 2020. Net income of $58,283 was combined with non-cash items of $40,754 (primarily depreciation and amortization as well as stock-based compensation) and a decrease in working capital of $37,622. The decrease in working capital during fiscal 2020 was primarily due to an increase in accounts payable and accrued liabilities, primarily driven by timing of inventory receipts and payments combined with an increase in unearned revenue and accrued payroll costs.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, as well as acquisition costs and investments and proceeds in the Company’s non-qualified retirement plan.

Net cash used in investing activities was $50,422 for fiscal 2021. Our total capital expenditures for fiscal 2021 were $33,389. We incurred capital expenditures of $21,007 primarily related to investments in information technology and new product rollouts. We incurred capital expenditures of $8,287 related to one new store opening and existing store maintenance. The remaining $4,095 of capital expenditures were primarily related to the distribution centers. The Company expects capital expenditures for fiscal 2022 to be in the range of approximately $60,000 to $65,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opening in fall of calendar year 2022 and one new store anticipated in winter of calendar year 2022. In addition, we had net investing cash outflows of $19,445 related to the acquisition of Closet Works, partially offset by net proceeds of $2,346 from the non-qualified retirement plan and proceeds of $66 from the sale of property and equipment.

Net cash used in investing activities was $15,483 for fiscal 2020. Our total capital expenditures for fiscal 2020 were $17,176. We incurred capital expenditures of $8,075 primarily related to investments in information technology and new product rollouts. We incurred capital expenditures of $5,641 related to the distribution centers during fiscal

2020. The remaining capital expenditures of $3,460 were primarily related to one new store opening and existing store maintenance. In addition, we had net proceeds of $1,628 from the non-qualified retirement plan and proceeds of $65 from the sale of property and equipment.

Net cash used in financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash used in financing activities was $9,381 for fiscal 2021. This included repayments of $7,167 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Revolving Facilities combined with tax payments of $4,677 in connection with the withholding of shares upon vesting of restricted stock awards, partially offset by net borrowings of $1,898 on the 2019 Elfa Revolving Facilities and proceeds of $565 from the exercise of stock options.

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

As of April 2, 2022, we had a total of $96,830 of unused borrowing availability under the Revolving Credit Facility and zero borrowings outstanding.

As of April 2, 2022, Elfa had a total of $9,978 of unused borrowing availability under the 2019 Elfa Revolving Facilities and $1,790 borrowings outstanding.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, among other things. Our free cash flow of $23,601 for fiscal 2021 decreased as compared to free cash flow of $119,483 in fiscal 2020. The decrease in free cash flow for fiscal 2021 compared to fiscal 2020, reflects the many actions undertaken by the Company to preserve liquidity in fiscal 2020 as a result of COVID-19, including temporary reductions in inventory purchases, temporary extension of payment terms, and reduced capital expenditures. The Company returned to normal payment terms for most vendors by the end of the third quarter of fiscal 2020. Additionally, during fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, which was repaid as of April 2, 2022.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
	April 2,	April 3,
	2022	2021
Net cash provided by operating activities	$56,990	$136,659
Less: Additions to property and equipment	(33,389)	(17,176)
Free cash flow	$23,601	$119,483

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended April 2, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of April 2, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,481, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.0.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of April 2, 2022, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 2, 2022, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige (“Nordea Bank”), which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,769 as of April 2, 2022) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,304 as of April 2, 2022) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,675 as of April 2, 2022), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of April 2, 2022, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Critical Accounting Estimates

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

Management evaluated the development and selection of its critical accounting estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 1—Nature of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We reserve for projected merchandise returns based on historical experience and various other assumptions that we believe to be reasonable. The reserve reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. We have not made any material changes to our assumptions used to recognize revenue during the periods presented.

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

Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Leases

In accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), we recognize a lease liability upon lease commencement, measured at the present value of the fixed future minimum lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Lease expense on operating leases is recorded on a straight-line basis over the term of the lease and is recorded in Selling, general, and administrative expense (“SG&A”).

Key assumptions and judgments included in the determination of the lease liability include the discount rate applied to the present value of the future lease payments, and the exercise of renewal options. Our leases do not provide information about the rate implicit in the lease; therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. A significant basis point change in the incremental borrowing rate would have a material impact on the value of our new or remeasured right-of-use assets and lease liabilities. Additionally, many of our leases contain renewal options. The option periods are generally not included in the lease term used to measure our lease liabilities and right-of-use assets upon commencement as exercise of the options is not reasonably certain. We remeasure the lease liability and right-of-use asset when we are reasonably certain to exercise a renewal option. Although we believe that the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

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

When performing a quantitative test for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

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

As of our annual testing date of January 2, 2022, we performed a qualitative assessment for our annual goodwill impairment analysis, which did not result in an impairment of goodwill. The qualitative analysis considered relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events. As part of our qualitative assessment, we included quantitative factors to assess the likelihood of an impairment and concluded it more likely than not that an impairment has not occurred.

Future impairment charges could also be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

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

When performing a quantitative test, the impairment review is performed by comparing the carrying amount of the trade name to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying amount of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

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

As discussed above, as of our annual testing date of January 2, 2022, we performed a qualitative assessment for our annual impairment review, which did not result in an impairment of trade names. The qualitative analysis considered relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events. As part of our qualitative assessment, we included quantitative factors to assess the likelihood of an impairment and concluded it more likely than not that an impairment has not occurred.

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

Business combinations

The Company accounts for business combinations under the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and identifiable intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. Any excess of the purchase price over the fair value of tangible and intangible assets acquired is assigned to goodwill. The transaction costs associated with business combinations are expensed as they are incurred. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Although we believe that the fair value assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Contractual obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of April 2, 2022, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$167,500	$2,000	$4,000	$161,500	$—
2019 Elfa revolving facilities	1,790	1,790	—	—	—
Operating leases (1)	535,799	89,667	159,518	123,107	163,507
Finance lease obligations	179	97	64	18	—
Transition tax	1,022	374	648	—	—
Unrecorded contractual obligations
Estimated interest (2)	38,082	10,230	19,847	8,005	—
Letters of credit	3,967	3,967	—	—	—
Purchase obligations (3)	36,449	31,533	4,859	57	—
Total (4)	$784,788	$139,658	$188,936	$292,687	$163,507
(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, which was repaid as of April 2, 2022.
(2)	For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of April 2, 2022, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.
(3)	Purchase obligations include legally binding contracts such as firm commitments for inventory, equipment purchases, marketing-related contracts, software acquisition/license commitments, as well as commitments to make capital expenditures, and legally binding service contracts. Purchase orders for other services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)	The table above excludes defined benefit pension plan obligations of $4,553, which were included in “Other long-term liabilities” in the consolidated balance sheet as of April 2, 2022. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 2, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of operating lease right-of-use assets and operating lease liabilities
Description of the Matter

As discussed in Note 1 and Note 12 in the consolidated financial statements, the Company recorded noncurrent operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities of $347.5 million, $52.5 million and $317.3 million, respectively, as of April 2, 2022. The Company’s reported operating lease liabilities utilize discount rates to calculate the estimated present value of future lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments.

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

Dallas, Texas

June 2, 2022

The Container Store Group, Inc.

Consolidated balance sheets

	April 2,	April 3,
(In thousands)	2022	2021
Assets
Current assets:
Cash	$14,252	$17,687
Accounts receivable, net	30,225	28,949
Inventory	192,783	130,619
Prepaid expenses	11,628	11,429
Income taxes receivable	1,687	93
Other current assets	9,836	14,547
Total current assets	260,411	203,324
Noncurrent assets:
Property and equipment, net	140,198	131,884
Noncurrent operating lease right-of-use assets	347,519	307,147
Goodwill	221,159	202,815
Trade names	224,938	227,669
Deferred financing costs, net	203	255
Noncurrent deferred tax assets, net	865	2,305
Other assets	2,284	3,070
Total noncurrent assets	937,166	875,145
Total assets	$1,197,577	$1,078,469

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets

	April 2,	April 3,
(In thousands, except share and per share amounts)	2022	2021
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$84,059	$68,546
Accrued liabilities	89,004	86,551
Current borrowings on revolving lines of credit	1,790	—
Current portion of long-term debt	2,096	2,166
Current operating lease liabilities	52,540	50,847
Income taxes payable	6,026	6,803
Total current liabilities	235,515	214,913
Noncurrent liabilities:
Long-term debt	158,564	163,818
Noncurrent operating lease liabilities	317,345	285,022
Noncurrent deferred tax liabilities, net	50,493	48,923
Other long-term liabilities	7,564	12,124
Total noncurrent liabilities	533,966	509,887
Total liabilities	769,481	724,800
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,635,447 shares issued at April 2, 2022; 48,838,261 shares issued at April 3, 2021	496	488
Additional paid-in capital	874,190	873,048
Accumulated other comprehensive loss	(27,444)	(19,003)
Retained deficit	(419,146)	(500,864)
Total shareholders’ equity	428,096	353,669
Total liabilities and shareholders’ equity	$1,197,577	$1,078,469

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
	April 2,	April 3,	March 28,
(In thousands, except share and per share amounts)	2022	2021	2020
Net sales	$1,094,119	$990,088	$915,953
Cost of sales (excluding depreciation and amortization)	457,882	419,611	382,488
Gross profit	636,237	570,477	533,465
Selling, general, and administrative expenses (excluding depreciation and amortization)	471,586	426,765	440,362
Stock-based compensation	4,263	7,823	3,110
Pre-opening costs	694	1,026	8,237
Depreciation and amortization	34,289	34,731	38,638
Other expenses	—	1,112	377
(Gain) loss on disposal of assets	(49)	16	(2)
Income from operations	125,454	99,004	42,743
Interest expense, net	12,760	17,268	21,541
Loss on extinguishment of debt	—	893	—
Income before taxes	112,694	80,843	21,202
Provision for income taxes	30,976	22,560	6,715
Net income	$81,718	$58,283	$14,487

Net income per common share — basic	$1.65	$1.20	$0.30
Net income per common share — diluted	$1.62	$1.17	$0.30

Weighted-average common shares — basic	49,447,612	48,537,883	48,819,783
Weighted-average common shares — diluted	50,294,118	49,712,637	48,964,564

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Fiscal Year Ended
	April 2,	April 3,	March 28,
(In thousands)	2022	2021	2020
Net income	$81,718	$58,283	$14,487
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($1,093), $3,071, and ($1,587)	(3,123)	8,737	(4,596)
Pension liability adjustment, net of tax provision (benefit) of $145, $53, and ($202)	506	196	(778)
Foreign currency translation adjustment	(5,824)	8,359	(4,789)
Comprehensive income	$73,277	$75,575	$4,324

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(In thousands, except share amounts)	value	Shares	Amount	capital	income (loss)	deficit	equity
Balance at March 30, 2019	$0.01	48,142,319	481	863,978	(26,132)	(573,634)	264,693
Net income		—	—	—	—	14,487	14,487
Stock-based compensation		—	—	3,110	—	—	3,110
Vesting of restricted stock awards		174,240	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(419)	—	—	(419)
Foreign currency translation adjustment		—	—	—	(4,789)	—	(4,789)
Unrealized gain on financial instruments, net of $1,587 tax benefit		—	—	—	(4,596)	—	(4,596)
Pension liability adjustment, net of $202 tax benefit		—	—	—	(778)	—	(778)
Balance at March 28, 2020		48,316,559	483	866,667	(36,295)	(559,147)	271,708
Net income		—	—	—	—	58,283	58,283
Stock-based compensation		—	—	7,823	—	—	7,823
Vesting of restricted stock awards		478,795	5	(5)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(1,933)	—	—	(1,933)
Stock option exercised		42,907	—	496	—	—	496
Foreign currency translation adjustment		—	—	—	8,359	—	8,359
Unrealized loss on financial instruments, net of $3,071 tax provision		—	—	—	8,737	—	8,737
Pension liability adjustment, net of $53 tax provision		—	—	—	196	—	196
Balance at April 3, 2021		48,838,261	488	873,048	(19,003)	(500,864)	353,669
Net income		—	—	—	—	81,718	81,718
Stock-based compensation		—	—	4,263	—	—	4,263
Vesting of restricted stock awards		671,409	7	(7)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(3,678)	—	—	(3,678)
Stock options exercised		125,777	1	564	—	—	565
Foreign currency translation adjustment		—	—	—	(5,824)	—	(5,824)
Unrealized gain on financial instruments, net of $1,093 tax benefit		—	—	—	(3,123)	—	(3,123)
Pension liability adjustment, net of $145 tax provision		—	—	—	506	—	506
Balance at April 2, 2022	$0.01	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
	April 2,	April 3,	March 28,
(In thousands)	2022	2021	2020
Operating activities
Net income	$81,718	$58,283	$14,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,289	34,731	38,638
Stock-based compensation	4,263	7,823	3,110
(Gain) loss on disposal of assets	(49)	16	(2)
Loss on extinguishment of debt	—	893	—
Deferred tax expense (benefit)	3,621	(4,740)	148
Non-cash interest	1,883	1,870	1,862
Other	(1,321)	161	316
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(1,631)	(1,497)	(1,002)
Inventory	(63,533)	(2,403)	(17,293)
Prepaid expenses and other assets	(1,474)	(3,821)	830
Accounts payable and accrued liabilities	9,814	35,203	(3,531)
Net change in lease assets and liabilities	(6,232)	(4,118)	49
Income taxes	(1,811)	11,346	(6,876)
Other noncurrent liabilities	(2,547)	2,912	(247)
Net cash provided by operating activities	56,990	136,659	30,489

Investing activities
Additions to property and equipment	(33,389)	(17,176)	(33,619)
Closet Works acquisition, net of cash acquired	(19,445)	—	—
Investments in non-qualified plan trusts	(362)	(182)	(367)
Proceeds from non-qualified plan trust redemptions	2,708	1,810	626
Proceeds from sale of property and equipment	66	65	17
Net cash used in investing activities	(50,422)	(15,483)	(33,343)

Financing activities
Borrowings on revolving lines of credit	75,167	56,132	63,603
Payments on revolving lines of credit	(73,269)	(66,227)	(59,585)
Borrowings on long-term debt	38,000	200,000	115,000
Payments on long-term debt	(45,167)	(355,954)	(54,251)
Payment of debt issuance costs	—	(5,579)	—
Payment of taxes with shares withheld upon restricted stock vesting	(4,677)	(931)	(373)
Proceeds from the exercise of stock options	565	496	—
Net cash (used in) provided by financing activities	(9,381)	(172,063)	64,394

Effect of exchange rate changes on cash	(622)	819	(1,149)

Net (decrease) increase in cash	(3,435)	(50,068)	60,391
Cash at beginning of fiscal period	17,687	67,755	7,364
Cash at end of fiscal period	$14,252	$17,687	$67,755

Supplemental information:
Cash paid for interest	$10,745	$16,661	$18,316
Cash paid for taxes	$30,163	$16,939	$13,944

Purchases of property and equipment (included in accounts payable)	$9,469	$2,251	$2,471

Cash paid for amounts included in the measurement of operating lease liabilities	$94,869	$86,720	$90,386
Additions to right-of-use assets	$85,715	$57,708	$52,489

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless
otherwise stated)

April 2, 2022

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

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of April 2, 2022, The Container Store, Inc. operated 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website, responsive mobile site and application, and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis. On December 30, 2021, the Company completed the acquisition of Closet Works, a designer, manufacturer and supplier of wood-based custom home storage and organization solutions for total cash consideration of $21,438 which is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

During the fourth quarter of fiscal 2021, the Company identified an immaterial error in the presentation of the purchases and sales of the underlying investments held in the rabbi trust related to the non-qualified retirement plan in the Consolidated statements of cash flows. Purchases and sales of investments in the rabbi trust were presented on a net basis as cash flows from operating activities in previously issued financial statements, rather than on a gross basis as cash flows from investing activities. While the error affects the cash flows from operating and investing activities, the error had no impact on the net increase (decrease) in cash for the previously reported periods. The Company concluded that the errors were not material to any prior or current periods from a combined quantitative and qualitative perspective. As such, the Company has reclassified $2,346 of net cash inflows from operating activities into investing activities in the fourth quarter of fiscal 2021, of which $2,462 of net cash inflows is related to the second quarter of fiscal 2021. The financial statement line item impacted within operating activities is Prepaid expenses and other assets, and the financial statement line items impacted within investing activities are Investments in non-qualified plan trust and Proceeds from non-qualified plan trust redemptions.

Although the Company has determined that this error was not material to its previously issued interim financial statements for fiscal 2021, or its previously issued financial statements for fiscal 2020 and fiscal 2019, the Company has revised the previously issued Consolidated statements of cash flows for fiscal 2020 and fiscal 2019 to correct for such error, which revisions are reflected in this Form 10-K filing. The Company also intends to revise the interim Consolidated statements of cash flows for fiscal 2021 to correct for this error in connection with its future filings of Form 10-Q in fiscal 2022.

The following tables present the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated statements of cash flows:

	Fiscal Year Ended April 3, 2021
(In thousands)	As Reported	Adjustment	As Corrected
Prepaid expenses and other assets	$(2,193)	(1,628)	$(3,821)
Net cash provided by operating activities	138,287	(1,628)	136,659
Investments in non-qualified plan trust	—	(182)	(182)
Proceeds from non-qualified plan trust redemptions	—	1,810	1,810
Net cash used in investing activities	$(17,111)	1,628	$(15,483)

	Fiscal Year Ended March 28, 2020
(In thousands)	As Reported	Adjustment	As Corrected
Prepaid expenses and other assets	$1,089	(259)	$830
Net cash provided by operating activities	30,748	(259)	30,489
Investments in non-qualified plan trust	—	(367)	(367)
Proceeds from non-qualified plan trust redemptions	—	626	626
Net cash used in investing activities	$(33,602)	259	$(33,343)

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

All references herein to “fiscal 2022” represent the results of the 52-week fiscal year ending April 1, 2023, references to “fiscal 2021” represent the results of the 52-week fiscal year ended April 2, 2022, references to “fiscal 2020” represent the results of the 53-week fiscal year ended April 3, 2021 and references to “fiscal 2019” represent the results of the 52-week fiscal year ended March 28, 2020.

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

Revenue recognition

Revenue from sales related to retail operations is recognized when the merchandise is delivered to the customer at the point of sale. Revenue from sales that are shipped or delivered directly to customers is recognized upon estimated delivery to the customer and includes applicable shipping or delivery revenue. Revenue from sales that are installed is recognized upon completion of the installation service to the customer and includes applicable installation revenue. Revenue from sales of other services is recognized upon the completion of the service. Revenue from sales related to manufacturing operations is recorded upon shipment. Sales are recorded net of sales taxes collected from customers. A sales return allowance is recorded for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. The returns allowance is based on historical return patterns and reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns allowance. We have not made any material changes to our assumptions used to recognize revenue during the periods presented.

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. See Note 3 for disclosure on the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of April 2, 2022 and April 3, 2021.

Gift cards and merchandise credits

Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2021, fiscal 2020, and fiscal 2019) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $1,403, $1,914, and $955 of gift card breakage in fiscal years 2021, 2020, and 2019, respectively.

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

Leases

Upon the adoption of ASU 2016-02, Leases (Topic 842) in fiscal 2019, we recognize a lease liability upon lease commencement, measured at the present value of the fixed future minimum lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Lease expense on operating leases is recorded on a straight-line basis over the term of the lease and is recorded in SG&A.

Advertising

All advertising costs of the Company are expensed when incurred, or upon the release of the initial advertisement, except for production costs related to catalogs and direct mailings to customers, which are initially capitalized. Production costs related to catalogs and direct mailings consist primarily of printing and postage and are expensed upon initial mailing to the customer. Advertising costs are recorded in SG&A. Pre-opening advertising costs are recorded in pre-opening costs. Total advertising expense incurred for fiscal years 2021, 2020, 2019, was $36,784, $32,088, and $39,583, respectively.

Pre-opening costs

Non-capital expenditures associated with opening new stores and distribution centers and relocating stores, including marketing expenses, travel and relocation costs are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Income taxes

We account for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring an accrual as of April 2, 2022 and April 3, 2021. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based payments to be recognized in the consolidated financial statements as compensation expense over the requisite service period. For time-based awards, compensation expense is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period for awards that actually vest. For performance-based awards, compensation expense is estimated based on achievement of the performance condition and is recognized using the accelerated attribution method over the requisite service period for awards that actually vest. Stock-based compensation expense is recorded in the stock-based compensation line in the consolidated statements of operations. ASC 718 also provides guidance for determining whether certain financial instruments awarded in share-based payment transactions are liabilities. The guidance requires that instruments that include conditions other than service, performance or market conditions that affect their fair value, exercisability or vesting be classified as a liability and be remeasured at fair value at each fiscal period.

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

Accounts receivable

Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.’s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.’s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $327 and $118 at April 2, 2022 and April 3, 2021, respectively.

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

Costs of developing or obtaining software for internal use or developing the Company’s website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects, are capitalized. For the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020, the Company capitalized $11,068, $2,036, and $5,890, respectively, and amortized $4,823, $4,121, and $4,977, respectively, of costs in connection with the development of internally used software.

Long-lived assets

Long-lived assets, such as property and equipment, lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying amount, we recognize a loss equal to the difference between the carrying amount and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

For our TCS segment (see Note 15), we generally evaluate long-lived tangible assets at a store level, or at the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level. For our Elfa segment (see Note 15), we evaluate long-lived tangible assets at the segment level.

Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions, and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

Self-insured liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for employee health benefits, workers’ compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were collectively $2,331 and $2,341 as of April 2, 2022 and April 3, 2021, respectively.

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

When performing a quantitative test for impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying amount of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach, a level 3 valuation (as defined in Note 14). We also use a market approach to compare the estimated fair value to comparable companies, a level 3 input. The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

As of our annual testing date of January 2, 2022, we performed a qualitative assessment for our annual goodwill impairment analysis, which did not result in an impairment of goodwill. The qualitative analysis considered relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events. As part of our qualitative assessment, we included quantitative factors to assess the likelihood of an impairment and concluded it more likely than not that an impairment has not occurred.

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

When performing a quantitative test, the impairment review is performed by comparing the carrying amount to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying amount of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections.

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

As discussed above, as of our annual testing date of January 2, 2022, we performed a qualitative assessment for our annual impairment review, which did result in an impairment of trade names. The qualitative analysis considered relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events. As part of our qualitative assessment, we included quantitative factors to assess the likelihood of an impairment and concluded it more likely than not that an impairment has not occurred.

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

The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2021, the rate of exchange from U.S. dollar to Swedish krona increased from 8.7 to 9.3. The carrying amounts of assets related to Elfa and subject to currency fluctuation were $111,035 and $116,626 as of April 2, 2022 and April 3, 2021, respectively. Foreign currency realized gains of $14, realized losses of $200, and realized gains of $167, are included in SG&A in the consolidated statements of operations in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and identifiable intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. Any excess of the purchase price over the fair value of tangible and intangible assets acquired is assigned to goodwill. The transaction costs associated with business combinations are expensed as they are incurred. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Although we believe that the fair value assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Recent accounting pronouncements

In July 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard in the first quarter of fiscal 2022. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

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

In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contracts Assets and Contract Liabilities from Contracts with Customers, which requires companies to apply Accounting Standard Codification (“ASC”) 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date. This new guidance creates an exception to the general recognition and measurement principle noted in ASC 805, Business Combinations, which requires the acquirer in a business combination to recognize and measure the assets acquired at fair value at the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods, for all public business entities. Early adoption is permitted, including adoption in an interim period. ASU 2021-08 should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period. The Company early adopted this standard in the third quarter of fiscal 2021. The adoption of this standard resulted in an immaterial impact to the Company’s financial statements.

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

In fiscal 2021, the Company acquired 100% of the voting equity interest in Closet Works, a leading designer, manufacturer, and supplier of custom home storage and closet organization solutions. The acquisition price of $21,438 has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess of $18,344 recorded as goodwill. The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Closet Works. Please refer to Note 5 for additional information regarding the Closet Works acquisition.

As of our annual impairment testing date of January 2, 2022, we determined that there was no impairment of goodwill or trade names. Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases. Moreover, changes in our market capitalization may impact certain assumptions used in our income approach calculations.

The Company recorded no impairments during fiscal 2021, fiscal 2020, and fiscal 2019 as a result of the goodwill and trade names impairment tests performed.

The changes in the carrying amounts of goodwill and trade names were as follows in fiscal 2021 and fiscal 2020:

	Goodwill	Trade names
Balance at March 28, 2020
Gross balance	410,467	254,303
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$222,769
Foreign currency translation adjustments	—	4,900
Balance at April 3, 2021
Gross balance	410,467	259,203
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$227,669
Foreign currency translation adjustments	—	(2,731)
Closet Works acquisition	18,344	—
Balance at April 2, 2022
Gross balance	428,811	256,472
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$221,159	$224,938

3. Detail of certain balance sheet accounts

	April 2,	April 3,
	2022	2021
Accounts receivable, net:
Trade receivables, net	$19,170	$18,784
Credit card receivables	9,308	8,445
Other receivables	1,747	1,720
	$30,225	$28,949
Inventory:
Finished goods	$186,025	$126,311
Raw materials	5,769	3,614
Work in progress	989	694
	$192,783	$130,619
Property and equipment, net:
Land and buildings	$16,923	$18,037
Furniture and fixtures	79,161	74,657
Machinery and equipment	110,498	106,819
Computer software and equipment	129,978	106,994
Leasehold improvements	158,884	154,480
Construction in progress	16,280	15,603
Other	1,011	665
	512,735	477,255
Less accumulated depreciation and amortization	(372,537)	(345,371)
	$140,198	$131,884

Accrued liabilities:
Accrued payroll, benefits and bonuses	$32,316	$30,028
Unearned revenue	22,603	19,503
Accrued transaction and property tax	15,056	15,660
Gift cards and store credits outstanding	11,921	9,862
Accrued sales returns	3,197	3,381
Accrued interest	121	95
Other accrued liabilities	3,790	8,022
	$89,004	$86,551

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. Unearned revenue was $19,503 as of April 3, 2021, and $19,047 was subsequently recognized into revenue in fiscal 2021. Gift cards and store credits outstanding was $9,862 as of April 3, 2021, and $3,332 was subsequently recognized into revenue in fiscal 2021. See Note 15 for disaggregated revenue disclosures.

4. Long-term debt and revolving lines of credit

Long-term debt and revolving lines of credit consist of the following:

	April 2,	April 3,
	2022	2021
Senior secured term loan facility	$167,500	$174,500
2019 Elfa revolving facilities	1,790	—
Obligations under finance leases	179	335
Revolving credit facility	—	—
Total debt	169,469	174,835
Less current portion	(3,886)	(2,166)
Less deferred financing costs (1)	(7,019)	(8,851)
Total long-term debt	$158,564	$163,818
(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to April 2, 2022, are as follows:

Within 1 year	$3,886
2 years	2,043
3 years	2,021
4 years	161,519
5 years	—
Thereafter	—
$169,469

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No.7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended April 2, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of April 2, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,481, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.0.

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

The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of April 2, 2022, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The availability of credit at any given time under the Revolving Credit Facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory, eligible accounts receivable, and reserves established by the administrative agent. As a result of the borrowing base formula, the actual borrowing availability under the Revolving Credit Facility could be less than the stated amount of the Revolving Credit Facility (as reduced by the actual borrowings and outstanding letters of credit under the Revolving Credit Facility.)

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 2, 2022, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to the Company, if after giving effect to such payments, on a pro forma basis, (i) availability under the Revolving Credit Facility exceeds $15,000 or (ii) availability under the Revolving Credit Facility exceeds $12,500 and the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.10 to 1.0, and pursuant to certain other limited exceptions.

There was $96,830 available under the Revolving Credit Facility as of April 2, 2022, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended April 2, 2022, were $41,170.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $11,769 as of April 2, 2022) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $12,304 as of April 2, 2022) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,675 as of April 2, 2022), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of April 2, 2022, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Amortization expense of deferred financing costs was $1,883, $1,870, and $1,862, in fiscal 2021, fiscal 2020, and fiscal 2019, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured
	Term Loan	Revolving
	Facility	Credit Facility	Total
Within 1 year	$1,830	$53	$1,883
2 years	1,830	53	1,883
3 years	1,830	53	1,883
4 years	1,529	44	1,573
5 years	—	—	—
Thereafter	—	—	—
	$7,019	$203	$7,222

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

The preliminary allocation of consideration to the net tangible assets acquired and liabilities assumed reflects preliminary fair value estimates and analyses using the cost and market approaches, which are subject to change within the measurement period as valuations are finalized. The following table summarizes the provisional measurements of tangible assets, liabilities, goodwill and deferred income tax assets at the acquisition date and purchase accounting entries made subsequent to the acquisition date, detailed as follows.

	December 30,			December 30,
	2021			2021
	(as reported at January 2, 2022)	Adjustments		(as reported at April 2, 2022)
Cash	$1,993	$		$1,993
Accounts receivable	389			389
Inventory	1,300			1,300
Prepaid expenses	177			177
Property and equipment, net	2,988			2,988
Operating lease right-of-use assets	1,638			1,638
Goodwill	18,368		(24)	18,344
Other assets	40			40
Total identifiable assets acquired	26,893		(24)	26,869
Accounts payable	(918)		(71)	(989)
Accrued liabilities	(2,269)			(2,269)
Current operating lease liabilities	(446)			(446)
Noncurrent operating lease liabilities	(1,092)			(1,092)
Noncurrent deferred tax liabilities, net	(730)		95	(635)
Total liabilities	(5,455)		24	(5,431)
Total purchase price	$21,438		$-	$21,438

The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Closet Works. The goodwill for Closet Works was included in the annual impairment assessment as of January 2, 2022, and it was determined that is was not more likely than not that the carrying value exceeded its fair value.

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

The Company recognized $745 of acquisition-related costs that were expensed as incurred in fiscal 2021. These costs are included in the consolidated statement of operations as selling, general and administrative expenses.

The Company began consolidating Closet Works upon completion of the acquisition effective December 30, 2021.

6. Income taxes

Components of the provision for income taxes are as follows:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2022	2021	2020
Income before income taxes:
U.S.	$98,389	$61,703	$12,168
Foreign	14,305	19,140	9,034
	$112,694	$80,843	$21,202
Current
Federal	$18,510	$17,727	$2,953
State	6,194	5,738	1,646
Foreign	2,651	3,835	1,968
Total current provision	27,355	27,300	6,567
Deferred
Federal	2,998	(3,733)	448
State	326	(1,029)	(302)
Foreign	297	22	2
Total deferred provision (benefit)	3,621	(4,740)	148
Total provision for income taxes	$30,976	$22,560	$6,715

Effective income tax rate reconciliation

Differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2022	2021	2020
Provision computed at federal statutory rate	$23,666	$16,977	$4,453
Permanent differences	1,460	1,326	1,145
One-time transition tax, net	—	—	—
Change in valuation allowance	80	(25)	(46)
State income taxes, net of federal benefit	5,189	3,720	1,062
Effect of foreign income taxes	(75)	7	(8)
Remeasurement of deferred tax balances	—	—	—
Other, net	656	555	109
	$30,976	$22,560	$6,715

Deferred taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of April 2, 2022 and April 3, 2021, are as follows:

	April 2,	April 3,
	2022	2021
Deferred tax assets:
Inventory	$2,257	$1,560
Loss and credit carryforwards	5,474	4,519
Stock-based compensation	4,701	5,579
Accrued liabilities	6,006	5,786
Operating lease liabilities	94,811	86,635
Capital assets	94	106
	113,343	104,185
Valuation allowance	(4,991)	(3,565)
Total deferred tax assets	108,352	100,620
Deferred tax liabilities:
Intangibles	(57,269)	(57,789)
Operating lease assets	(87,092)	(77,039)
Capital assets	(12,908)	(10,375)
Other	(711)	(2,035)
Total deferred tax liabilities	(157,980)	(147,238)
Net deferred tax liabilities	$(49,628)	$(46,618)

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

Foreign and domestic tax credits, net of valuation allowances, totaled approximately $551 at April 2, 2022 and approximately $779 at April 3, 2021. The various credits available at April 2, 2022 expire in the 2026 tax year.

The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,231 at April 2, 2022, and approximately $2,408 at April 3, 2021. Valuation allowances of $2,051 and $2,223 were recorded against the net operating loss deferred tax assets at April 2, 2022 and April 3, 2021, respectively.

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

7. Employee benefit plans

401(k) Plan

Prior to January 1, 2020, employees of the Company had to complete 11 months of service to participate in the Company’s 401(k) Plan. Effective January 1, 2020, all domestic employees of the Company are eligible to participate in the Company’s 401(k) Plan immediately upon date of hire. Participants may contribute up to 80% of annual compensation, limited to nineteen thousand five hundred annually (twenty-six thousand for participants aged 50 years and over). Effective September 9, 2018, the Company matched 50% of employee contributions up to 3% of compensation. Effective March 22, 2020, the Company temporarily ceased 401(k) matching contributions. Effective September 2021, the Company reinstated 401(k) matching contributions up to 4% of compensation. The amount charged to expense for the Company’s matching contribution was $2,083, $0 and $1,120, for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Non-qualified retirement plan

The Company has a non-qualified retirement plan whereby certain employees can elect to defer a portion of their compensation into retirement savings accounts. Under the plan, there is no requirement that the Company match contributions, although the Company may contribute matching payments at its sole discretion. No matching contributions were made to the plan during any of the periods presented. The Company has established a rabbi trust that serves as an investment to the corresponding non-qualified plan liability. The assets of the rabbi trust are general assets of the Company and primarily consist of mutual funds.

The total fair value of the plan asset recorded in other current assets was $3,747 and $5,707 as of April 2, 2022 and April 3, 2021, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $3,763 and $5,712 as of April 2, 2022 and April 3, 2021, respectively.

Pension plan

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and the plan was frozen in fiscal 2021. As such, a curtailment gain of $669 was recorded in the Consolidated statement of income. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation.

The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	April 2,	April 3,
	2022	2021
Change in benefit obligation:
Projected benefit obligation, beginning of year	$5,985	$5,777
Service cost	19	85
Interest cost	101	83
Benefits paid	(192)	(186)
Curtailment gain	(669)	—
Actuarial gain	(351)	(555)
Exchange rate (gain) loss	(340)	781
Projected benefit obligation, end of year	4,553	5,985
Fair value of plan assets, end of year	—	—
Underfunded status, end of year	$(4,553)	$(5,985)
Discount rate	1.9%	1.3%
Rate of pay increases	3.0%	3.0%

The following table provides the components of net periodic benefit cost for fiscal years 2021, 2020, and 2019:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2022	2021	2020
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$19	$85	$46
Interest cost	101	83	119
Curtailment gain	(669)	—	—
Amortization of unrecognized net loss	118	141	73
Net periodic benefit cost for defined benefit plan	(431)	309	238
Defined contribution plans	1,824	1,686	1,661
Total net periodic benefit cost	$1,393	$1,995	$1,899

8. Stock-based compensation

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

As of April 2, 2022, there are 11,116,570 shares authorized and 6,062,634 shares available for grant under the Amended and Restated Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Restricted Stock Awards

The Company periodically grants time-based and performance-based restricted stock awards under the Company’s Amended and Restated Plan to certain Directors and employees. The following table summarizes the Company's restricted stock award grants during fiscal 2021, fiscal 2020, and fiscal 2019.

										Number of
										Performance-
						Number of				Based
	Total		Number of			Performance-		Performance-		Awards
	Number of		Time-Based	Time-Based		Based		Based		that Met
	Awards	Grant Date	Awards	Vesting		Awards		Vesting		Performance
Grant Date	Granted	Fair Value	Granted	Period		Granted		Period		Condition
June 1, 2019	605,927	$7.03	123,667	3	years	482,260	(1)	3	years	182,520
August 28, 2019	172,792	$4.63	172,792	3	years	—		N/A		N/A
June 1, 2020	1,358,709	$3.03	336,876	3	years	1,021,833	(2)	3	years	1,021,833
August 26, 2020	203,048	$3.94	203,048	3	years	—		N/A		N/A
February 1, 2021	50,100	$15.51	50,100	3	years	—		N/A		N/A
June 1, 2021	335,719	$13.22	98,343	3	years	237,376	(3)	3	years	237,376
September 1, 2021	90,040	$11.55	90,040	1	year	—		N/A		N/A
March 29, 2022	6,408	$8.67	6,408	1	year	—		N/A		N/A
(1)	These performance-based restricted stock awards vest based on achievement of fiscal 2019 performance targets and are also subject to time-based vesting requirements.
(2)	These performance-based restricted stock awards vest based on achievement of fiscal 2020 performance targets and are also subject to time-based vesting requirements.
(3)	These performance-based restricted stock awards vest based on achievement of fiscal 2021 performance targets and are also subject to time-based vesting requirements.

Stock-based compensation cost related to restricted stock awards was $4,262, $7,470 and $2,162 for fiscal 2021, fiscal 2020, and fiscal 2019, respectively. During fiscal 2020, the Company remeasured certain performance-based restricted stock awards at fair value subsequent to the grant date as a result of liability accounting under ASC 718. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of April 2, 2022 is expected to be $4,072 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.2 years.

The following table summarizes the Company’s restricted stock awards activity during fiscal 2020 and fiscal 2021:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair Value
Nonvested at March 28, 2020	1,041,264	$6.84
Granted	1,611,857	3.53
Vested	(478,795)	6.00
Forfeited	(404,347)	6.33
Withheld related to net settlement	(168,942)	5.51
Nonvested at April 3, 2021	1,601,037	$4.03
Granted	432,167	12.80
Vested	(671,409)	4.13

Forfeited	(92,582)	4.98
Withheld related to net settlement	(278,440)	3.36
Nonvested at April 2, 2022	990,773	$7.89

Stock Options

The Company periodically grants nonqualified stock options under the Amended and Restated Plan to non-employee directors of the Company. The stock option grants generally vest in equal annual installments over 3 years. The stock option grants are approved by the Board and consist of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were no stock option grants in fiscal 2021, fiscal 2020 or fiscal 2019.

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

Stock-based compensation cost related to stock options was $0, $354, and $949, during fiscal 2021, 2020, and 2019, respectively. As of April 2, 2022, there was zero remaining unrecognized compensation cost (net of estimated forfeitures). The intrinsic value of shares exercised was $415, $882, and $0 during fiscal 2021, fiscal 2020 and fiscal 2019. The fair value of shares vested was $0, $779, and $1,167, during fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

The following table summarizes the Company’s stock option activity during fiscal 2021, fiscal 2020, and fiscal 2019:

	Fiscal Year
	2021				2020				2019
			Weighted-				Weighted-				Weighted-
		Weighted-	average			Weighted-	average			Weighted-	average
		average	contractual	Aggregate		average	contractual	Aggregate		average	contractual	Aggregate
		exercise	term	intrinsic		exercise	term	intrinsic		exercise	term	intrinsic
		price	remaining	value		price	remaining	value		price	remaining	value
	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)
Beginning balance	2,259,041	$15.07			2,559,232	$15.30			2,895,539	$15.27
Granted	—	$—			—	$—			—	$—
Exercised	(125,777)	$4.50			(42,907)	$11.57			—	$—
Forfeited	—	$—			(9,130)	$18.00			(42,864)	$8.83
Expired	(166,799)	$18.09			(248,154)	$18.00			(293,443)	$15.98
Ending balance	1,966,465	$15.49	2.21	$1,287,521	2,259,041	$15.07	3.26	$5,210,006	2,559,232	$15.30	4.27	$—
Vested and exercisable at end of year	1,966,465	$15.49	2.21	$1,287,521	2,259,041	$15.07	3.26	$5,210,006	2,389,873	$15.69	4.16	$—

9. Shareholders’ equity

Common stock

As of April 2, 2022, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 49,635,447 were issued.

The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

As of April 2, 2022, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

10. Accumulated other comprehensive income

Accumulated other comprehensive income (“AOCI”) consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCI, net of tax, were as follows for fiscal 2019, 2020 and 2021:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 30, 2019	$(967)	$(1,833)	$(23,332)	$(26,132)

Other comprehensive loss before reclassifications, net of tax	(6,081)	(835)	(4,789)	(11,705)
Amounts reclassified to earnings, net of tax	1,485	57	—	1,542
Net current period other comprehensive loss	(4,596)	(778)	(4,789)	(10,163)
Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

Other comprehensive income before reclassifications, net of tax	8,458	86	8,359	16,903
Amounts reclassified to earnings, net of tax	279	110	—	389
Net current period other comprehensive income	8,737	196	8,359	17,292
Balance at April 3, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

Other comprehensive (loss) income before reclassifications, net of tax	(777)	414	(5,824)	(6,187)
Amounts reclassified to earnings, net of tax	(2,346)	92	—	(2,254)
Net current period other comprehensive (loss) income	(3,123)	506	(5,824)	(8,441)

Balance at April 2, 2022	$51	$(1,909)	$(25,586)	$(27,444)

The unrecognized net actuarial loss included in accumulated other comprehensive income as of April 2, 2022 and April 3, 2021 was $1,909 and $2,415, respectively. Amounts reclassified from AOCI to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company’s consolidated statements of operations. For a description of the Company’s employee benefit plans, refer to Note 7. Amounts reclassified from AOCI to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 11.

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

In fiscal 2021, fiscal 2020, and fiscal 2019, the TCS segment used forward contracts for 97%, 93%, and 78% of inventory purchases in Swedish krona each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations. During fiscal 2021, the Company did not recognize any amounts associated with the change in fair value of forward contracts not designated as hedge instruments.

The Company had $51 in accumulated other comprehensive gain related to foreign currency hedge instruments at April 2, 2022. Settled foreign currency hedge instruments related to inventory on hand as of April 2, 2022 represents $51 of accumulated unrealized gain. The Company expects the unrealized gain of $51, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

The changes in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 10 of these financial statements.

12. Leases

We conduct all of our U.S. operations from leased facilities that include our corporate headquarters, distribution centers, manufacturing facilities, and 94 store locations. The corporate headquarters, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 20 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

During fiscal 2020, the Company renegotiated terms with landlords as a result of the COVID-19 pandemic, which resulted in the deferral of approximately $11,900 of certain cash lease payments, which was repaid as of April 2, 2022.

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

The components of lease costs for the fiscal year ended April 2, 2022 and April 3, 2021 were as follows:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021
Operating lease costs	$87,791	$90,841
Variable lease costs	1,676	1,056
Total lease costs	$89,467	$91,897

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for fiscal 2021.

Weighted average remaining operating lease term and incremental borrowing rate as of April 2, 2022 and April 3, 2021 were as follows:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021
Weighted average remaining lease term (years)	7.1	6.9
Weighted average incremental borrowing rate	11.2%	13.5%

As of April 2, 2022, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year	$89,667
2 years	84,274
3 years	75,244
4 years	66,615
5 years	56,492
Thereafter	163,507
Total lease payments	$535,799
Less amount representing interest	(165,914)
Total lease liability	$369,885
Less current lease liability	(52,540)
Total noncurrent lease liability	$317,345
(1)	Operating lease payments exclude approximately $5,584 of legally binding minimum lease payments for one lease that has been signed but not yet commenced.

13. Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,967 as of April 2, 2022.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

14. Fair value measurements

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

As of April 2, 2022 and April 3, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure. These items also included the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds. See Note 5 for non-recurring fair value measurements related to the Closet Works acquisition on December 30, 2021.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at April 2, 2022 and April 3, 2021:

			April 2,	April 3,
Description		Balance Sheet Location	2022	2021
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,747	$5,707
Foreign currency forward contracts	Level 2	Other current assets	—	2,906
Total assets			$3,747	$8,613

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of April 2, 2022 and April 3, 2021, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	April 2,	April 3,
	2022	2021
Senior secured term loan facility	$166,663	$174,064
2019 Elfa revolving facilities	1,790	—
Obligations under finance leases	179	335
Revolving credit facility	—	—
Total fair value of debt	$168,632	$174,399

15. Segment reporting

The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa.

The TCS segment includes the Company’s retail stores, website and call center, as well as in-home services. On December 30, 2021, the Company completed the acquisition of Closet Works, a designer, manufacturer and supplier of wood-based custom home storage and organization solutions. We determined that TCS and Closet Works have similar economic characteristics and meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, we have combined these two operating segments into the TCS reportable segment. Please refer to Note 5 for additional information regarding the Closet Works acquisition.

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

Fiscal Year Ended April 2, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$1,023,193	$70,926	$—	$1,094,119
Intersegment sales	—	60,794	(60,794)	—
Adjusted EBITDA	141,217	13,114	4,678	159,009
Depreciation and amortization	31,061	3,228	—	34,289
Interest expense, net	12,488	272	—	12,760
Capital expenditures (1)	29,746	3,643	—	33,389
Goodwill	221,159	—	—	221,159
Trade names (1)	187,048	37,890	—	224,938
Assets (1)	1,093,447	107,822	(3,692)	1,197,577

Fiscal Year Ended April 3, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$923,083	$67,005	$—	$990,088
Intersegment sales	—	62,918	(62,918)	—
Adjusted EBITDA	126,543	24,865	(885)	150,523
Depreciation and amortization	31,043	3,688	—	34,731
Interest expense, net	16,947	321	—	17,268
Capital expenditures (1)	15,073	2,103	—	17,176
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	40,621	—	227,669
Assets (1)	979,411	106,408	(7,350)	1,078,469

Fiscal Year Ended March 28, 2020	TCS	Elfa	Eliminations	Total
Net sales to third parties	$852,349	$63,604	$—	$915,953
Intersegment sales	—	61,955	(61,955)	—
Adjusted EBITDA	77,156	16,988	(3,373)	90,771
Depreciation and amortization	34,608	4,030	—	38,638
Interest expense, net	21,200	341	—	21,541
Capital expenditures (1)	30,500	3,119	—	33,619
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	35,721	—	222,769
Assets (1)	1,073,888	99,587	(6,661)	1,166,814
(1)	Tangible assets and trade names in the Elfa column are located outside of the United States.

A reconciliation of Adjusted EBITDA to income before taxes is set forth below:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2022	2021	2020
Income before taxes	$112,694	$80,843	$21,202
Add:
Depreciation and amortization	34,289	34,731	38,638
Interest expense, net	12,760	17,268	21,541
Pre-opening costs (a)	694	1,026	8,237
Non-cash lease expense (b)	(7,115)	4,147	(2,169)
Stock-based compensation (c)	4,263	7,823	3,110
Management transition costs (d)	473	1,200	—
Loss on extinguishment of debt (e)	—	893	—
Foreign exchange (gains) losses (f)	(14)	200	(167)
Elfa France closure (g)	—	—	402
Employee retention credit (h)	—	(1,028)	—
Acquisition-related costs (i)	745	—	—
COVID-19 costs (j)	203	2,266	—
COVID-19 severance and other costs (credits) (k)	17	1,154	(23)
Adjusted EBITDA	159,009	150,523	90,771
(a)	Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening the second distribution center, including marketing expenses, travel and relocation costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense increased in fiscal 2020 due to renegotiated terms with landlords due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, which was repaid as of April 2, 2022. In fiscal 2019, lease expenses associated with the opening of the second distribution center were excluded from Non-cash lease expense and included in Pre-opening costs.
(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(d)	Costs related to the transition of key executives including signing bonus, severance and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(e)	Loss recorded as a result of the Seventh Amendment made to the Senior Secured Term Loan Facility in December 2020, which we do not consider in our evaluation of our ongoing operations.
(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(g)	Charges related to the closure of Elfa France operations in the second quarter of fiscal 2019, which we do not consider in our evaluation of ongoing performance.
(h)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(i)	Includes costs incurred in fiscal 2021 associated with the acquisition of Closet Works on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(j)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in fiscal 2021 and fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.
(k)	Severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

The following table shows sales by merchandise category as a percentage of total net sales for fiscal 2021, fiscal 2020, and 2019:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2022	2021	2020
Custom Closets (1)	52%	50%	51%
Kitchen and Trash	17%	18%	14%
Storage and Shelving	14%	14%	13%
Office, Collections, Hooks	7%	8%	8%
Bath, Travel, Laundry	6%	5%	7%
Gift Packaging, Seasonal, Impulse	3%	4%	5%
Other	1%	1%	2%
Total	100%	100%	100%
(1)	Includes metal-based and wood-based custom space products and in-home services, as well as closet lifestyle department products sold by the TCS segment and Elfa segment sales to third parties.

16. Net income per common share

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2022	2021	2020
Numerator:
Net income	$81,718	$58,283	$14,487
Denominator:
Weighted-average common shares — basic	49,447,612	48,537,883	48,819,783
Nonvested restricted stock awards and other dilutive securities	846,506	1,174,754	144,781
Weighted-average common shares — diluted	50,294,118	49,712,637	48,964,564

Net income per common share — basic	$1.65	$1.20	$0.30
Net income per common share — diluted	1.62	1.17	0.30
Antidilutive securities not included:
Stock options outstanding	1,687,508	1,941,192	2,389,820
Nonvested restricted stock awards	140,826	28,969	148,066

17. Subsequent Events

Subsequent to the fiscal year ended April 2, 2022, on June 1, 2022, the Company granted time-based and performance-based restricted stock awards under the Company’s Amended and Restated 2013 Incentive Award Plan to certain officers and employees of the Company. The total number of restricted shares granted was 994,681 with a grant-date fair value of $7.56 per share. The time-based restricted stock awards will vest over 3 years. The performance-based restricted stock awards vest based on achievement of fiscal 2022 performance targets and are also subject to time-based vesting requirements over 3 years.

Schedule I—Condensed Financial Information of registrant

The Container Store Group, Inc. (parent company only)

Condensed balance sheets

	April 2,	April 3,
(In thousands)	2022	2021
Assets
Current assets:
Accounts receivable from subsidiaries	$—	$621
Total current assets	—	621
Noncurrent assets:
Investment in subsidiaries	429,710	353,103
Total noncurrent assets	429,710	353,103
Total assets	$429,710	$353,724
Liabilities and shareholders' equity
Current liabilities:
Accounts payable to subsidiaries	$1,614	$55
Total liabilities	1,614	55
Shareholders' equity:
Common stock	496	488
Additional paid-in capital	874,190	873,048
Retained deficit	(446,590)	(519,867)
Total shareholders' equity	428,096	353,669
Total liabilities and shareholders' equity	$429,710	$353,724

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of operations

Fiscal Year Ended
	April 2,	April 3,	March 28,
(In thousands)	2022	2021	2020
Net sales	—	—	—
Cost of sales (excluding depreciation and amortization)	—	—	—
Gross profit	—	—	—
Selling, general, and administrative expenses (excluding depreciation and amortization)	—	—	—
Stock-based compensation	—	—	—
Pre-opening costs	—	—	—
Depreciation and amortization	—	—	—
Restructuring charges	—	—	—
Other expenses	—	—	—
(Gain) loss on disposal of assets	—	—	—
Income from operations	—	—	—
Interest expense	—	—	—
Income before taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	81,718	58,283	14,487
Net income	$81,718	$58,283	$14,487

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Condensed statements of comprehensive income

	Fiscal Year Ended
	April 2,	April 3,	March 28,
(In thousands)	2022	2021	2020
Net income	$81,718	$58,283	$14,487
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($1,093), $3,071, and ($1,587)	(3,123)	8,737	(4,596)
Pension liability adjustment, net of tax provision (benefit) of $145, $53, and ($202)	506	196	(778)
Foreign currency translation adjustment	(5,824)	8,359	(4,789)
Comprehensive income	$73,277	$75,575	$4,324

See accompanying notes.

Schedule I—The Container Store Group, Inc.

(parent company only)

Notes to Condensed Financial Statements

(In thousands, except share amounts and unless otherwise stated)

April 2, 2022

Note 1: Basis of presentation

In the parent-company-only financial statements, The Container Store Group, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The financial statements of the parent company should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because The Container Store Group, Inc. had no cash flow activities during fiscal 2021, fiscal 2020, or fiscal 2019.

Note 2: Guarantees and restrictions

The Container Store, Inc., a subsidiary of the Company, has $167,500 of long-term debt outstanding under the Senior Secured Term Loan Facility, as of April 2, 2022. Under the terms of the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. have guaranteed the payment of all principal and interest. In the event of a default under the Senior Secured Term Loan Facility, The Container Store Group, Inc. and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders.

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, The Container Store, Inc. (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Container Store, Inc. is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended April 2, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00.

In the fourth quarter of fiscal 2020, the Company paid down an additional $25,500 of the outstanding loans under the Senior Secured Term Loan Facility. As of April 2, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,481, net of deferred financing costs and the consolidated leverage ratio was approximately 1.0. The Container Store, Inc. recorded a loss on extinguishment of debt of $893 in fiscal 2020 in conjunction with the Seventh Amendment.

The Senior Secured Term Loan Facility also includes restrictions on the ability of the Company and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other distributions, make loans, prepay certain indebtedness and enter into sale and lease back transactions, among other restrictions. Under the Senior Secured Term Loan Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to the Company in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Senior Secured Term Loan Facility) does not exceed 2.0 to 1.0, the Available Amount (as defined in the Senior Secured

Term Loan Facility) during the term of the Senior Secured Term Loan Facility, and pursuant to certain other limited exceptions. The restricted net assets of the Company’s consolidated subsidiaries were $415,598 as of April 2, 2022.

As of April 2, 2022, The Container Store, Inc. also has $96,830 of available credit on the Revolving Credit Facility that provides commitments of up to $100,000 for revolving loans and letters of credit. The Company and the domestic subsidiaries of The Container Store, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, the Company and the domestic subsidiaries of The Container Store, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of the Company and its subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions.

On October 8, 2015, The Container Store, Inc. executed an amendment to the Revolving Credit Facility (“Amendment No. 2”). Under the terms of Amendment No. 2, among other items, the maturity date of the loan was extended from April 6, 2017 to the earlier of (x) October 8, 2020 and (y) January 6, 2019, if any of The Container Store, Inc.’s obligations under its term loan credit facility remain outstanding on such date and have not been refinanced with debt that has a final maturity date that is no earlier than April 6, 2019 or subordinated debt. Under the Revolving Credit Facility, provided no event of default has occurred and is continuing, The Container Store, Inc. is permitted to pay dividends to the Company, in an amount not to exceed the sum of $10,000 plus if after giving effect to such dividend on a pro forma basis, the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) is not less than 1.25 to 1.0, the Available Amount (as defined in the Revolving Credit Facility) during the term of the Revolving Credit Facility, and pursuant to certain other limited exceptions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of April 2, 2022, our internal control over financial reporting was effective.

The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Closet Works, which we acquired in December 2021. Closet Works’ operations represented approximately 2% and 5% of our consolidated total assets and net assets, respectively, and less than 1% of both our consolidated net sales and net income as of and for the year ended April 2, 2022.

This annual report includes an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Container Store Group, Inc.’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Container Store Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Closet Parent Company, Inc., which is included in the consolidated financial statements as of April 2, 2022 of the Company and constituted 2% and 5% of total and net assets, respectively, as of April 2, 2022 and less than 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Closet Parent Company, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (2), and our report dated June 2, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

June 2, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

The information regarding the Company’s executive officers is located at the end of Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors,” and “Committees of the Board”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

2.           Financial Statements Schedules

The following financial statements schedule is included in Part II, Item 8:

Schedule I—Condensed Financial Statement Information of Registrant	100

All other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/2014
3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	9/08/2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/2013
4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/2014
4.3	Description of Capital Stock	10-K	001-36161	4.3	6/03/2021
10.1†	Employment Agreement, dated July 27, 2020, between Jeffrey A. Miller and The Container Store Group, Inc.	8-K	001-36161	10.1	7/28/2020
10.2†	Employment Agreement, effective October 20, 2020, between Melissa Collins and The Container Store Group, Inc.	10-Q	001-36161	10.4	10/21/2020
10.3†	Employment Agreement, effective October 20, 2020, between John Gehre and The Container Store Group, Inc.	10-Q	001-36161	10.5	10/21/2020
10. 4†	Employment Agreement, dated December 21, 2020, between Satish Malhotra and The Container Store Group, Inc.	8-K	001-36161	10.1	12/22/2020
10.5†	Employment Agreement, dated April 22, 2021, between Dhritiman Saha and The Container Store Group, Inc.	10-K	001-36161	10.7	6/03/2021
10.6†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/2014
10.7†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-191465	10.2	9/30/2013
10. 8†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8-K	001-36161	10.1	9/18/2017
10.9†	Form of Stock Option Agreement under 2013 Amended and Restated Incentive Award Plan	S-1/A	333-191465	10.21	10/21/2013
10.10†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/2013
10.11	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014
10.13	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent (“ABL Credit Agreement”)	S-1	333-191465	10.12	9/30/2013
10.14	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S-1	333-191465	10.13	9/30/2013
10.15	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8-K	001-36161	10.1	10/09/2015
10.16	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.6	8/10/2016
10.17	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.2	8/21/2017
10.18	Amendment No.5 to ABL Credit Agreement, dated as of November 25, 2020	10-Q	001-36161	10.2	2/3/2021
10.19	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/2013
10.20	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/2013
10.21	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement (“Term Facility Credit Agreement”)	8-K	001-36161	10.1	11/27/2013
10.22	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.5	8/10/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.23	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.1	8/21/2017
10.24	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/2018
10.25	Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	10-K	001-36161	10.24	5/30/2019
10.26	Amendment No. 7 to Term Facility Credit Agreement, dated as of November 25, 2020 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36161	10.1	2/3/2021
10.27	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/2013
10.28	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/2013
10.29†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/2013
10.30	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/2013
10.31	Master Credit Agreement, dated March 18, 2019, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Bank	10-K	001-36161	10.33	5/30/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.32†	Non-Employee Director Compensation Policy of The Container Store Group, Inc., third amended and restated as of April 6, 2021	10-Q	001-36161	10.1	8/04/2021
10.33†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting)	10-Q	001-36161	10.7	8/10/2016
10.34†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting)	10-K	001-36161	10.31	6/17/2020
21.1	Subsidiary List					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation					*
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document

*     Filed herewith.

**   Furnished herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
/s/ JEFFREY A. MILLER
Jeffrey A. Miller
Date: June 2, 2022	Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SATISH MALHOTRA	President and Chief Executive Officer (principal executive officer), Director	June 2, 2022
Satish Malhotra

/s/ JEFFREY A. MILLER	Chief Financial Officer (principal financial officer)	June 2, 2022
Jeffrey A. Miller

/s/ KRISTIN SCHWERTNER	Chief Accounting Officer (principal accounting officer)	June 2, 2022
Kristin Schwertner

/s/ ROBERT E. JORDAN	Chairman of the Board	June 2, 2022
Robert E. Jordan

/s/ J. KRISTOFER GALASHAN	Director	June 2, 2022
J. Kristofer Galashan

/s/ LISA KLINGER	Director	June 2, 2022
Lisa Klinger

/s/ANTHONY LADAY	Director	June 2, 2022
Anthony Laday

/s/ NICOLE OTTO	Director	June 2, 2022
Nicole Otto

/s/ JONATHAN SOKOLOFF	Director	June 2, 2022
Jonathan Sokoloff

/s/ CARYL STERN	Director	June 2, 2022
Caryl Stern

/s/ WENDI STURGIS	Director	June 2, 2022
Wendi Sturgis