Form 10-Q
period 2022-07-02
Container Store Group, Inc.
filed 2022-08-03
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 51,533,476 shares of its common stock outstanding as of July 29, 2022.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	July 2,	April 2,	July 3,
(In thousands)	2022	2022	2021
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$23,206	$14,252	$10,512
Accounts receivable, net	30,466	30,225	29,292
Inventory	190,752	192,783	145,041
Prepaid expenses	14,612	11,628	12,767
Income taxes receivable	808	1,687	93
Other current assets	9,826	9,836	17,538
Total current assets	269,670	260,411	215,243
Noncurrent assets:
Property and equipment, net	144,175	140,198	130,600
Noncurrent operating lease right-of-use assets	365,053	347,519	303,232
Goodwill	221,159	221,159	202,815
Trade names	221,633	224,938	228,416
Deferred financing costs, net	190	203	243
Noncurrent deferred tax assets, net	636	865	1,026
Other assets	1,923	2,284	2,951
Total noncurrent assets	954,769	937,166	869,283
Total assets	$1,224,439	$1,197,577	$1,084,526

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	July 2,	April 2,	July 3,
(In thousands, except share and per share amounts)	2022	2022	2021
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$68,920	$84,059	$68,209
Accrued liabilities	81,743	89,004	80,205
Current borrowings on revolving lines of credit	11,541	1,790	423
Current portion of long-term debt	2,072	2,096	2,155
Current operating lease liabilities	54,605	52,540	48,976
Income taxes payable	10,464	6,026	9,938
Total current liabilities	229,345	235,515	209,906
Noncurrent liabilities:
Long-term debt	173,502	158,564	163,745
Noncurrent operating lease liabilities	332,800	317,345	280,053
Noncurrent deferred tax liabilities, net	48,309	50,493	48,972
Other long-term liabilities	6,876	7,564	12,302
Total noncurrent liabilities	561,487	533,966	505,072
Total liabilities	790,832	769,481	714,978
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,941,336 shares issued at July 2, 2022; 49,635,447 shares issued at April 2, 2022; 49,417,215 shares issued at July 3, 2021	499	496	494
Additional paid-in capital	875,016	874,190	870,460
Accumulated other comprehensive loss	(33,241)	(27,444)	(18,214)
Retained deficit	(408,667)	(419,146)	(483,192)
Total shareholders’ equity	433,607	428,096	369,548
Total liabilities and shareholders’ equity	$1,224,439	$1,197,577	$1,084,526

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	July 2,	July 3,
(In thousands, except share and per share amounts) (unaudited)	2022	2021
Net sales	$262,634	$245,315
Cost of sales (excluding depreciation and amortization)	112,546	98,991
Gross profit	150,088	146,324
Selling, general, and administrative expenses (excluding depreciation and amortization)	121,909	110,148
Stock-based compensation	1,201	869
Pre-opening costs	36	594
Depreciation and amortization	9,006	8,201
Loss (gain) on disposal of assets	1	(5)
Income from operations	17,935	26,517
Interest expense, net	3,223	3,185
Income before taxes	14,712	23,332
Provision for income taxes	4,233	5,660
Net income	$10,479	$17,672

Net income per common share — basic	$0.21	$0.36
Net income per common share — diluted	$0.21	$0.35

Weighted-average common shares — basic	49,719,559	49,080,897
Weighted-average common shares — diluted	50,312,855	50,448,216

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended
	July 2,	July 3,
(In thousands) (unaudited)	2022	2021
Net income	$10,479	$17,672
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($39) and $51	(113)	143
Pension liability adjustment	214	(57)
Foreign currency translation adjustment	(5,898)	703
Comprehensive income	$4,682	$18,461

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	July 2,	July 3,
(In thousands) (unaudited)	2022	2021
Operating activities
Net income	$10,479	$17,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,006	8,201
Stock-based compensation	1,201	869
Loss (gain) on disposal of assets	1	(5)
Deferred tax (benefit) expense	(1,325)	5,097
Non-cash interest	471	470
Other	81	(109)
Changes in operating assets and liabilities:
Accounts receivable	(2,101)	110
Inventory	(59)	(14,494)
Prepaid expenses and other assets	(2,415)	(4,183)
Accounts payable and accrued liabilities	(17,280)	(5,738)
Net change in lease assets and liabilities	7	(2,926)
Income taxes	5,271	(1,265)
Other noncurrent liabilities	(165)	38
Net cash provided by operating activities	3,172	3,737

Investing activities
Additions to property and equipment	(17,620)	(7,566)
Investments in non-qualified plan trust	(767)	(39)
Proceeds from non-qualified plan trust redemptions	60	39
Proceeds from sale of property and equipment	—	5
Net cash used in investing activities	(18,327)	(7,561)

Financing activities
Borrowings on revolving lines of credit	23,834	430
Payments on revolving lines of credit	(13,528)	—
Borrowings on long-term debt	15,000	5,000
Payments on long-term debt	(530)	(5,550)
Payment of taxes with shares withheld upon restricted stock vesting	(712)	(3,677)
Proceeds from the exercise of stock options	340	226
Net cash provided by (used in) financing activities	24,404	(3,571)

Effect of exchange rate changes on cash	(295)	220

Net increase (decrease) in cash	8,954	(7,175)
Cash at beginning of fiscal period	14,252	17,687
Cash at end of fiscal period	$23,206	$10,512

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$6,486	$947

Cash paid for amounts included in the measurement of operating lease liabilities	$22,254	$25,179
Additions to right-of-use assets	$30,321	$6,678

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 2, 2022	$0.01	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net income		—	—	—	—	10,479	10,479
Stock-based compensation		—	—	1,201	—	—	1,201
Stock options exercised		73,594	1	339	—	—	340
Vesting of restricted stock awards		232,295	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(712)	—	—	(712)
Foreign currency translation adjustment		—	—	—	(5,898)	—	(5,898)
Unrealized gain on financial instruments, net of $39 tax benefit		—	—	—	(113)	—	(113)
Pension liability adjustment		—	—	—	214	—	214
Balance at July 2, 2022	$0.01	49,941,336	$499	$875,016	$(33,241)	$(408,667)	$433,607

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 3, 2021	$0.01	48,838,261	$488	$873,048	$(19,003)	$(500,864)	$353,669
Net income		—	—	—	—	17,672	17,672
Stock-based compensation		—	—	869	—	—	869
Stock options exercised		52,183	1	225	—	—	226
Vesting of restricted stock awards		526,771	5	(5)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(3,677)	—	—	(3,677)
Foreign currency translation adjustment		—	—	—	703	—	703
Unrealized gain on financial instruments, net of $51 tax provision		—	—	—	143	—	143
Pension liability adjustment		—	—	—	(57)	—	(57)
Balance at July 3, 2021	$0.01	49,417,215	$494	$870,460	$(18,214)	$(483,192)	$369,548

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

July 2, 2022

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, filed with the Securities and Exchange Commission (“SEC”) on June 2, 2022 (the “2021 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation. Consistent with our disclosures in the 2021 Annual Report on Form 10-K, the Company has revised the fiscal 2021 interim period presentation of the purchases and sales of the underlying investments held in the rabbi trust related to the nonqualified retirement plan in the Consolidated statement of cash flows from operating activities to investing activities. See “Note 1. Nature of business and summary of significant accounting policies” of the Notes to consolidated financial statements in our 2021 Annual Report on Form 10-K for additional information.

The following table presents the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated statements of cash flows:

	Thirteen Weeks Ended July 3, 2021
(In thousands)(unaudited)	As Reported	Adjustment	As Corrected
Prepaid expenses and other assets	$(4,183)	$—	$(4,183)
Net cash provided by operating activities	3,737	—	3,737
Investments in non-qualified plan trust	—	(39)	(39)
Proceeds from non-qualified plan trust redemptions	—	39	39
Net cash used in investing activities	$(7,561)	$—	$(7,561)

All references herein to “fiscal 2022” refer to the 52-week fiscal year ending April 1, 2023, “fiscal 2021” refer to the 52-week fiscal year ended April 2, 2022, and “fiscal 2020” refer to the 53-week fiscal year ended April 3, 2021.

Description of business

Our operations consist of two reportable segments:

The Container Store, Inc. (“TCS”): The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organization solutions to accomplish their projects through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering (the “IPO”), of its common stock at which time LGP held a controlling interest in the Company as the majority shareholder. During fiscal 2020, LGP sold some of the common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of July 2, 2022, TCS operates 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and application, call center and in-home design consultants. On December 30, 2021, the Company completed the acquisition of Closet Parent Company, Inc. (“Closet Works”), a designer, manufacturer and supplier of wood-based custom home storage and organization solutions, which is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United

States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

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

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirteen weeks ended July 2, 2022 are not necessarily indicative of the operating results for the full year. Our storage and organization product and services offering makes us less susceptible to holiday season shopping patterns than many retailers. In fiscal 2021, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence. Fiscal 2022 sales and profitability patterns are expected to be largely consistent with fiscal 2021.

Recent accounting pronouncements

In July 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2022. The adoption of this standard did not result in a material impact to the Company’s financial statements.

2.  Detail of certain balance sheet accounts

	July 2,	April 2,	July 3,
	2022	2022	2021
Accounts receivable, net:
Trade receivables, net	$18,272	$19,170	$16,801
Credit card receivables	10,261	9,308	10,362
Other receivables	1,933	1,747	2,129
	$30,466	$30,225	$29,292
Inventory:
Finished goods	$182,523	$186,025	$140,171
Raw materials	6,902	5,769	4,235
Work in progress	1,327	989	635
	$190,752	$192,783	$145,041
Accrued liabilities:
Accrued payroll, benefits and bonuses	$21,795	$32,316	$24,831
Unearned revenue	24,747	22,603	21,579
Accrued transaction and property tax	14,306	15,056	13,536
Gift cards and store credits outstanding	12,441	11,921	10,340
Accrued sales returns	4,170	3,197	3,428
Accrued interest	188	121	91
Other accrued liabilities	4,096	3,790	6,400
	$81,743	$89,004	$80,205

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company’s Consolidated balance sheets. Unearned revenue was $22,603 as of April 2, 2022, and $17,309 was subsequently recognized into revenue for the thirteen weeks ended July 2, 2022. Gift cards and store credits outstanding was $11,921 as of April 2, 2022, and $1,440 was subsequently recognized into revenue for the thirteen weeks ended July 2, 2022. See Note 11 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include our corporate headquarters, distribution centers, manufacturing facilities, and 94 store locations. The corporate headquarters, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 15 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

The components of lease costs for the thirteen weeks ended July 2, 2022 and July 3, 2021 were as follows:

	Thirteen Weeks Ended
	July 2, 2022	July 3, 2021
Operating lease costs	$22,304	$21,840
Variable lease costs	369	300
Total lease costs	$22,673	$22,140

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen weeks ended July 2, 2022 and July 3, 2021.

Weighted average remaining operating lease term and incremental borrowing rate as of July 2, 2022 and July 3, 2021 were as follows:

	Thirteen Weeks Ended
	July 2, 2022	July 3, 2021
Weighted average remaining lease term (years)	6.9	6.7
Weighted average incremental borrowing rate	10.7%	13.4%

As of July 2, 2022, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases
Within 1 year (remaining)	$68,386
2 years	90,696
3 years	81,315
4 years	73,245
5 years	63,261
Thereafter	171,666
Total lease payments	$548,569
Less amount representing interest	161,164
Total lease liability	$387,405
Less current lease liability	54,605
Total noncurrent lease liability	$332,800

4. Net income per common share

Basic net income per common share is computed as net income divided by the weighted-average number of common shares for the period. Net income per common share - diluted is computed as net income divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of net income per common share - diluted if their effect is anti-dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021
Numerator:
Net income	$10,479	$17,672
Denominator:
Weighted-average common shares — basic	49,719,559	49,080,897
Nonvested restricted stock awards and other dilutive securities	593,296	1,367,319
Weighted-average common shares — diluted	50,312,855	50,448,216

Net income per common share — basic	$0.21	$0.36
Net income per common share — diluted	0.21	0.35
Antidilutive securities not included:
Stock options outstanding	1,541,235	1,658,924
Nonvested restricted stock awards	252,582	33,400

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

The preliminary allocation of consideration to the net tangible assets acquired and liabilities assumed reflects preliminary fair value estimates and analyses using the cost and market approaches, which are subject to change within the measurement period as valuations are finalized. Thus, the following table summarizes the provisional measurements of tangible assets, liabilities, goodwill and deferred income tax assets at the acquisition date and are subject to change. During the first quarter of fiscal 2022, we had immaterial true-ups as noted below.

	December 30,		December 30,
	2021		2021
	(as reported at April 2, 2022)	Adjustments	(as reported at July 2, 2022)
Cash	$1,993	$(3)	$1,990
Accounts receivable	389	3	392
Inventory	1,300	-	1,300
Prepaid expenses	177	-	177
Property and equipment, net	2,988	-	2,988
Operating lease right-of-use assets	1,638	-	1,638
Goodwill	18,344	-	18,344
Other assets	40	-	40
Total identifiable assets acquired	26,869	-	26,869
Accounts payable	(989)	20	(969)
Accrued liabilities	(2,269)	(20)	(2,289)
Current operating lease liabilities	(446)	-	(446)
Noncurrent operating lease liabilities	(1,092)	-	(1,092)
Noncurrent deferred tax liabilities, net	(635)	-	(635)
Total liabilities	(5,431)	-	(5,431)
Total purchase price	$21,438	$-	$21,438

The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Closet Works. The Company began consolidating Closet Works upon completion of the acquisition effective December 30, 2021.

6.  Income taxes

The provision for income taxes in the thirteen weeks ended July 2, 2022 was $4,233 as compared to a provision of $5,660 in the thirteen weeks ended July 3, 2021. The effective tax rate for the thirteen weeks ended July 2, 2022 was 28.8%, as compared to 24.3% in the thirteen weeks ended July 3, 2021. During the thirteen weeks ended July 2, 2022 and July 3, 2021, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed income provision.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,700 as of July 2, 2022.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended July 2, 2022:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 2, 2022	$51	$(1,909)	$(25,586)	$(27,444)

Other comprehensive income (loss) before reclassifications, net of tax	37	214	(5,898)	(5,647)
Amounts reclassified to earnings, net of tax	(150)	—	—	(150)
Net current period other comprehensive (loss) income	(113)	214	(5,898)	(5,797)

Balance at July 2, 2022	$(62)	$(1,695)	$(31,484)	$(33,241)

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

During the thirteen weeks ended July 2, 2022 and July 3, 2021, the TCS segment used forward contracts for 100% and 82% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded as other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirteen weeks ended July 2, 2022 and July 3, 2021. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirteen weeks ended July 2, 2022, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $62 loss in AOCL related to foreign currency hedge instruments at July 2, 2022, of which $57 represents an unrealized loss for settled foreign currency hedge instruments related to inventory on hand as of July 2, 2022. The Company expects the unrealized loss of $57, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of July 2, 2022, April 2, 2022 and July 3, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure. These items are also included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

			July 2,	April 2,	July 3,
Description		Balance Sheet Location	2022	2022	2021
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,847	$3,747	$6,089
Foreign currency forward contracts	Level 2	Other current assets	—	—	3,360
Total assets			$3,847	$3,747	$9,449

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of July 2, 2022, April 2, 2022 and July 3, 2021, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	July 2,	April 2,	July 3,
	2022	2022	2021
Senior secured term loan facility	$153,640	$166,663	$175,088
2019 Elfa revolving facilities	11,541	1,790	423
Obligations under finance leases	135	179	293
Revolving credit facility	15,000	—	—
Total fair value of debt	$180,316	$168,632	$175,804

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

Thirteen Weeks Ended July 2, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$246,771	$15,863	$—	$262,634
Intersegment sales	—	11,720	(11,720)	—
Adjusted EBITDA	25,097	3,251	(160)	28,188
Interest expense, net	3,135	88	—	3,223
Assets (1)	1,126,112	102,138	(3,811)	1,224,439

Thirteen Weeks Ended July 3, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$228,729	$16,586	$—	$245,315
Intersegment sales	—	15,693	(15,693)	—
Adjusted EBITDA	27,968	4,097	1,437	33,502
Interest expense, net	3,123	62	—	3,185
Assets (1)	985,454	105,386	(6,314)	1,084,526

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021
Income before taxes	$14,712	$23,332
Add:
Depreciation and amortization	9,006	8,201
Interest expense, net	3,223	3,185
Pre-opening costs (a)	36	594
Non-cash lease expense (b)	34	(3,355)
Stock-based compensation (c)	1,201	869
Management transition costs (d)	—	473
Foreign exchange (gains) losses (e)	(24)	11
COVID-19 costs (f)	—	192
Adjusted EBITDA	$28,188	$33,502

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021, recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

12. Stock based compensation

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

13. Subsequent Events

Legal Settlement

In connection with a legal settlement, the Company expects to receive a net gain in the amount of $2,600 in the second quarter of fiscal 2022. The $2,600 will be recorded in SG&A in the consolidated statement of income.

Share Repurchase Program

On August 1, 2022, the Board of Directors of the Company approved a stock repurchase program with authorization to purchase up to $30,000 of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. The Company expects to fund repurchases with existing cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business including anticipated store openings, anticipated financial performance and liquidity, the impact of macroeconomic conditions, anticipated capital expenditures, our share repurchase program, and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; the COVID-19 pandemic and the associated impact on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; overall decline in the health of the economy, consumer spending, and the housing market; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate consumer preferences and demand; competition from other stores and internet-based competition; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; failure to comply with laws and regulations relating to privacy, data protection, and consumer protection; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; risk related to our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; risks related to violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; risks relating to acquisitions; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 (the “2021 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on June 2, 2022.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2022 ends on April 1, 2023 and will include 52 weeks and fiscal 2021 ended on April 2, 2022 and included 52 weeks. The first quarter of fiscal 2022 ended on July 2, 2022 and the first quarter of fiscal 2021 ended on July 3, 2021, and both included thirteen weeks.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Closets consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM closet lines. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of July 2, 2022, we operated 94 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and application, call center, and in-home design consultants. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. Closet Parent Company, Inc. (“Closet Works”), a designer, manufacturer and supplier of wood-based custom home storage and organization solutions, is included in the TCS operating segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

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

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021
Net sales	$262,634	$245,315
Cost of sales (excluding depreciation and amortization)	112,546	98,991
Gross profit	150,088	146,324
Selling, general, and administrative expenses (excluding depreciation and amortization)	121,909	110,148
Stock-based compensation	1,201	869
Pre-opening costs	36	594
Depreciation and amortization	9,006	8,201
Loss (gain) on disposal of assets	1	(5)
Income from operations	17,935	26,517
Interest expense, net	3,223	3,185
Income before taxes	14,712	23,332
Provision for income taxes	4,233	5,660
Net income	$10,479	$17,672

Net income per common share — basic	$0.21	$0.36
Net income per common share — diluted	$0.21	$0.35

Weighted-average common shares — basic	49,719,559	49,080,897
Weighted-average common shares — diluted	50,312,855	50,448,216

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.9%	40.4%
Gross profit	57.1%	59.6%
Selling, general, and administrative expenses (excluding depreciation and amortization)	46.4%	44.9%
Stock‑based compensation	0.5%	0.4%
Pre‑opening costs	0.0%	0.2%
Depreciation and amortization	3.4%	3.3%
Loss (gain) on disposal of assets	0.0%	(0.0)%
Income from operations	6.8%	10.8%
Interest expense, net	1.2%	1.3%
Income before taxes	5.6%	9.5%
Provision for income taxes	1.6%	2.3%
Net income	4.0%	7.2%
Operating data: (1)
Comparable store sales growth for the period (1)	5.1%	N/A
Number of stores at end of period	94	94
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$28,188	$33,502
Adjusted net income (4)	$10,479	$18,151
Adjusted net income per common share — diluted (4)	$0.21	$0.36

(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) Closet Works sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens. Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021

Net income	$10,479	$17,672
Depreciation and amortization	9,006	8,201
Interest expense, net	3,223	3,185
Income tax provision	4,233	5,660
EBITDA	26,941	34,718
Pre-opening costs (a)	36	594
Non-cash lease expense (b)	34	(3,355)
Stock-based compensation (c)	1,201	869
Management transition costs (d)	—	473
Foreign exchange (gains) losses (e)	(24)	11
COVID-19 costs (f)	—	192
Adjusted EBITDA	$28,188	$33,502

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(4)	Adjusted net income and adjusted net income per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as net income before restructuring charges, charges related to the impact of COVID-19 on business operations, credits pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, severance charges associated with COVID-19, acquisition-related costs, loss on extinguishment of debt, certain losses (gains) on disposal of assets, certain management transition costs incurred, legal settlements and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income per common share – diluted as adjusted net income divided by the diluted weighted average common shares outstanding. We use adjusted net income and adjusted net income per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net income and adjusted net income per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Fiscal Year Ended
	July 2,	July 3,
	2022	2021
Numerator:
Net income	$10,479	$17,672
Management transition costs (a)	—	473
COVID-19 costs (b)	—	192
Taxes (c)	—	(186)
Adjusted net income	$10,479	$18,151
Denominator:
Weighted-average common shares outstanding — diluted	50,312,855	50,448,216

Net income per common share — diluted	$0.21	$0.35
Adjusted net income per common share — diluted	$0.21	$0.36

(a)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in the first quarter of fiscal 2021 recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(c)	Tax impact of adjustments to net income which are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended July 2, 2022 Compared to Thirteen Weeks Ended July 3, 2021

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended July 2, 2022 and July 3, 2021:

	July 2, 2022	% total	July 3, 2021	% total
TCS net sales	$246,771	94.0%	$228,729	93.2%
Elfa third-party net sales	15,863	6.0%	16,586	6.8%
Net sales	$262,634	100.0%	$245,315	100.0%

Net sales in the thirteen weeks ended July 2, 2022 increased $17,319, or 7.1%, compared to the thirteen weeks ended July 3, 2021. This increase was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended July 3, 2021	$245,315
Incremental net sales increase (decrease) due to:
Comparable store sales (including a $308, or 0.9%, decrease in online sales)	11,488
Non-comparable sales	6,554
Elfa third-party net sales (excluding impact of foreign currency translation)	1,968
Impact of foreign currency translation on Elfa third-party net sales	(2,691)
Net sales for the thirteen weeks ended July 2, 2022	$262,634

TCS net sales increased $18,042 or 7.9%. Comparable store sales increased $11,488, or 5.1%, with Custom Closets up 14.7%, contributing 450 basis points of the increase in comparable store sales and general merchandise categories up 0.8%, contributing the remaining 60 basis points. Non-comparable sales were $6,554 during the thirteen weeks ended July 2, 2022. Elfa third-party net sales decreased $723 or 4.4% in the thirteen weeks ended July 2, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended July 2, 2022 and the thirteen weeks ended July 3, 2021, Elfa third-party net sales increased 11.9%.

Gross profit and gross margin

Gross profit in the thirteen weeks ended July 2, 2022 increased $3,764, or 2.6%, compared to the thirteen weeks ended July 3, 2021. The increase in gross profit was primarily the result of increased consolidated sales, partially offset by a decrease in consolidated gross margin. The following table summarizes the gross margin for the thirteen weeks ended July 2, 2022 and July 3, 2021 by segment and total. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	July 2, 2022	July 3, 2021
TCS gross margin	56.8%	58.2%
Elfa gross margin	36.6%	36.6%
Total gross margin	57.1%	59.6%

TCS gross margin decreased 140 basis points primarily due to increased freight costs, partially offset by favorable product and services mix in the thirteen weeks ended July 2, 2022. Elfa gross margin remained flat at 36.6% compared to the first quarter of fiscal 2021 primarily due to higher direct material costs, offset by favorable customer mix and price increases to third-party customers. In total, gross margin decreased 250 basis points, primarily due to TCS gross margin during the thirteen weeks ended July 2, 2022. We expect commodity and freight headwinds to continue for the remainder of fiscal 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended July 2, 2022 increased $11,761, or 10.7%, compared to the thirteen weeks ended July 3, 2021. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended July 2, 2022 and July 3, 2021:

	July 2, 2022	July 3, 2021
	% of Net sales	% of Net sales
TCS selling, general and administrative	43.8%	41.8%
Elfa selling, general and administrative	2.6%	3.1%
Total selling, general and administrative	46.4%	44.9%

Total selling, general and administrative expenses as a percentage of consolidated net sales increased 150 basis points primarily due to increased compensation and benefit costs and increased marketing costs, partially offset by leverage of occupancy costs on higher sales during the thirteen weeks ended July 2, 2022.

Interest expense

Interest expense remained flat at $3,223 as compared to $3,185 in the first quarter of fiscal 2021. We expect to incur higher interest expense in the remainder of fiscal 2022, as compared to the previous fiscal year, as a result of rising interest rates.

Taxes

The provision for income taxes in the thirteen weeks ended July 2, 2022 was $4,233 as compared to $5,660 in the thirteen weeks ended July 3, 2021. The effective tax rate for the thirteen weeks ended July 2, 2022 was 28.8%, as compared to 24.3% in the thirteen weeks ended July 3, 2021. The increase in the effective tax rate is primarily related to the tax impact associated with share-based compensation on lower pre-tax income in the thirteen weeks ended July 2, 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, Elfa manufacturing facility enhancements and our stock repurchase program discussed below. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. In fiscal 2022, we expect total capital expenditures to be in the range of $60,000 to $65,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opening in the fall of calendar year 2022 and one new store anticipated in the winter of calendar year 2022. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At July 2, 2022, we had $23,206 of cash, of which $3,483 was held by our foreign subsidiaries. In addition, we had $81,830 of additional availability under the Revolving Credit Facility and approximately $10,431 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of July 2, 2022. There were $3,700 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand.

As further described in Note 1 to our consolidated financial statements, the Company has reclassified $39 of cash inflows and $39 of cash outflows from operating activities into investing activities for the first quarter of fiscal 2021. The financial statement line item impacted within operating activities is Prepaid expenses and other assets, and the financial statement line items impacted within investing activities are Investments in non-qualified plan trust and Proceeds from non-qualified plan trust redemptions.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021
Net cash provided by operating activities	$3,172	$3,737
Net cash used in investing activities	(18,327)	(7,561)
Net cash provided by (used in) financing activities	24,404	(3,571)
Effect of exchange rate changes on cash	(295)	220
Net increase (decrease) in cash	$8,954	$(7,175)
Free cash flow (Non-GAAP) (1)	$(14,448)	$(3,829)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $3,172 for the thirteen weeks ended July 2, 2022 and was comprised of net income of $10,479 and non-cash items of $9,435, partially offset by a net change in operating assets and liabilities of $16,742. The net change in operating assets and liabilities is primarily driven by a decrease in accounts payable and accrued liabilities due to the timing of receipts and payments.

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

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, as well as investments and proceeds in the Company’s non-qualified retirement plan trust.

Net cash used in investing activities was $18,327 for the thirteen weeks ended July 2, 2022. Our total capital expenditures for the first quarter of fiscal 2022 were $17,620. We incurred capital expenditures of $12,158 for technology investments. We incurred capital expenditures of $4,236 for investments in our stores. The remaining capital expenditures of $1,226 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $707 in the non-qualified retirement plan trust.

Net cash used in investing activities was $7,561 for the thirteen weeks ended July 3, 2021 and was primarily related to capital expenditures. Our total capital expenditures for the first quarter of fiscal 2021 were $7,566. We incurred capital expenditures of $3,765 for technology investments and maintenance capital. We incurred capital expenditures of $2,621 for investments in our existing stores and new stores. We opened one new store during the thirteen weeks ended July 3, 2021. The remaining capital expenditures of $1,180 related to investments in our distribution centers.

Net cash provided by (used in) financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $24,404 for the thirteen weeks ended July 2, 2022. This included borrowings of $15,000 on the Revolving Credit Facility combined with net borrowings of $10,306 on the 2019 Elfa Senior Secured Credit Facilities, and proceeds of $340 from the exercise of stock options, partially offset by tax payments of $712 in connection with the withholding of shares upon vesting of restricted stock awards and repayments of $530 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility.

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

As of July 2, 2022, TCS had a total of $81,830 of unused borrowing availability and $15,000 borrowings outstanding under the Revolving Credit Facility.

As of July 2, 2022, Elfa had a total of $10,431 of unused borrowing availability and $11,541 borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $14,448 for the thirteen weeks ended July 2, 2022, which decreased as compared to negative free cash flow of $3,829 for the thirteen weeks ended July 3, 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	July 2,	July 3,
	2022	2021
Net cash provided by operating activities	$3,172	$3,737
Less: Additions to property and equipment	(17,620)	(7,566)
Free cash flow	$(14,448)	$(3,829)

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended July 2, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of July 2, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,439, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.1.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of July 2, 2022, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of July 2, 2022, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,742 as of July 2, 2022) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,230 as of July 2, 2022) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,441 as of July 2, 2022), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of July 2, 2022, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our 2021 Annual Report on Form 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report on Form 10-K. As of July 2, 2022, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at year end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year. Based on the average exchange rate from Swedish krona to U.S. dollar during the thirteen weeks ended July 2, 2022, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. During the thirteen weeks ended July 2, 2022 and July 3, 2021, the Company used forward contracts for 100% and 82% of inventory purchases in Swedish krona, respectively, at an average SEK rate of 9.2 and 9.3, during the thirteen weeks ended July 2, 2022 and July 3, 2021, respectively. As of July 2, 2022, we had not entered into any foreign currency forward contracts for planned inventory purchases for the remainder of fiscal 2022.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At July 2, 2022, borrowings subject to interest rate risk were $193,541, we had $81,830 of additional availability under the Revolving Credit Facility and approximately $10,431 of additional availability under the Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the Elfa Revolving Credit Facility during the thirteen weeks ended July 2, 2022, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced the effects of inflation on our results of operations and financial condition. In particular, we are subject to inflationary pressures on commodity and freight prices. We are taking the necessary measures to mitigate the impact of inflation, which include vendor negotiations, actively managing our supply chain, and adjusting our retail pricing and promotion cadence.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended July 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2021 Annual Report on Form 10-K.

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

The Container Store Group, Inc.

(Registrant)

Date: August 3, 2022	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: August 3, 2022	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)