Form 10-Q
period 2022-10-01
Container Store Group, Inc.
filed 2022-11-02
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,628,656 shares of its common stock outstanding as of October 28, 2022.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	October 1,	April 2,	October 2,
(In thousands)	2022	2022	2021
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$19,814	$14,252	$23,137
Accounts receivable, net	28,624	30,225	31,035
Inventory	190,142	192,783	173,141
Prepaid expenses	17,474	11,628	12,690
Income taxes receivable	1,309	1,687	840
Other current assets	9,639	9,836	13,354
Total current assets	267,002	260,411	254,197
Noncurrent assets:
Property and equipment, net	147,302	140,198	130,733
Noncurrent operating lease right-of-use assets	356,605	347,519	304,194
Goodwill	221,159	221,159	202,815
Trade names	218,882	224,938	227,476
Deferred financing costs, net	176	203	229
Noncurrent deferred tax assets, net	471	865	905
Other assets	2,062	2,284	2,660
Total noncurrent assets	946,657	937,166	869,012
Total assets	$1,213,659	$1,197,577	$1,123,209

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	October 1,	April 2,	October 2,
(In thousands, except share and per share amounts)	2022	2022	2021
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$79,892	$84,059	$86,232
Accrued liabilities	79,447	89,004	85,848
Current borrowings on revolving lines of credit	13,660	1,790	59
Current portion of long-term debt	2,066	2,096	2,136
Current operating lease liabilities	56,204	52,540	50,177
Income taxes payable	218	6,026	2,852
Total current liabilities	231,487	235,515	227,304
Noncurrent liabilities:
Long-term debt	158,465	158,564	164,194
Noncurrent operating lease liabilities	322,830	317,345	278,235
Noncurrent deferred tax liabilities, net	49,804	50,493	46,650
Other long-term liabilities	6,393	7,564	12,108
Total noncurrent liabilities	537,492	533,966	501,187
Total liabilities	768,979	769,481	728,491
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 50,104,829 shares issued at October 1, 2022; 49,635,447 shares issued at April 2, 2022; 49,545,153 shares issued at October 2, 2021	501	496	495
Additional paid-in capital	875,550	874,190	871,545
Accumulated other comprehensive loss	(38,451)	(27,444)	(21,325)
Retained deficit	(392,920)	(419,146)	(455,997)
Total shareholders’ equity	444,680	428,096	394,718
Total liabilities and shareholders’ equity	$1,213,659	$1,197,577	$1,123,209

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except share and per share amounts) (unaudited)	2022	2021	2022	2021
Net sales	$272,672	$275,954	$535,306	$521,269
Cost of sales (excluding depreciation and amortization)	118,242	112,416	230,788	211,407
Gross profit	154,430	163,538	304,518	309,862
Selling, general, and administrative expenses (excluding depreciation and amortization)	118,655	114,062	240,564	224,210
Stock-based compensation	536	1,086	1,737	1,955
Pre-opening costs	583	72	619	666
Depreciation and amortization	9,549	8,544	18,555	16,745
Loss (gain) on disposal of assets	80	—	81	(5)
Income from operations	25,027	39,774	42,962	66,291
Interest expense, net	3,783	3,186	7,006	6,371
Income before taxes	21,244	36,588	35,956	59,920
Provision for income taxes	5,497	9,393	9,730	15,053
Net income	$15,747	$27,195	$26,226	$44,867

Net income per common share — basic	$0.31	$0.55	$0.53	$0.91
Net income per common share — diluted	$0.31	$0.54	$0.52	$0.88

Weighted-average common shares — basic	50,000,945	49,468,324	49,860,252	49,274,611
Weighted-average common shares — diluted	50,350,549	50,217,614	50,324,456	51,112,668

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands) (unaudited)	2022	2021	2022	2021
Net income	$15,747	$27,195	$26,226	$44,867
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $20, ($398), ($19) and ($347)	80	(1,161)	(33)	(1,018)
Pension liability adjustment	178	72	392	15
Foreign currency translation adjustment	(5,468)	(2,022)	(11,366)	(1,319)
Comprehensive income	$10,537	$24,084	$15,219	$42,545

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	October 1,	October 2,
(In thousands) (unaudited)	2022	2021
Operating activities
Net income	$26,226	$44,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,555	16,745
Stock-based compensation	1,737	1,955
Loss (gain) on disposal of assets	81	(5)
Deferred tax expense	396	454
Non-cash interest	942	940
Other	492	(247)
Changes in operating assets and liabilities:
Accounts receivable	(2,655)	(2,105)
Inventory	(935)	(42,836)
Prepaid expenses and other assets	(5,685)	(4,587)
Accounts payable and accrued liabilities	(6,713)	17,359
Net change in lease assets and liabilities	102	(4,493)
Income taxes	(5,600)	(5,562)
Other noncurrent liabilities	(153)	30
Net cash provided by operating activities	26,790	22,515

Investing activities
Additions to property and equipment	(32,047)	(14,585)
Investments in non-qualified plan trust	(879)	(130)
Proceeds from non-qualified plan trust redemptions	467	2,592
Proceeds from sale of property and equipment	34	5
Net cash used in investing activities	(32,425)	(12,118)

Financing activities
Borrowings on revolving lines of credit	44,104	24,923
Payments on revolving lines of credit	(30,855)	(24,863)
Borrowings on long-term debt	15,000	5,000
Payments on long-term debt	(16,053)	(5,597)
Payment of taxes with shares withheld upon restricted stock vesting	(712)	(4,677)
Proceeds from the exercise of stock options	340	226
Net cash provided by (used in) financing activities	11,824	(4,988)

Effect of exchange rate changes on cash	(627)	41

Net increase in cash	5,562	5,450
Cash at beginning of fiscal period	14,252	17,687
Cash at end of fiscal period	$19,814	$23,137

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$6,223	$3,083

Cash paid for amounts included in the measurement of operating lease liabilities	$44,980	$48,755
Additions to right-of-use assets	$34,938	$18,698

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 2, 2022	$0.01	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net income		—	—	—	—	10,479	10,479
Stock-based compensation		—	—	1,201	—	—	1,201
Stock options exercised		73,594	1	339	—	—	340
Vesting of restricted stock awards		232,295	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(712)	—	—	(712)
Foreign currency translation adjustment		—	—	—	(5,898)	—	(5,898)
Unrealized gain on financial instruments, net of $39 tax benefit		—	—	—	(113)	—	(113)
Pension liability adjustment		—	—	—	214	—	214
Balance at July 2, 2022	$0.01	49,941,336	$499	$875,016	$(33,241)	$(408,667)	$433,607
Net income		—	—	—	—	15,747	15,747
Stock-based compensation		—	—	536	—	—	536
Vesting of restricted stock awards		163,493	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	(5,468)	—	(5,468)
Unrealized gain on financial instruments, net of $20 tax provision		—	—	—	80	—	80
Pension liability adjustment		—	—	—	178	—	178
Balance at October 1, 2022	$0.01	50,104,829	501	875,550	(38,451)	(392,920)	444,680

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

October 1, 2022

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

The following table presents the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated statements of cash flows:

	Twenty-Six Weeks Ended October 2, 2021
(In thousands)(unaudited)	As Reported	Adjustment	As Corrected
Prepaid expenses and other assets	$(2,125)	$(2,462)	$(4,587)
Net cash provided by operating activities	24,977	(2,462)	22,515
Investments in non-qualified plan trust	—	(130)	(130)
Proceeds from non-qualified plan trust redemptions	—	2,592	2,592
Net cash used in investing activities	$(14,580)	$2,462	$(12,118)

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

Today, TCS includes The Container Store Custom Spaces (“Custom Spaces”) consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM lines. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of October 1, 2022, TCS operates 95 stores with an average size of approximately

25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center and in-home design consultants. On December 30, 2021, the Company completed the acquisition of Closet Parent Company, Inc. (“Closet Works”), a designer, manufacturer and supplier of wood-based custom home storage and organization solutions, which is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

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

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the twenty-six weeks ended October 1, 2022 are not necessarily indicative of the operating results for the full year. Our storage and organization product and services offering makes us less susceptible to holiday season shopping patterns than many retailers. In fiscal 2021, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence. Fiscal 2022 sales and profitability patterns are expected to be largely consistent with fiscal 2021.

Recent accounting pronouncements

In July 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard requires recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company adopted this standard in the first quarter of fiscal 2022. The adoption of this standard did not result in a material impact to the Company’s financial statements.

2.  Detail of certain balance sheet accounts

	October 1,	April 2,	October 2,
	2022	2022	2021
Accounts receivable, net:
Trade receivables, net	$18,191	$19,170	$19,010
Credit card receivables	8,779	9,308	9,650
Other receivables	1,654	1,747	2,375
	$28,624	$30,225	$31,035
Inventory:
Finished goods	$181,422	$186,025	$166,818
Raw materials	8,175	5,769	5,634
Work in progress	545	989	689
	$190,142	$192,783	$173,141
Accrued liabilities:
Accrued payroll, benefits and bonuses	$21,658	$32,316	$26,192
Unearned revenue	22,124	22,603	22,406
Accrued transaction and property tax	14,930	15,056	15,202
Gift cards and store credits outstanding	12,274	11,921	10,304
Accrued sales returns	3,985	3,197	3,195
Accrued interest	197	121	2,692
Other accrued liabilities	4,279	3,790	5,857
	$79,447	$89,004	$85,848

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company’s Consolidated balance sheets. Unearned revenue was $22,603 as of April 2, 2022, and $18,028 was subsequently recognized into revenue for the twenty-six weeks ended October 1, 2022. Gift cards and store credits outstanding was $11,921 as of April 2, 2022, and $2,471 was subsequently recognized into revenue for the twenty-six weeks ended October 1, 2022. See Note 11 for disaggregated revenue disclosures.

3. Leases

We conduct all of our U.S. operations from leased facilities that include our corporate headquarters, distribution centers, manufacturing facilities, and 95 store locations. The corporate headquarters, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 15 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

The components of lease costs for the thirteen and twenty-six weeks ended October 1, 2022 and October 2, 2021 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease costs	$22,678	$21,859	$45,182	$43,695
Variable lease costs	379	518	749	818
Total lease costs	$23,057	$22,377	$45,931	$44,513

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and twenty-six weeks ended October 1, 2022 and October 2, 2021.

Weighted average remaining operating lease term and incremental borrowing rate as of October 1, 2022 and October 2, 2021 were as follows:

	Twenty-Six Weeks Ended
	October 1, 2022	October 2, 2021
Weighted average remaining lease term (years)	6.7	6.5
Weighted average incremental borrowing rate	10.7%	13.1%

As of October 1, 2022, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$45,781
2 years	91,269
3 years	82,602
4 years	74,342
5 years	64,510
Thereafter	173,029
Total lease payments	$531,533
Less amount representing interest	152,499
Total lease liability	$379,034
Less current lease liability	56,204
Total noncurrent lease liability	$322,830
(1) Operating lease payments exclude approximately $6,818 of legally binding minimum lease payments for one lease signed but not yet commenced.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Numerator:
Net income	$15,747	$27,195	$26,226	$44,867
Denominator:
Weighted-average common shares — basic	50,000,945	49,468,324	49,860,252	49,274,611
Nonvested restricted stock awards and other dilutive securities	349,604	749,290	464,204	1,838,057
Weighted-average common shares — diluted	50,350,549	50,217,614	50,324,456	51,112,668

Net income per common share — basic	$0.31	$0.55	$0.53	$0.91
Net income per common share — diluted	0.31	0.54	$0.52	$0.88
Antidilutive securities not included:
Stock options outstanding	1,439,607	1,729,250	1,506,588	1,861,136
Nonvested restricted stock awards	366,695	130,457	347,020	115,855

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

The preliminary allocation of consideration to the net tangible assets acquired and liabilities assumed reflects preliminary fair value estimates and analyses using the cost and market approaches, which are subject to change within the measurement period as valuations are finalized. Thus, the following table summarizes the provisional measurements of tangible assets, liabilities, goodwill and deferred income tax assets at the acquisition date and are subject to change. During the twenty-six weeks ended October 1, 2022, we had immaterial true-ups as noted below.

	December 30,		December 30,
	2021		2021
	(as reported at April 2, 2022)	Adjustments	(as reported at October 1, 2022)
Cash	$1,993	$(3)	$1,990
Accounts receivable	389	3	392
Inventory	1,300	-	1,300
Prepaid expenses	177	-	177
Property and equipment, net	2,988	-	2,988
Operating lease right-of-use assets	1,638	-	1,638
Goodwill	18,344	-	18,344
Other assets	40	-	40
Total identifiable assets acquired	26,869	-	26,869
Accounts payable	(989)	20	(969)
Accrued liabilities	(2,269)	(20)	(2,289)
Current operating lease liabilities	(446)	-	(446)
Noncurrent operating lease liabilities	(1,092)	-	(1,092)
Noncurrent deferred tax liabilities, net	(635)	-	(635)
Total liabilities	(5,431)	-	(5,431)
Total purchase price	$21,438	$-	$21,438

The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Closet Works. The Company began consolidating Closet Works upon completion of the acquisition effective December 30, 2021.

6.  Income taxes

The provision for income taxes in the thirteen weeks ended October 1, 2022 was $5,497 as compared to a provision of $9,393 in the thirteen weeks ended October 2, 2021. The effective tax rate for the thirteen weeks ended October 1, 2022 was 25.9%, as compared to 25.7% in the thirteen weeks ended October 2, 2021. During the thirteen weeks ended October 1, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed income ("GILTI") provision.

The provision for income taxes in the twenty-six weeks ended October 1, 2022 was $9,730 as compared to a provision of $15,053 in the twenty-six weeks ended October 2, 2021. The effective tax rate for the twenty-six weeks ended October 1, 2022 was 27.1%, as compared to 25.1% in the twenty-six weeks ended October 2, 2021. During the twenty-six weeks ended October 1, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the GILTI provision.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,631 as of October 1, 2022.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended October 1, 2022:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 2, 2022	$51	$(1,909)	$(25,586)	$(27,444)

Other comprehensive income (loss) before reclassifications, net of tax	39	392	(11,366)	(10,935)
Amounts reclassified to earnings, net of tax	(72)	—	—	(72)
Net current period other comprehensive (loss) income	(33)	392	(11,366)	(11,007)

Balance at October 1, 2022	$18	$(1,517)	$(36,952)	$(38,451)

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

During the twenty-six weeks ended October 1, 2022 and October 2, 2021, the TCS segment used forward contracts for 3% and 91% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded as other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the twenty-six weeks ended October 1, 2022 and October 2, 2021. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the twenty-six weeks ended October 1, 2022, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a $18 gain in AOCL related to foreign currency hedge instruments at October 1, 2022, of which $18 represents an unrealized gain for settled foreign currency hedge instruments related to inventory on hand as of October 1, 2022. The Company expects the unrealized gain of $18, net of taxes, to be reclassified into earnings over the next 12 months as the underlying inventory is sold to the end customer.

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

As of October 1, 2022, April 2, 2022 and October 2, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure. These items are also included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

			October 1,	April 2,	October 2,
Description		Balance Sheet Location	2022	2022	2021
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,401	$3,747	$3,659
Foreign currency forward contracts	Level 2	Other current assets	—	—	1,667
Total assets			$3,401	$3,747	$5,326

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of October 1, 2022, April 2, 2022 and October 2, 2021, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	October 1,	April 2,	October 2,
	2022	2022	2021
Senior secured term loan facility	$155,261	$166,663	$174,870
2019 Elfa revolving facilities	13,660	1,790	59
Obligations under finance leases	135	179	265
Revolving credit facility	—	—	—
Total fair value of debt	$169,056	$168,632	$175,194

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

Thirteen Weeks Ended October 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$259,872	$12,800	$—	$272,672
Intersegment sales	—	19,989	(19,989)	—
Adjusted EBITDA	34,888	2,902	(1,879)	35,911
Interest expense, net	3,626	157	—	3,783
Assets (1)	1,127,469	91,396	(5,206)	1,213,659

Thirteen Weeks Ended October 2, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$259,378	$16,576	$—	$275,954
Intersegment sales	—	17,412	(17,412)	—
Adjusted EBITDA	41,676	4,112	1,960	47,748
Interest expense, net	3,097	89	—	3,186
Assets (1)	1,021,211	106,888	(4,890)	1,123,209

Twenty-Six Weeks Ended October 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$506,643	$28,663	$—	$535,306
Intersegment sales	—	31,709	(31,709)	—
Adjusted EBITDA	59,985	6,153	(2,039)	64,099
Interest expense, net	6,760	246	—	7,006
Assets (1)	1,127,469	91,396	(5,206)	1,213,659

Twenty-Six Weeks Ended October 2, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$488,108	$33,161	$—	$521,269
Intersegment sales	—	33,105	(33,105)	—
Adjusted EBITDA	69,644	8,209	3,397	81,250
Interest expense, net	6,220	151	—	6,371
Assets (1)	1,021,211	106,888	(4,890)	1,123,209
(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Income before taxes	$21,244	$36,588	$35,956	$59,920
Add:
Depreciation and amortization	9,549	8,544	18,555	16,745
Interest expense, net	3,783	3,186	7,006	6,371
Pre-opening costs (a)	583	72	619	666
Non-cash lease expense (b)	137	(1,722)	171	(5,077)
Stock-based compensation (c)	536	1,086	1,737	1,955
Management transition costs (d)	—	—	—	473
Foreign exchange losses (gains) (e)	16	(6)	(8)	5
Acquisition-related costs (f)	63	—	63	—
COVID-19 costs (g)	—	—	—	192
Adjusted EBITDA	$35,911	$47,748	$64,099	$81,250

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

12. Share repurchase program

On August 1, 2022, the Board of Directors of the Company approved a stock repurchase program with authorization to purchase up to $30,000 of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. The Company expects to fund repurchases with existing cash on hand. As of October 1, 2022, no repurchases had been executed.

13. Subsequent event

Subsequent to October 1, 2022, the Company repurchased 939,967 shares of our common stock at an average price of $5.30 per share, totaling $5,000, under a Rule 10b5-1 plan, as part of the share repurchase program, as disclosed in Note 12. Therefore, an amount of $25,000 remains available to repurchase common stock under the share repurchase program.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2022 ends on April 1, 2023 and will include 52 weeks and fiscal 2021 ended on April 2, 2022 and included 52 weeks. The second quarter of fiscal 2022 ended on October 1, 2022 and the second quarter of fiscal 2021 ended on October 2, 2021, and both included thirteen weeks.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of storage and organization products and solutions in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM lines. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of October 1, 2022, we operated 95 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design consultants. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. Closet Parent Company, Inc. (“Closet Works”), a designer, manufacturer and supplier of wood-based custom home storage and organization solutions, is included in the TCS reportable segment. Closet Works, based in Chicago, Illinois, services the United States by offering customized solutions for closets, garages, home offices, pantries, laundry rooms, murphy beds and built-in wall units.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net sales	$272,672	$275,954	$535,306	$521,269
Cost of sales (excluding depreciation and amortization)	118,242	112,416	230,788	211,407
Gross profit	154,430	163,538	304,518	309,862
Selling, general, and administrative expenses (excluding depreciation and amortization)	118,655	114,062	240,564	224,210
Stock-based compensation	536	1,086	1,737	1,955
Pre-opening costs	583	72	619	666
Depreciation and amortization	9,549	8,544	18,555	16,745
Loss (gain) on disposal of assets	80	—	81	(5)
Income from operations	25,027	39,774	42,962	66,291
Interest expense, net	3,783	3,186	7,006	6,371
Income before taxes	21,244	36,588	35,956	59,920
Provision for income taxes	5,497	9,393	9,730	15,053
Net income	$15,747	$27,195	$26,226	$44,867

Net income per common share — basic	$0.31	$0.55	$0.53	$0.91
Net income per common share — diluted	$0.31	$0.54	$0.52	$0.88

Weighted-average common shares — basic	50,000,945	49,468,324	49,860,252	49,274,611
Weighted-average common shares — diluted	50,350,549	50,217,614	50,324,456	51,112,668

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	43.4%	40.7%	43.1%	40.6%
Gross profit	56.6%	59.3%	56.9%	59.4%
Selling, general, and administrative expenses (excluding depreciation and amortization)	43.5%	41.3%	44.9%	43.0%
Stock‑based compensation	0.2%	0.4%	0.3%	0.4%
Pre‑opening costs	0.2%	0.0%	0.1%	0.1%
Depreciation and amortization	3.5%	3.1%	3.5%	3.2%
Loss (gain) on disposal of assets	0.0%	—%	0.0%	(0.0)%
Income from operations	9.2%	14.4%	8.0%	12.7%
Interest expense, net	1.4%	1.2%	1.3%	1.2%
Income before taxes	7.8%	13.3%	6.7%	11.5%
Provision for income taxes	2.0%	3.4%	1.8%	2.9%
Net income	5.8%	9.9%	4.9%	8.6%
Operating data:
Comparable store sales change for the period (1)	(0.8)%	N/A	2.0%	N/A
Number of stores at end of period	95	94	95	94
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$35,911	$47,748	$64,099	$81,250
Adjusted net income (4)	$13,814	$27,197	$24,293	$45,348
Adjusted net income per common share — diluted (4)	$0.27	$0.54	$0.48	$0.89

(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) Closet Works sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens. Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance.

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

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock-based compensation expense. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021

Net income	$15,747	$27,195	$26,226	$44,867
Depreciation and amortization	9,549	8,544	18,555	16,745
Interest expense, net	3,783	3,186	7,006	6,371
Income tax provision	5,497	9,393	9,730	15,053
EBITDA	34,576	48,318	61,517	83,036
Pre-opening costs (a)	583	72	619	666
Non-cash lease expense (b)	137	(1,722)	171	(5,077)
Stock-based compensation (c)	536	1,086	1,737	1,955
Management transition costs (d)	—	—	—	473
Foreign exchange losses (gains) (e)	16	(6)	(8)	5
Acquisition-related costs (f)	63	—	63	—
COVID-19 costs (g)	—	—	—	192
Adjusted EBITDA	$35,911	$47,748	$64,099	$81,250

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded in selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

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

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Numerator:
Net income	$15,747	$27,195	$26,226	$44,867
Management transition costs (a)	—	—	—	473
Acquisition-related costs (b)	63	—	63	—
COVID-19 costs (c)	—	—	—	192
Legal settlement (d)	(2,600)	—	(2,600)	—
Taxes (e)	604	2	604	(184)
Adjusted net income	$13,814	$27,197	$24,293	$45,348
Denominator:
Weighted-average common shares outstanding — diluted	50,350,549	50,217,614	50,324,456	51,112,668

Net income per common share — diluted	$0.31	$0.54	$0.52	$0.88
Adjusted net income per common share — diluted	$0.27	$0.54	$0.48	$0.89

(a)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded in selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(c)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(d)	The Company received a legal settlement, net of legal fees, in the second quarter of fiscal 2022. The amount is recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Tax impact of adjustments to net income that are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended October 1, 2022 Compared to Thirteen Weeks Ended October 2, 2021

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended October 1, 2022 and October 2, 2021:

	October 1, 2022	% total	October 2, 2021	% total
TCS net sales	$259,872	95.3%	$259,378	94.0%
Elfa third-party net sales	12,800	4.7%	16,576	6.0%
Net sales	$272,672	100.0%	$275,954	100.0%

Net sales in the thirteen weeks ended October 1, 2022 decreased $3,282, or 1.2%, compared to the thirteen weeks ended October 2, 2021. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended October 2, 2021	$275,954
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $226, or 0.7%, decrease in online sales)	(2,274)
Non-comparable sales	2,768
Elfa third-party net sales (excluding impact of foreign currency translation)	(863)
Impact of foreign currency translation on Elfa third-party net sales	(2,913)
Net sales for the thirteen weeks ended October 1, 2022	$272,672

TCS net sales increased $494 or 0.2%. Comparable store sales decreased $2,274, or 0.8%, with general merchandise categories down 4.6%, negatively impacting comparable store sales by 310 basis points, partially offset by Custom Spaces up 7.1%, contributing an increase of 230 basis points to comparable store sales. Non-comparable sales were $2,768 during the thirteen weeks ended October 1, 2022. Elfa third-party net sales decreased $3,776 or 22.8% in the thirteen weeks ended October 1, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended October 1, 2022 and the thirteen weeks ended October 2, 2021, Elfa third-party net sales decreased 5.3%.

Gross profit and gross margin

Gross profit in the thirteen weeks ended October 1, 2022 decreased $9,108, or 5.6%, compared to the thirteen weeks ended October 2, 2021. The decrease in gross profit was primarily the result of a decrease in consolidated gross margin, combined with decreased consolidated sales. The following table summarizes gross margin for the thirteen weeks ended October 1, 2022 and October 2, 2021 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	October 1, 2022	October 2, 2021
TCS gross margin	56.8%	58.1%
Elfa gross margin	26.2%	31.8%
Consolidated gross margin	56.6%	59.3%

TCS gross margin decreased 130 basis points primarily due to increased promotional activity and increased freight costs, partially offset by favorable product and services mix in the quarter ended October 1, 2022. Elfa gross margin decreased 560 basis points compared to the second quarter of fiscal 2021 primarily due to higher direct material costs. On a consolidated basis, gross margin decreased 270 basis points, primarily due to commodity and freight headwinds during the thirteen weeks ended October 1, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended October 1, 2022 increased $4,593, or 4.0%, compared to the thirteen weeks ended October 2, 2021. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended October 1, 2022 and October 2, 2021:

	October 1, 2022	October 2, 2021
	% of Net sales	% of Net sales
TCS selling, general and administrative	41.4%	38.9%
Elfa selling, general and administrative	2.1%	2.4%
Consolidated selling, general and administrative	43.5%	41.3%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 220 basis points, with the increase primarily due to the normalization of SG&A costs post-pandemic, combined with the deleverage of fixed costs associated with lower sales, partially offset by a legal settlement received in the second quarter of fiscal 2022.

Interest expense

Interest expense increased to $3,783 as compared to $3,186 in the second quarter of fiscal 2021 primarily due to an increased interest rate on the Senior Secured Term Loan Facility.

Taxes

The provision for income taxes in the thirteen weeks ended October 1, 2022 was $5,497 as compared to $9,393 in the thirteen weeks ended October 2, 2021. The effective tax rate for the thirteen weeks ended October 1, 2022 was 25.9%, as compared to 25.7% in the thirteen weeks ended October 2, 2021. The increase in the effective tax rate is primarily related to the tax impact associated with share-based compensation on lower pre-tax income in the thirteen weeks ended October 1, 2022.

Twenty-Six Weeks Ended October 1, 2022 Compared to Twenty-Six Weeks Ended October 2, 2021

Net sales

The following table summarizes our net sales for each of the twenty-six weeks ended October 1, 2022 and October 2, 2021:

	October 1, 2022	% total	October 2, 2021	% total
TCS net sales	$506,643	94.6%	$488,108	93.6%
Elfa third-party net sales	28,663	5.4%	33,161	6.4%
Net sales	$535,306	100.0%	$521,269	100.0%

Net sales in the twenty-six weeks ended October 1, 2022 increased $14,037, or 2.7%, compared to the twenty-six weeks ended October 2, 2021. This increase was comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended October 2, 2021	$521,269
Incremental net sales increase (decrease) due to:
Comparable store sales (including a $534, or 0.8%, decrease in online sales)	9,214
Non-comparable sales	9,321
Elfa third-party net sales (excluding impact of foreign currency translation)	1,106
Impact of foreign currency translation on Elfa third-party net sales	(5,604)
Net sales for the twenty-six weeks ended October 1, 2022	$535,306

TCS net sales increased $18,535 or 3.8%. Comparable store sales increased 2.0%, with Custom Spaces up 10.5%, contributing 340 basis points of the increase, and general merchandise categories down 2.1%, contributing 140 basis points of the decrease. Non-comparable sales increased $9,321 during the twenty-six weeks ended October 1, 2022. Elfa third-party net sales decreased $4,498 or 13.6% in the twenty-six weeks ended October 1, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended October 1, 2022 and the twenty-six weeks ended October 2, 2021, Elfa third-party net sales increased $1,106 or 3.3%.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended October 1, 2022 decreased $5,344, or 1.7%, compared to the twenty-six weeks ended October 2, 2021. The decrease in gross profit was primarily the result of a decrease in consolidated gross margin combined with an increase in consolidated net sales. The following table summarizes the gross margin for the twenty-six weeks ended October 1, 2022 and October 2, 2021 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	October 1, 2022	October 2, 2021
TCS gross margin	56.8%	58.2%
Elfa gross margin	31.0%	34.1%
Consolidated gross margin	56.9%	59.4%

TCS gross margin decreased 140 basis points primarily due to increased freight costs and increased promotional activity, partially offset by favorable product and services mix in the first half of fiscal 2022. Elfa gross margin decreased 310 basis points primarily due to higher direct material costs. On a consolidated basis, gross margin decreased 250 basis points primarily due to the increase in commodity and freight headwinds during the twenty-six weeks ended October 1, 2022. We expect consolidated gross margin headwinds, including commodity costs, freight costs, and promotional activities, to continue for the remainder of fiscal 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended October 1, 2022 increased $16,354, or 7.3%, compared to the twenty-six weeks ended October 2, 2021. As a percentage of consolidated net sales, SG&A increased by 190 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the twenty-six weeks ended October 1, 2022 and October 2, 2021:

	October 1, 2022	October 2, 2021
	% of Net sales	% of Net sales
TCS selling, general and administrative	42.6%	40.2%
Elfa selling, general and administrative	2.3%	2.8%
Consolidated selling, general and administrative	44.9%	43.0%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 190 basis points, with the increase primarily due to the normalization of SG&A costs post-pandemic in the twenty-six weeks ended October 1, 2022, partially offset by a legal settlement received in the second quarter of fiscal 2022. We expect SG&A costs as a percentage of consolidated net sales to increase for the remainder of fiscal 2022 as compared to the previous fiscal year primarily due to deleverage of fixed costs associated with expected lower sales.

Interest expense

Interest expense increased by $635, or 10.0%, in the twenty-six weeks ended October 1, 2022 to $7,006, as compared to $6,371 in the twenty-six weeks ended October 2, 2021. The increase is primarily due to an increased interest rate on the Senior Secured Term Loan Facility. We expect to incur higher interest expense in the remainder of fiscal 2022, as compared to the previous fiscal year, as a result of rising interest rates.

Taxes

The provision for income taxes in the twenty-six weeks ended October 1, 2022 was $9,730 as compared to $15,053 in the twenty-six weeks ended October 2, 2021. The effective tax rate for the twenty-six weeks ended October 1, 2022 was 27.1%, as compared to 25.1% in the twenty-six weeks ended October 2, 2021. The increase in the effective tax rate is primarily due to the tax impact of share-based compensation on lower pre-tax income in the twenty-six weeks ended October 1, 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, Elfa manufacturing facility enhancements and our stock repurchase program discussed below. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. In fiscal 2022, we expect total capital expenditures to be in the range of $60,000 to $65,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opened in the fall of calendar year 2022, one new store anticipated in the winter of calendar year 2023, and one new store anticipated in early spring of calendar year 2023. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At October 1, 2022, we had $19,814 of cash, of which $4,414 was held by our foreign subsidiaries. In addition, we had $96,830 of additional availability under the Revolving Credit Facility and approximately $6,564 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of October 1, 2022. There were $3,631 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. Subsequent to October 1, 2022, the Company repurchased 939,967 shares of our common stock at an average price of $5.30 per share, totaling $5,000, under a Rule 10b5-1 plan, as part of the share repurchase program. Therefore, an amount of $25,000 remains available to repurchase common stock under the share repurchase program.

As further described in Note 1 to our consolidated financial statements, the Company has reclassified $2,592 of cash inflows and $130 of cash outflows from operating activities into investing activities for the first half of fiscal 2021. The financial statement line item impacted within operating activities is Prepaid expenses and other assets, and the financial statement line items impacted within investing activities are Investments in non-qualified plan trust and Proceeds from non-qualified plan trust redemptions.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Twenty-Six Weeks Ended
	October 1,	October 2,
	2022	2021
Net cash provided by operating activities	$26,790	$22,515
Net cash used in investing activities	(32,425)	(12,118)
Net cash provided by (used in) financing activities	11,824	(4,988)
Effect of exchange rate changes on cash	(627)	41
Net increase in cash	$5,562	$5,450
Free cash flow (Non-GAAP) (1)	$(5,257)	$7,930
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $26,790 for the twenty-six weeks ended October 1, 2022 and was comprised of net income of $26,226 and non-cash items of $22,203, partially offset by a net change in operating assets and liabilities of $21,639. The net change in operating assets and liabilities is primarily driven by a decrease in accounts payable and accrued liabilities, a decrease in income taxes payable, and an increase in prepaid expenses and other assets related to the timing of payments.

Net cash provided by operating activities was $22,515 for the twenty-six weeks ended October 2, 2021 and was comprised of net income of $44,867 and non-cash items of $19,842, partially offset by a net change in operating assets and liabilities of $42,194. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to increased freight and commodity costs, combined with increased unit levels to support increased sales trends and to account for longer lead times resulting from supply chain disruptions.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, as well as investments and proceeds in the Company’s non-qualified retirement plan trust.

Net cash used in investing activities was $32,425 for the twenty-six weeks ended October 1, 2022. Our total capital expenditures for the twenty-six weeks ended October 1, 2022 were $32,047. We incurred capital expenditures of $18,925 for technology investments. We incurred capital expenditures of $10,580 for investments in our stores. The remaining capital expenditures of $2,542 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $412 in the non-qualified retirement plan trust.

Net cash used in investing activities was $12,118 for the twenty-six weeks ended October 2, 2021. Our total capital expenditures for the twenty-six weeks ended October 2, 2021 were $14,585. We incurred capital expenditures of $6,761 for technology investments and maintenance capital. We incurred capital expenditures of $5,462 for investments in our existing stores and new stores. We opened one new store during the twenty-six weeks ended October 2, 2021. The remaining capital expenditures of $2,362 related to investments in our distribution centers. In addition, we had net proceeds of $2,462 in the non-qualified retirement plan trust.

Net cash provided by (used in) financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $11,824 for the twenty-six weeks ended October 1, 2022. This included net borrowings of $13,249 on the 2019 Elfa Senior Secured Credit Facilities combined with proceeds of $340 from the exercise of stock options, partially offset by repayments of $1,053 on indebtedness outstanding under the Senior Secured

Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $712 in connection with the withholding of shares upon vesting of restricted stock awards.

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

As of October 1, 2022, TCS had a total of $96,830 of unused borrowing availability and zero borrowings outstanding under the Revolving Credit Facility.

As of October 1, 2022, Elfa had a total of $6,564 of unused borrowing availability and $13,660 borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $5,257 for the twenty-six weeks ended October 1, 2022, which decreased as compared to positive free cash flow of $7,930 for the twenty-six weeks ended October 2, 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	October 1,	October 2,
	2022	2021
Net cash provided by operating activities	$26,790	$22,515
Less: Additions to property and equipment	(32,047)	(14,585)
Free cash flow	$(5,257)	$7,930

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended October 1, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of October 1, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $166,500, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.1.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of October 1, 2022, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of October 1, 2022, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $9,888, as of October 1, 2022) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $10,337 as of October 1, 2022) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,247 as of October 1, 2022), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of October 1, 2022, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report on Form 10-K. As of October 1, 2022, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at fiscal period-end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year-to-date fiscal period. Based on the average exchange rate from Swedish krona to U.S. dollar during the twenty-six weeks ended October 1, 2022, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. During the twenty-six weeks ended October 1, 2022 and October 2, 2021, the Company used forward contracts for 3% and 91% of inventory purchases in Swedish krona, respectively, at an average SEK rate of 9.2 and 9.3, during the twenty-six weeks ended October 1, 2022 and October 2, 2021, respectively. As of October 1, 2022, we had not entered into any foreign currency forward contracts for planned inventory purchases for the remainder of fiscal 2022.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At October 1, 2022, borrowings subject to interest rate risk were $180,160, we had $96,830 of additional availability under the Revolving Credit Facility and approximately $6,564 of additional availability under the Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the Elfa

Revolving Credit Facility during the twenty-six weeks ended October 1, 2022, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced the effects of inflation on our results of operations and financial condition. In particular, we are subject to inflationary pressures on commodity and freight prices. We are taking the necessary measures to mitigate the impact of inflation, which include vendor negotiations, actively managing our supply chain, and adjusting our retail pricing and promotional cadence.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended October 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares under its stock repurchase program during the second quarter of fiscal 2022.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/07/22

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: November 2, 2022	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: November 2, 2022	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)