Form 10-Q
period 2022-12-31
Container Store Group, Inc.
filed 2023-02-08
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 50,628,656 shares of its common stock outstanding as of February 3, 2023.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	December 31,	April 2,	January 1,
(In thousands)	2022	2022	2022
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$5,760	$14,252	$19,008
Accounts receivable, net	30,790	30,225	32,565
Inventory	190,307	192,783	196,641
Prepaid expenses	15,596	11,628	13,076
Income taxes receivable	1,357	1,687	1,055
Other current assets	9,941	9,836	9,997
Total current assets	253,751	260,411	272,342
Noncurrent assets:
Property and equipment, net	152,282	140,198	134,810
Noncurrent operating lease right-of-use assets	357,607	347,519	342,980
Goodwill	221,159	221,159	221,183
Trade names	221,046	224,938	226,182
Deferred financing costs, net	163	203	216
Noncurrent deferred tax assets, net	690	865	796
Other assets	2,323	2,284	2,576
Total noncurrent assets	955,270	937,166	928,743
Total assets	$1,209,021	$1,197,577	$1,201,085

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 31,	April 2,	January 1,
(In thousands, except share and per share amounts)	2022	2022	2022
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$57,704	$84,059	$70,983
Accrued liabilities	75,338	89,004	98,273
Current borrowings on revolving lines of credit	8,131	1,790	—
Current portion of long-term debt	2,061	2,096	2,117
Current operating lease liabilities	58,309	52,540	52,486
Income taxes payable	276	6,026	416
Total current liabilities	201,819	235,515	224,275
Noncurrent liabilities:
Long-term debt	178,416	158,564	196,626
Noncurrent operating lease liabilities	322,243	317,345	313,414
Noncurrent deferred tax liabilities, net	50,050	50,493	50,925
Other long-term liabilities	6,983	7,564	9,208
Total noncurrent liabilities	557,692	533,966	570,173
Total liabilities	759,511	769,481	794,448
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,164,862 shares issued at December 31, 2022; 49,635,447 shares issued at April 2, 2022; 49,618,747 shares issued at January 1, 2022	492	496	496
Additional paid-in capital	871,384	874,190	873,088
Accumulated other comprehensive loss	(33,614)	(27,444)	(24,643)
Retained deficit	(388,752)	(419,146)	(442,304)
Total shareholders’ equity	449,510	428,096	406,637
Total liabilities and shareholders’ equity	$1,209,021	$1,197,577	$1,201,085

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands, except share and per share amounts) (unaudited)	2022	2022	2022	2022
Net sales	$252,236	$267,304	$787,542	$788,573
Cost of sales (excluding depreciation and amortization)	108,795	114,956	339,583	326,363
Gross profit	143,441	152,348	447,959	462,210
Selling, general, and administrative expenses (excluding depreciation and amortization)	121,540	120,268	362,104	344,478
Stock-based compensation	825	1,204	2,562	3,159
Pre-opening costs	430	20	1,049	686
Depreciation and amortization	9,952	8,667	28,507	25,412
Loss (gain) on disposal of assets	10	(9)	91	(14)
Income from operations	10,684	22,198	53,646	88,489
Interest expense, net	4,389	3,213	11,395	9,584
Income before taxes	6,295	18,985	42,251	78,905
Provision for income taxes	2,127	5,292	11,857	20,345
Net income	$4,168	$13,693	$30,394	$58,560

Net income per common share — basic	$0.08	$0.28	$0.61	$1.19
Net income per common share — diluted	$0.08	$0.27	$0.61	$1.16

Weighted-average common shares — basic	49,263,122	49,611,468	49,661,209	49,386,897
Weighted-average common shares — diluted	49,452,980	50,298,101	50,024,589	50,310,320

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands) (unaudited)	2022	2022	2022	2022
Net income	$4,168	$13,693	$30,394	$58,560
Unrealized loss on financial instruments, net of tax benefit of $6, $385, $25 and $732	(18)	(1,087)	(51)	(2,105)
Pension liability adjustment	(140)	99	252	114
Foreign currency translation adjustment	4,995	(2,330)	(6,371)	(3,649)
Comprehensive income	$9,005	$10,375	$24,224	$52,920

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 31,	January 1,
(In thousands) (unaudited)	2022	2022
Operating activities
Net income	$30,394	$58,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,507	25,412
Stock-based compensation	2,562	3,159
Loss (gain) on disposal of assets	91	(14)
Deferred tax (benefit) expense	(1,018)	4,459
Non-cash interest	1,413	1,412
Other	855	(264)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(2,955)	(3,729)
Inventory	511	(64,945)
Prepaid expenses and other assets	(3,303)	(3,105)
Accounts payable and accrued liabilities	(33,126)	11,161
Net change in lease assets and liabilities	607	(5,680)
Income taxes	(5,539)	(8,221)
Other noncurrent liabilities	(143)	(2,614)
Net cash provided by operating activities	18,856	15,591

Investing activities
Additions to property and equipment	(46,558)	(24,029)
Closet Works acquisition, net of cash acquired	—	(19,445)
Investments in non-qualified plan trust	(1,049)	(267)
Proceeds from non-qualified plan trust redemptions	811	2,605
Proceeds from sale of property and equipment	36	17
Net cash used in investing activities	(46,760)	(41,119)

Financing activities
Borrowings on revolving lines of credit	64,790	48,913
Payments on revolving lines of credit	(58,243)	(48,913)
Borrowings on long-term debt	35,000	38,000
Payments on long-term debt	(16,572)	(6,633)
Repurchases of common stock	(5,000)	—
Payment of taxes with shares withheld upon restricted stock vesting	(712)	(4,677)
Proceeds from the exercise of stock options	340	566
Net cash provided by financing activities	19,603	27,256

Effect of exchange rate changes on cash	(191)	(407)

Net (decrease) increase in cash	(8,492)	1,321
Cash at beginning of fiscal period	14,252	17,687
Cash at end of fiscal period	$5,760	$19,008

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$4,873	$3,978

Cash paid for amounts included in the measurement of operating lease liabilities	$67,625	$71,949
Additions to right-of-use assets	$49,056	$68,934

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 2, 2022	$0.01	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net income		—	—	—	—	10,479	10,479
Stock-based compensation		—	—	1,201	—	—	1,201
Stock options exercised		73,594	1	339	—	—	340
Vesting of restricted stock awards		232,295	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(712)	—	—	(712)
Foreign currency translation adjustment		—	—	—	(5,898)	—	(5,898)
Unrealized gain on financial instruments, net of $39 tax benefit		—	—	—	(113)	—	(113)
Pension liability adjustment		—	—	—	214	—	214
Balance at July 2, 2022	$0.01	49,941,336	$499	$875,016	$(33,241)	$(408,667)	$433,607
Net income		—	—	—	—	15,747	15,747
Stock-based compensation		—	—	536	—	—	536
Vesting of restricted stock awards		163,493	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	(5,468)	—	(5,468)
Unrealized gain on financial instruments, net of $20 tax provision		—	—	—	80	—	80
Pension liability adjustment		—	—	—	178	—	178
Balance at October 1, 2022	$0.01	50,104,829	501	875,550	(38,451)	(392,920)	444,680
Net income		—	—	—	—	4,168	4,168
Stock-based compensation		—	—	825	—	—	825
Foreign currency translation adjustment		—	—	—	4,995	—	4,995
Unrealized gain on financial instruments, net of $6 tax benefit		—	—	—	(18)	—	(18)
Pension liability adjustment		—	—	—	(140)	—	(140)
Repurchases of common stock		(939,967)	(9)	(4,991)	—	—	(5,000)
Balance at December 31, 2022	$0.01	49,164,862	$492	$871,384	$(33,614)	$(388,752)	$449,510

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

December 31, 2022

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

The following table presents the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated statements of cash flows:

	Thirty-Nine Weeks Ended January 1, 2022
(In thousands)(unaudited)	As Reported	Adjustment	As Corrected
Prepaid expenses and other assets	$(767)	$(2,338)	$(3,105)
Net cash provided by operating activities	17,929	(2,338)	15,591
Investments in non-qualified plan trust	—	(267)	(267)
Proceeds from non-qualified plan trust redemptions	—	2,605	2,605
Net cash used in investing activities	$(43,457)	$2,338	$(41,119)

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

Today, TCS includes The Container Store Custom Spaces (“Custom Spaces”) consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM systems, which are wholly-owned and manufactured by TCS. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of December 31, 2022, we operated 95 stores with an average size of approximately

25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. On December 30, 2021, the Company completed the acquisition of Closet Parent Company, Inc. (“Closet Works”), which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

Seasonality

The Company’s business is moderately seasonal in nature and, therefore, the results of operations for the thirty-nine weeks ended December 31, 2022 are not necessarily indicative of the operating results for the full year. Our unique offering of organizing solutions, custom spaces, and in-home services makes us less susceptible to holiday season shopping patterns than many retailers. In fiscal 2021 and the first thirty-nine weeks of fiscal 2022, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence and macroeconomic factors.

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

2.  Detail of certain balance sheet accounts

	December 31,	April 2,	January 1,
	2022	2022	2022
Accounts receivable, net:
Trade receivables, net	$16,656	$19,170	$17,056
Credit card receivables	11,309	9,308	13,009
Other receivables	2,825	1,747	2,500
	$30,790	$30,225	$32,565
Inventory:
Finished goods	$179,984	$186,025	$188,780
Raw materials	9,120	5,769	6,809
Work in progress	1,203	989	1,052
	$190,307	$192,783	$196,641
Accrued liabilities:
Accrued payroll, benefits and bonuses	$17,979	$32,316	$27,160
Unearned revenue	18,830	22,603	32,110
Accrued transaction and property tax	15,346	15,056	15,944
Gift cards and store credits outstanding	13,924	11,921	12,735
Accrued sales returns	4,302	3,197	3,534
Accrued interest	348	121	151
Other accrued liabilities	4,609	3,790	6,639
	$75,338	$89,004	$98,273

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company’s Consolidated balance sheets. Unearned revenue was $22,603 as of April 2, 2022, and $20,259 was subsequently recognized into revenue for the thirty-nine weeks ended December 31, 2022. Gift cards and store credits outstanding was $11,921 as of April 2, 2022, and $3,273 was subsequently recognized into revenue for the thirty-nine weeks ended December 31, 2022. See Note 11 for disaggregated revenue disclosures.

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

The components of lease costs for the thirteen and thirty-nine weeks ended December 31, 2022 and January 1, 2022 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Operating lease costs	$22,868	$21,873	$68,043	$65,562
Variable lease costs	335	373	1,084	1,191
Total lease costs	$23,203	$22,246	$69,127	$66,753

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and thirty-nine weeks ended December 31, 2022 and January 1, 2022.

Weighted average remaining operating lease term and incremental borrowing rate as of December 31, 2022 and January 1, 2022 were as follows:

	Thirty-Nine Weeks Ended
	December 31, 2022	January 1, 2022
Weighted average remaining lease term (years)	6.6	7.1
Weighted average incremental borrowing rate	10.6%	11.5%

As of December 31, 2022, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$23,168
2 years	93,057
3 years	84,677
4 years	76,423
5 years	66,537
Thereafter	186,178
Total lease payments	$530,040
Less amount representing interest	149,488
Total lease liability	$380,552
Less current lease liability	58,309
Total noncurrent lease liability	$322,243
(1) Operating lease payments exclude approximately $33,849 of legally binding minimum lease payments for four leases signed but not yet commenced.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Numerator:
Net income	$4,168	$13,693	$30,394	$58,560
Denominator:
Weighted-average common shares — basic	49,263,122	49,611,468	49,661,209	49,386,897
Nonvested restricted stock awards and other dilutive securities	189,858	686,633	363,380	923,423
Weighted-average common shares — diluted	49,452,980	50,298,101	50,024,589	50,310,320

Net income per common share — basic	$0.08	$0.28	$0.61	$1.19
Net income per common share — diluted	$0.08	$0.27	$0.61	$1.16
Antidilutive securities not included:
Stock options outstanding	1,555,286	1,654,260	1,481,921	1,714,940
Nonvested restricted stock awards	432,344	97,831	405,011	125,239

5. Closet Works Acquisition

On December 30, 2021, the Company acquired 100% of the voting equity interest in Closet Works, which designs and manufactures the Company’s premium wood-based custom space offering.

The acquisition date fair value of the consideration transferred totaled $21,438 of cash (subject to working capital and certain other adjustments as set forth in the purchase agreement for the acquisition). The Closet Works acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill.

The allocation of consideration to the net tangible assets acquired and liabilities assumed reflects fair value estimates and analyses using the cost and market approaches. The following table summarizes the provisional measurements of tangible assets, liabilities, goodwill and deferred income tax assets at the acquisition date. During the thirty-nine weeks ended December 31, 2022, we had immaterial true-ups as noted below.

	December 30,		December 30,
	2021		2021
	(as reported at April 2, 2022)	Adjustments	(as reported at December 31, 2022)
Cash	$1,993	$(3)	$1,990
Accounts receivable	389	3	392
Inventory	1,300	-	1,300
Prepaid expenses	177	-	177
Property and equipment, net	2,988	-	2,988
Operating lease right-of-use assets	1,638	-	1,638
Goodwill	18,344	-	18,344
Other assets	40	-	40
Total identifiable assets acquired	26,869	-	26,869
Accounts payable	(989)	20	(969)
Accrued liabilities	(2,269)	(20)	(2,289)
Current operating lease liabilities	(446)	-	(446)
Noncurrent operating lease liabilities	(1,092)	-	(1,092)
Noncurrent deferred tax liabilities, net	(635)	-	(635)
Total liabilities	(5,431)	-	(5,431)
Total purchase price	$21,438	$-	$21,438

The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Closet Works. The Company began consolidating Closet Works upon completion of the acquisition effective December 30, 2021.

6.  Income taxes

The provision for income taxes in the thirteen weeks ended December 31, 2022 was $2,127 as compared to a provision of $5,292 in the thirteen weeks ended January 1, 2022. The effective tax rate for the thirteen weeks ended December 31, 2022 was 33.8%, as compared to 27.9% in the thirteen weeks ended January 1, 2022. During the thirteen weeks ended December 31, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed income (“GILTI”) provision.

The provision for income taxes in the thirty-nine weeks ended December 31, 2022 was $11,857 as compared to a provision of $20,345 in the thirty-nine weeks ended January 1, 2022. The effective tax rate for the thirty-nine weeks ended December 31, 2022 was 28.1%, as compared to 25.8% in the thirty-nine weeks ended January 1, 2022. During the thirty-nine weeks ended December 31, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the GILTI provision.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,851 as of December 31, 2022.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended December 31, 2022:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at April 2, 2022	$51	$(1,909)	$(25,586)	$(27,444)

Other comprehensive income (loss) before reclassifications, net of tax	70	252	(6,371)	(6,049)
Amounts reclassified to earnings, net of tax	(121)	—	—	(121)
Net current period other comprehensive (loss) income	(51)	252	(6,371)	(6,170)

Balance at December 31, 2022	$—	$(1,657)	$(31,957)	$(33,614)

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

During the thirty-nine weeks ended December 31, 2022 and January 1, 2022, the TCS segment used forward contracts for 1% and 96% of inventory purchases in Swedish krona, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedging instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedging instruments that are considered to be effective, as defined, are recorded as other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the thirty-nine weeks ended December 31, 2022 and January 1, 2022. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A on the consolidated statements of operations; however, during the thirty-nine weeks ended December 31, 2022, the Company did not recognize any amount associated with the change in fair value of forward contracts not designated as hedging instruments, as the Company had none of these instruments outstanding.

The Company had a zero net impact in AOCL related to foreign currency hedge instruments at December 31, 2022. There was zero net impact for unrealized gain/loss for settled foreign currency hedge instruments related to inventory on hand as of December 31, 2022.

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

As of December 31, 2022, April 2, 2022 and January 1, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included foreign currency forward contracts which the Company uses to stabilize its retail gross margins and to protect its operations from downward currency exposure. These items are also included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

			December 31,	April 2,	January 1,
Description		Balance Sheet Location	2022	2022	2022
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,526	$3,747	$4,027
Foreign currency forward contracts	Level 2	Other current assets	—	—	173
Total assets			$3,526	$3,747	$4,200

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of December 31, 2022, April 2, 2022 and January 1, 2022, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	December 31,	April 2,	January 1,
	2022	2022	2022
Senior secured term loan facility	$153,135	$166,663	$173,865
2019 Elfa revolving facilities	8,131	1,790	—
Obligations under finance leases	123	179	220
Revolving credit facility	20,000	—	33,000
Total fair value of debt	$181,389	$168,632	$207,085

11.  Segment reporting

The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as in-home services. On December 30, 2021, the Company completed the acquisition of Closet Works, which designs and manufactures the Company’s premium wood-based custom space product offering. We determined that TCS and Closet Works have similar economic characteristics and meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, we have combined these two operating segments into the TCS reportable segment. Please refer to Note 5 for additional information regarding the Closet Works acquisition.

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

Thirteen Weeks Ended December 31, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$239,271	$12,965	$—	$252,236
Intersegment sales	—	19,083	(19,083)	—
Adjusted EBITDA	22,086	3,970	(3,895)	22,161
Interest expense, net	4,265	124	—	4,389
Assets (1)	1,261,798	119,176	(171,953)	1,209,021

Thirteen Weeks Ended January 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$248,618	$18,686	$—	$267,304
Intersegment sales	—	21,852	(21,852)	—
Adjusted EBITDA	28,762	3,690	(1,055)	31,397
Interest expense, net	3,147	66	—	3,213
Assets (1)	1,095,409	111,330	(5,654)	1,201,085

Thirty-Nine Weeks Ended December 31, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$745,914	$41,628	$—	$787,542
Intersegment sales	—	50,792	(50,792)	—
Adjusted EBITDA	82,071	10,123	(5,934)	86,260
Interest expense, net	11,025	370	—	11,395
Assets (1)	1,261,798	119,176	(171,953)	1,209,021

Thirty-Nine Weeks Ended January 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$736,726	$51,847	$—	$788,573
Intersegment sales	—	54,958	(54,958)	—
Adjusted EBITDA	98,406	11,900	2,341	112,647
Interest expense, net	9,368	216	—	9,584
Assets (1)	1,095,409	111,330	(5,654)	1,201,085
(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Income before taxes	$6,295	$18,985	$42,251	$78,905
Add:
Depreciation and amortization	9,952	8,667	28,507	25,412
Interest expense, net	4,389	3,213	11,395	9,584
Pre-opening costs (a)	430	20	1,049	686
Non-cash lease expense (b)	232	(1,345)	403	(6,422)
Stock-based compensation (c)	825	1,204	2,562	3,159
Management transition costs (d)	—	—	—	473
Foreign exchange losses (gains) (e)	38	(39)	30	(34)
Acquisition-related costs (f)	—	692	63	692
COVID-19 costs (g)	—	—	—	192
Adjusted EBITDA	$22,161	$31,397	$86,260	$112,647

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes legal costs incurred in the third quarter of fiscal 2021 and the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

12. Share repurchase program

On August 1, 2022, the Board of Directors of the Company approved a share repurchase program with authorization to purchase up to $30,000 of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. The Company expects to fund repurchases with existing cash on hand.

As of December 31, 2022, the Company repurchased 939,967 shares of our common stock at an average price of $5.30 per share, totaling $5,000, under a Rule 10b5-1 plan as part of the share repurchase program. Therefore, an amount of $25,000 remains available to repurchase common stock under the share repurchase program.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2022 ends on April 1, 2023 and will include 52 weeks and fiscal 2021 ended on April 2, 2022 and included 52 weeks. The third quarter of fiscal 2022 ended on December 31, 2022 and the third quarter of fiscal 2021 ended on January 1, 2022, and both included thirteen weeks.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of organizing solutions, custom spaces and in-home services in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM systems, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of December 31, 2022, we operated 95 stores with an average size of approximately 25,000 square feet (19,000 selling square feet) in 33 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. Closet Parent Company, Inc. (“Closet Works”), designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Net sales	$252,236	$267,304	$787,542	$788,573
Cost of sales (excluding depreciation and amortization)	108,795	114,956	339,583	326,363
Gross profit	143,441	152,348	447,959	462,210
Selling, general, and administrative expenses (excluding depreciation and amortization)	121,540	120,268	362,104	344,478
Stock-based compensation	825	1,204	2,562	3,159
Pre-opening costs	430	20	1,049	686
Depreciation and amortization	9,952	8,667	28,507	25,412
Loss (gain) on disposal of assets	10	(9)	91	(14)
Income from operations	10,684	22,198	53,646	88,489
Interest expense, net	4,389	3,213	11,395	9,584
Income before taxes	6,295	18,985	42,251	78,905
Provision for income taxes	2,127	5,292	11,857	20,345
Net income	$4,168	$13,693	$30,394	$58,560

Net income per common share — basic	$0.08	$0.28	$0.61	$1.19
Net income per common share — diluted	$0.08	$0.27	$0.61	$1.16

Weighted-average common shares — basic	49,263,122	49,611,468	49,661,209	49,386,897
Weighted-average common shares — diluted	49,452,980	50,298,101	50,024,589	50,310,320

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	43.1%	43.0%	43.1%	41.4%
Gross profit	56.9%	57.0%	56.9%	58.6%
Selling, general, and administrative expenses (excluding depreciation and amortization)	48.2%	45.0%	46.0%	43.7%
Stock‑based compensation	0.3%	0.5%	0.3%	0.4%
Pre‑opening costs	0.2%	0.0%	0.1%	0.1%
Depreciation and amortization	3.9%	3.2%	3.6%	3.2%
Loss (gain) on disposal of assets	0.0%	(0.0)%	0.0%	(0.0)%
Income from operations	4.2%	8.3%	6.8%	11.2%
Interest expense, net	1.7%	1.2%	1.4%	1.2%
Income before taxes	2.5%	7.1%	5.4%	10.0%
Provision for income taxes	0.8%	2.0%	1.5%	2.6%
Net income	1.7%	5.1%	3.9%	7.4%
Operating data:
Comparable store sales change for the period (1)	(4.3)%	N/A	(0.2)%	N/A
Number of stores at end of period	95	94	95	94
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$22,161	$31,397	$86,260	$112,647
Adjusted net income (4)	$4,109	$14,275	$28,402	$59,623
Adjusted net income per common share — diluted (4)	$0.08	$0.28	$0.57	$1.19

(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) Closet Works sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens. Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

Net income	$4,168	$13,693	$30,394	$58,560
Depreciation and amortization	9,952	8,667	28,507	25,412
Interest expense, net	4,389	3,213	11,395	9,584
Income tax provision	2,127	5,292	11,857	20,345
EBITDA	20,636	30,865	82,153	113,901
Pre-opening costs (a)	430	20	1,049	686
Non-cash lease expense (b)	232	(1,345)	403	(6,422)
Stock-based compensation (c)	825	1,204	2,562	3,159
Management transition costs (d)	—	—	—	473
Foreign exchange losses (gains) (e)	38	(39)	30	(34)
Acquisition-related costs (f)	—	692	63	692
COVID-19 costs (g)	—	—	—	192
Adjusted EBITDA	$22,161	$31,397	$86,260	$112,647

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(f)	Includes legal costs incurred in the third quarter of fiscal 2021 and the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

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

A reconciliation of the GAAP financial measures of net income and net income per common share – diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Numerator:
Net income	$4,168	$13,693	$30,394	$58,560
Management transition costs (a)	—	—	—	473
Acquisition-related costs (b)	—	692	63	692
COVID-19 costs (c)	—	—	—	192
Legal settlement (d)	—	—	(2,600)	—
Taxes (e)	(59)	(110)	545	(294)
Adjusted net income	$4,109	$14,275	$28,402	$59,623
Denominator:
Weighted-average common shares outstanding — diluted	49,452,980	50,298,101	50,024,589	50,310,320

Net income per common share — diluted	$0.08	$0.27	$0.61	$1.16
Adjusted net income per common share — diluted	$0.08	$0.28	$0.57	$1.19

(a)	Costs related to the transition of key executives including severance and signing bonus recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(b)	Includes legal costs incurred in the third quarter of fiscal 2021 and the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(c)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which were recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(d)	The Company received a legal settlement, net of legal fees, in the second quarter of fiscal 2022. The amount was recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Tax impact of adjustments to net income that are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended December 31, 2022 Compared to Thirteen Weeks Ended January 1, 2022

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 31, 2022 and January 1, 2022:

	December 31, 2022	% total	January 1, 2022	% total
TCS net sales	$239,271	94.9%	$248,618	93.0%
Elfa third-party net sales	12,965	5.1%	18,686	7.0%
Net sales	$252,236	100.0%	$267,304	100.0%

Net sales in the thirteen weeks ended December 31, 2022 decreased $15,068, or 5.6%, compared to the thirteen weeks ended January 1, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended January 1, 2022	$267,304
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $1,377, or 4.6%, increase in online sales)	(10,762)
Non-comparable sales	1,415
Elfa third-party net sales (excluding impact of foreign currency translation)	(2,947)
Impact of foreign currency translation on Elfa third-party net sales	(2,774)
Net sales for the thirteen weeks ended December 31, 2022	$252,236

TCS net sales decreased $9,347 or 3.8%. Comparable store sales decreased $10,762, or 4.3%, with general merchandise categories down 7.1%, negatively impacting comparable store sales by 495 basis points, partially offset by Custom Spaces up 2.1%, contributing an increase of 65 basis points to comparable store sales. Non-comparable sales were $1,415 during the thirteen weeks ended December 31, 2022. Elfa third-party net sales decreased $5,721 or 30.6% in the thirteen weeks ended December 31, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended December 31, 2022 and the thirteen weeks ended January 1, 2022, Elfa third-party net sales decreased 15.8%, primarily due to a decline in sales in Nordic and Russian markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 31, 2022 decreased $8,907, or 5.8%, compared to the thirteen weeks ended January 1, 2022. The decrease in gross profit was primarily the result of a decrease in consolidated sales, combined with a decrease in consolidated gross margin in the thirteen weeks ended December 31, 2022. The following table summarizes gross margin for the thirteen weeks ended December 31, 2022 and January 1, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	December 31, 2022	January 1, 2022
TCS gross margin	57.2%	57.3%
Elfa gross margin	32.7%	27.0%
Consolidated gross margin	56.9%	57.0%

TCS gross margin decreased 10 basis points primarily due to increased promotional activity, partially offset by favorable product and services mix in the fiscal quarter ended December 31, 2022. Elfa gross margin increased 570 basis points compared to the third quarter of fiscal 2021 primarily due to price increases, partially offset by higher direct material costs. On a consolidated basis, gross margin decreased 10 basis points, driven by the decline in TCS gross margin in the thirteen weeks ended December 31, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended December 31, 2022 increased $1,272, or 1.1%, compared to the thirteen weeks ended January 1, 2022. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended December 31, 2022 and January 1, 2022:

	December 31, 2022	January 1, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	45.6%	42.3%
Elfa selling, general and administrative	2.6%	2.7%
Consolidated selling, general and administrative	48.2%	45.0%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 320 basis points, with the increase primarily due to the deleverage of compensation and benefits, occupancy, and other costs on lower sales.

Depreciation and amortization

Depreciation and amortization increased to $9,952 as compared to $8,667 in the third quarter of fiscal 2021 primarily due to higher capital investments in fiscal 2022.

Interest expense

Interest expense increased to $4,389 as compared to $3,213 in the third quarter of fiscal 2021 primarily due to a higher interest rate on the Senior Secured Term Loan Facility.

Taxes

The provision for income taxes in the thirteen weeks ended December 31, 2022 was $2,127 as compared to $5,292 in the thirteen weeks ended January 1, 2022. The effective tax rate for the thirteen weeks ended December 31, 2022 was 33.8%, as compared to 27.9% in the thirteen weeks ended January 1, 2022. The increase in the effective tax rate is primarily related to the impact of discrete items on lower pre-tax income in the thirteen weeks ended December 31, 2022.

Thirty-Nine Weeks Ended December 31, 2022 Compared to Thirty-Nine Weeks Ended January 1, 2022

Net sales

The following table summarizes our net sales for each of the thirty-nine weeks ended December 31, 2022 and January 1, 2022:

	December 31, 2022	% total	January 1, 2022	% total
TCS net sales	$745,914	94.7%	$736,726	93.4%
Elfa third-party net sales	41,628	5.3%	51,847	6.6%
Net sales	$787,542	100.0%	$788,573	100.0%

Net sales in the thirty-nine weeks ended December 31, 2022 decreased $1,031 or 0.1%, compared to the thirty-nine weeks ended December 31, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended January 1, 2022	$788,573
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $843, or 0.9%, increase in online sales)	(1,548)
Non-comparable sales	10,736
Elfa third-party net sales (excluding impact of foreign currency translation)	(1,841)
Impact of foreign currency translation on Elfa third-party net sales	(8,378)
Net sales for the thirty-nine weeks ended December 31, 2022	$787,542

TCS net sales increased $9,188 or 1.2%. Comparable store sales decreased 0.2%, with general merchandise down 3.8%, contributing 260 basis points of the decrease, partially offset by Custom Spaces up 7.8%, contributing a positive impact of 240 basis points to comparable sales. Non-comparable sales increased $10,736 during the thirty-nine weeks ended December 31, 2022. Elfa third-party net sales decreased $10,219 or 19.7% in the thirty-nine weeks ended December 31, 2022. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 31, 2022 and the thirty-nine weeks ended January 1, 2022, Elfa third-party net sales decreased 3.6%, primarily due to a decline in sales in Russia.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 31, 2022 decreased $14,251, or 3.1%, compared to the thirty-nine weeks ended January 1, 2022. The decrease in gross profit was primarily the result of a decrease in consolidated gross margin combined with a decrease in consolidated net sales. The following table summarizes the gross margin for the thirty-nine weeks ended December 31, 2022 and January 1, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	December 31, 2022	January 1, 2022
TCS gross margin	56.9%	57.9%
Elfa gross margin	31.6%	31.4%
Consolidated gross margin	56.9%	58.6%

TCS gross margin decreased 100 basis points primarily due to increased freight costs and increased promotional activity, partially offset by favorable product and services mix. Elfa gross margin increased 20 basis points primarily due to price increases, partially offset by higher direct material costs. On a consolidated basis, gross margin decreased 170 basis points primarily due to the increase in commodity and freight headwinds, as well as increased promotional activities. We expect consolidated gross margin tailwinds in the fourth quarter of fiscal 2022, due to favorable product mix and less promotional activities. We also expect a slight benefit to gross margin in the fourth quarter of fiscal 2022 from lower freight and commodity costs.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended December 31, 2022 increased $17,626, or 5.1%, compared to the thirty-nine weeks ended January 1, 2022. As a percentage of consolidated net sales, SG&A increased by 230 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the thirty-nine weeks ended December 31, 2022 and January 1, 2022:

	December 31, 2022	January 1, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	43.6%	40.9%
Elfa selling, general and administrative	2.4%	2.8%
Consolidated selling, general and administrative	46.0%	43.7%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 230 basis points, with the increase primarily due to increased compensation and benefits, occupancy, marketing and other costs. We expect SG&A deleverage to continue for the remainder of fiscal 2022 as compared to the previous fiscal year primarily due to deleverage of fixed costs associated with expected lower sales.

Depreciation and amortization

Depreciation and amortization increased to $28,507 as compared to $25,412 in the thirty-nine weeks ended January 1, 2022 primarily due to higher capital investments in fiscal 2022.

Interest expense

Interest expense increased by $1,811, or 18.9%, in the thirty-nine weeks ended December 31, 2022 to $11,395, as compared to $9,584 in the thirty-nine weeks ended January 1, 2022. The increase is primarily due to a higher interest rate on the Senior Secured Term Loan Facility. We expect to incur higher interest expense in the remainder of fiscal 2022, as compared to the previous fiscal year, as a result of rising interest rates.

Taxes

The provision for income taxes in the thirty-nine weeks ended December 31, 2022 was $11,857 as compared to $20,345 in the thirty-nine weeks ended January 1, 2022. The effective tax rate for the thirty-nine weeks ended December 31, 2022 was 28.1%, as compared to 25.8% in the thirty-nine weeks ended January 1, 2022. The increase in the effective tax rate is primarily related to the tax impact associated with share-based compensation on lower pre-tax income in the thirty-nine weeks ended December 31, 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. In fiscal 2022, we expect total capital expenditures to be in the range of $60,000 to $65,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of one new store opened in Colorado Springs, Colorado in September 2022, one new store opened in Salem, New Hampshire in January 2023, and one new store opening in Thousand Oaks, California anticipated in early spring of calendar year 2023. Additionally, we expect to open nine new small format stores in fiscal 2023. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

At December 31, 2022, we had $5,760 of cash, of which $3,400 was held by our foreign subsidiaries. In addition, we had $76,830 of additional availability under the Revolving Credit Facility and approximately $13,469 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of December 31, 2022. There were $3,851 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. As of December 31, 2022, the Company repurchased 939,967 shares of our common stock at an average price of $5.30 per share, totaling $5,000, under a Rule 10b5-1 plan, as part of the share repurchase program. Therefore, an amount of $25,000 remains available to repurchase common stock under the share repurchase program.

As further described in Note 1 to our consolidated financial statements, the Company has reclassified $2,605 of cash inflows and $267 of cash outflows from operating activities into investing activities for the third quarter of fiscal 2021. The financial statement line item impacted within operating activities is Prepaid expenses and other assets, and the financial statement line items impacted within investing activities are Investments in non-qualified plan trust and Proceeds from non-qualified plan trust redemptions.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Thirty-Nine Weeks Ended
	December 31,	January 1,
	2022	2022
Net cash provided by operating activities	$18,856	$15,591
Net cash used in investing activities	(46,760)	(41,119)
Net cash provided by financing activities	19,603	27,256
Effect of exchange rate changes on cash	(191)	(407)
Net (decrease) increase in cash	$(8,492)	$1,321
Free cash flow (Non-GAAP) (1)	$(27,702)	$(8,438)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $18,856 for the thirty-nine weeks ended December 31, 2022 and was comprised of net income of $30,394 and non-cash items of $32,410, partially offset by a net change in operating assets and liabilities of $43,948. The net change in operating assets and liabilities is primarily driven by a decrease in accounts payable and accrued liabilities due to the timing of payments.

Net cash provided by operating activities was $15,591 for the thirty-nine weeks ended January 1, 2022 and was comprised of net income of $58,560 and non-cash items of $34,164, partially offset by a net change in operating assets and liabilities of $77,133. The net change in operating assets and liabilities is primarily due to an increase in merchandise inventory due to increased freight and commodity costs, combined with increased unit levels to support increased sales trends and to account for longer lead times resulting from supply chain disruptions in the prior year period.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers and manufacturing facilities, as well as acquisition costs and investments and proceeds in the Company’s non-qualified retirement plan trust.

Net cash used in investing activities was $46,760 for the thirty-nine weeks ended December 31, 2022. Our total capital expenditures for December 31, 2022 were $46,558. We incurred capital expenditures of $24,150 for technology investments. We incurred capital expenditures of $17,108 for investments in our stores. The remaining capital expenditures of $5,300 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $238 in the non-qualified retirement plan trust.

Net cash used in investing activities was $41,119 for the thirty-nine weeks ended January 1, 2022. Our total capital expenditures for the thirty-nine weeks ended January 1, 2022 were $24,029. We incurred capital expenditures of $13,417 for technology investments and maintenance capital. We incurred capital expenditures of $6,816 for investments in our existing stores and new stores. We opened one new store during the thirty-nine weeks ended January 1, 2022. The remaining capital expenditures of $3,796 related to investments in our distribution centers. In addition, we had net investing cash outflows of $19,445 related to the acquisition of Closet Works and net proceeds of $2,338 from the non-qualified retirement plan trust.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $19,603 for the thirty-nine weeks ended December 31, 2022. This included net borrowings of $20,000 on the Revolving Credit Facility, combined with net borrowings of $6,547 on the 2019 Elfa Senior Secured Credit Facilities and proceeds of $340 from the exercise of stock options, partially offset by share repurchases of $5,000, repayments of $1,572 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $712 in connection with the withholding of shares upon vesting of restricted stock awards.

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

As of December 31, 2022, TCS had a total of $76,830 of unused borrowing availability and $20,000 borrowings outstanding under the Revolving Credit Facility.

As of December 31, 2022, Elfa had a total of $13,469 of unused borrowing availability and $8,131 borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $27,702 for the thirty-nine weeks ended December 31, 2022, as compared to negative free cash flow of $8,438 for the thirty-nine weeks ended January 1, 2022.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirty-Nine Weeks Ended
	December 31,	January 1,
	2022	2022
Net cash provided by operating activities	$18,856	$15,591
Less: Additions to property and equipment	(46,558)	(24,029)
Free cash flow	$(27,702)	$(8,438)

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended December 31, 2022, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of December 31, 2022, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,354 net of deferred financing costs, and the consolidated leverage ratio was approximately 1.4.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by The Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of

December 31, 2022, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 31, 2022, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,560, as of December 31, 2022) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,040 as of December 31, 2022) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,400 as of December 31, 2022), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit

Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and matures on April 1, 2024. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of December 31, 2022, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report on Form 10-K. As of December 31, 2022, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

We are subject to foreign currency risk in connection with the operations of Elfa. All assets and liabilities of foreign subsidiaries are translated at fiscal period-end rates of exchange, with the exception of certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of foreign subsidiaries are translated at weighted-average rates of exchange for the year-to-date fiscal period. Based on the average exchange rate from Swedish krona to U.S. dollar during the thirty-nine weeks ended December 31, 2022, and results of operations and financial condition in functional currency, we do not believe that a 10% change in the exchange rate would have a material effect on our consolidated results of operations or financial condition.

We are also subject to foreign currency risk in connection with the purchase of inventory from Elfa. We utilize foreign currency forward contracts to mitigate this risk. During the thirty-nine weeks ended December 31, 2022 and January 1,

2022, the Company used forward contracts for 1% and 96% of inventory purchases in Swedish krona, respectively, at an average SEK rate of 9.2, during the thirty-nine weeks ended December 31, 2022 and January 1, 2022. As of December 31, 2022, we had not entered into any foreign currency forward contracts for planned inventory purchases for the remainder of fiscal 2022.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the Elfa Senior Secured Credit Facilities, which accrue interest at variable rates. At December 31, 2022, borrowings subject to interest rate risk were $194,131, we had $76,830 of additional availability under the Revolving Credit Facility and approximately $13,469 of additional availability under the Elfa Revolving Credit Facility. We currently do not engage in any interest rate hedging activity; however we will continue to monitor the interest rate environment. Based on the average interest rate on each of the Revolving Credit Facility and the Elfa Revolving Credit Facility during the thirty-nine weeks ended December 31, 2022, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business. While the outcome of these and other claims cannot be predicted with certainty, management does not believe that the outcome of these matters will have a material adverse effect on our business, results of operations or financial condition on an individual basis or in the aggregate, as disclosed in Note 7 of our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of common stock

On August 1, 2022, the Board of Directors of the Company approved a stock repurchase program with authorization to purchase up to $30,000 of the Company’s common stock. See Note 12 of our unaudited consolidated financial statements for additional information.

The following table sets forth certain information relating to the purchases of our common stock by us during the thirteen weeks ended December 31, 2022 (dollars in thousands, except share and per share data):

	Number of shares purchased	Average purchase price per share	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or program
October 2, 2022 - October 29, 2022	939,967	$5.30	939,967	$25,000
October 30, 2022 - November 26, 2022	—	—	—	—
November 27, 2022 - December 31, 2022	—	—	—	—
Total	939,967	$5.30	939,967	$25,000

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/07/22

10.1	Amendment to Employment Agreement, dated November 4, 2022, by and between the Company and Dhritiman Saha	8-K	001-36161	10.1	11/14/22

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101	*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: February 8, 2023	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: February 8, 2023	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)