Form 10-K
period 2023-04-01
Container Store Group, Inc.
filed 2023-05-26
CIK 1411688

ca

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of September 30, 2022, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $170,389,974. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 19, 2023, the number of shares of common stock outstanding was 49,943,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements related to: the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition, anticipated financial performance and key metrics, expectations regarding the reduction of capital expenditures and anticipated benefits to free cash flow, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, ability to increase our market share, expectations with respect to new store openings and other expansion opportunities, expectations regarding key growth initiatives and strategic priorities, expectations regarding the impact of, and potential charges related to, marketing and expense savings programs, environmental, social and governance goals and targets, and our ability to attract new customers and increase brand loyalty. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.

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

The following discussion contains references to fiscal 2023, fiscal 2022, fiscal 2021, fiscal 2020, and fiscal 2019, which represent our fiscal years ending or ended, as applicable, March 30, 2024, April 1, 2023, April 2, 2022, April 3, 2021, and March 28, 2020, respectively. All references herein to “fiscal 2023” represent the results of a 52-week fiscal year, “fiscal 2022” represent the results of a 52-week fiscal year, references to “fiscal 2021” represent the results of a 52-week fiscal year, references to “fiscal 2020” represent the results of a 53-week fiscal year, and references to “fiscal 2019” represent the results of a 52-week fiscal year.

Summary of Risk Factors

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

●	An overall decline in the health of the economy and consumer spending have affected and may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.
●	If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.
●	If we fail to anticipate consumer demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.
●	Our business requires that we lease substantial amounts of space and there can be no assurance that lease terms and conditions will remain as favorable as in the past.
●	Costs and risks relating to new store openings could severely limit our growth opportunities.
●	Our costs have increased, and in the future may continue to increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.
●	Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.
●	A cyber-attack or security incident impacting TCS or third-party providers’ information technology systems or confidential information may result in reputational damage, exposure to regulatory or litigation risk that may materially affect our business, financial results, results of operations, and trading prices of TCS common stock.
●	Failure to comply with current or expanded laws and regulations relating to privacy, data protection, and consumer protection, could adversely affect our business and our financial condition.
●	We rely upon third-party service providers to operate critical aspects of our internal and external business operations and any disruption or interference with such operations, or material non-compliance with laws and regulations by such third parties, could materially and adversely impact our business.
●	Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.
●	Failure to effectively manage our online sales, may result in reputation and operational harm.
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.
●	We rely upon independent third-party transportation providers for substantially all our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
●	We are subject to duties, tariffs and quotas associated with foreign imports for our merchandise.
●	Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise, incur unexpected costs or be unable to effectively service our stores and online customers.
●	Material disruptions at one of our manufacturing facilities could negatively impact production, customer deliveries and overall financial results.
●	Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.
●	We face distribution risks related to operating two distribution centers and domestic and international manufacturing facilities.
●	We face risks related to indebtedness, that could result in a high degree of leverage on cash flow from operations to pay back debt.
●	Our costs and financial results have changed, and in the future may continue to change because of currency exchange rate fluctuations.
●	We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

●	Our fixed lease obligations could adversely affect our financial performance.
●	Disruptions in the global financial markets and rising interest rates may make it difficult for us to borrow enough capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.
●	Changes to global financial markets, including the use of benchmark interest rates, may make it difficult for us to predict our future interest expenses.
●	Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.
●	Our vendors may sell similar or identical products to our competitors, which could harm our business.
●	Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract enough customers or sell sufficient quantities of our products.
●	Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.
●	We depend on key executive management.
●	If we are unable to find, train and retain key personnel that reflect our brand image and embody our foundational principles, we may not be able to grow or sustain our operations.
●	Organized labor activities could cause labor relation issues and higher labor costs.
●	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
●	There are legal claims made against us from time to time that may distract management from our business activities and result in significant liability or damage to our brand.
●	Changes in statutory, regulatory, and other legal requirements could potentially impact our operating and financial results.
●	Our total assets include intangible assets with an indefinite life, including goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, have in the past and may in the future cause us to incur impairment charges that could adversely affect our results of operation.
●	We may be subject to fluctuations in our tax obligations, and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, which could result in volatility of our operating results.
●	If third parties claim infringement of their intellectual property rights, our operating results could be adversely affected.
●	If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
●	Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
●	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	We do not currently expect to pay any cash dividends.
●	Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our shareholders.
●	The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
●	Our common stock price may be volatile or may decline.
●	As a public company, our management is required to devote substantial time and monetary costs to compliance matters.
●	We are subject to a series of risks relating to climate change and natural disasters, which may affect our worldwide business operations and financial results.
●	Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

PART I

ITEM 1. BUSINESS

General

The Container Store® is the original and leading specialty retailer of organizing solutions, custom spaces and in-home organizing services in the United States and the only national retailer solely devoted to these categories. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) exclusive products consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM systems, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TCS.” In fiscal 2022, we generated consolidated net sales of $1.0 billion. Today, our operations consist of two reportable segments:

●	The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. We operate 97 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. We operate the C Studio Manufacturing, Inc. (“C Studio”), (formerly known as “Closet Parent Company, Inc.”, or “Closet Works”) facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment. In fiscal 2022, TCS had net sales of $991.4 million, which represented approximately 95% of our total consolidated net sales.
●	Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 56% of Elfa’s total sales in fiscal 2022. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2022, the Elfa segment had $55.9 million of third-party net sales, which represented approximately 5% of our total consolidated net sales.

Strategic Priorities

The Container Store exists to transform lives through the power of organization. We plan to accomplish this singular vision by executing our three strategic priorities, which include: deepening our relationship with customers, expanding our reach and strengthening our capabilities. These priorities are focused on profitability and positioning The Container Store for healthy long-term growth on our path of achieving $2 billion in annual sales.

Strategic Pillar One: Deepening Our Relationship with Customers

We believe our continued focus on deepening our customer relationship, while also driving profitability, demonstrates the appeal of our brand and the strength of our offering. We believe that finding and leveraging opportunities to deepen our relationship with our customers makes them more likely to shop with us – and shop more with us – into the future.

Understanding that our customers respond best when we provide them with a compelling reason to shop, we are investing in thoughtful curations to draw in customers. We continue to seek ways to infuse more innovation, freshness and seasonal relevance in our collections and refine our assortment across categories, seeking ways to surprise and delight customers with fresh, curated product offerings that complement the home organization and storage categories.

To enhance the store experience and continually provide an Air of Excitement®, in fiscal 2022 we have invested in significant improvements to our Buy Online Pickup In-Store (BOPIS) system, simplifying the process and improving communications with customers throughout the sales journey.

Our Organized Insider Loyalty Program, which launched in calendar 2022, continues to provide tangible benefits for every tier of customer. Customers have embraced our new tiered loyalty structure, which accounted for nearly 80% of sales since launch. All levels of the program continue to have a higher-than-average ticket, with loyalty members spending approximately 57% more than non-loyalty members.

Strategic Pillar Two: Expanding Our Reach

The Container Store exists to transform lives through the power of organization – and the more lives we transform, the better for our customers and our business. We are continually working to expand our reach to attract new customers to our brand and its power to transform lives.

Expanding our reach is a key component of reaching our $2 billion annual sales goal. To that end, we opened three new small format stores in fiscal 2022, Colorado Springs, Colorado, Salem, New Hampshire and Thousand Oaks, California. We are very pleased with their initial performance. We plan to open six additional small format stores in the second half of fiscal 2023. We believe that we have attractive growth opportunities in key markets for potential expansion of an additional 76 new stores over time.

We believe our Custom Spaces business offers an important opportunity to engage more customers and grow our overall business. In fiscal 2022, we were excited to introduce new branding for The Container Store Custom Spaces that highlights the breadth of our offering both online and in our stores. This new expression of Custom Spaces allows us to push beyond custom closets and makes it clear to customers that we can transform any area of their home.

Understanding the important role that e-Commerce continues to play, we continue to invest in accelerating our e-commerce. We continue to improve both our website speed and our shipping times. Just months after launching our app, it has achieved a 4.8 rating in the Apple App Store and currently ranks in the top 200 shopping apps. We had 450,000 first-time downloads of the app, as customers responded to app-only offers, the Organized Insider Dashboard and new app features like our Drawer Organizer tool, which helps users with their drawer organization projects.

Strategic Pillar Three: Strengthening Our Capabilities

We believe that continued effort to strengthen our capabilities is key as we strive for growth. We consistently seek ways to invest in and improve our business practices – both those that are working well, and those that could work better for us and our customers.

We have enhanced our store selling experience by rolling out new mobile express check-out to all our stores, allowing us to efficiently service more customers, and we have made notable upgrades to our Custom Spaces in-store design tool. The tool now offers new usability features, improving the overall design experience, including a 3D design view and the ability to upsell complementary general merchandise product by adding it to the design itself. In addition, during fiscal 2022, we had an average of 95 in-home design specialists, who collectively contributed approximately $75 million of total Custom Space sales, with more than a quarter of them selling over $1 million each in custom spaces. We believe the addition of the in-home designers bolsters our ability to deliver an elevated experience and provides additional sales opportunities for Custom Spaces.

As a company, we continue to appropriately prioritize certain Environmental, Social and Governance (“ESG”) issues. In fiscal 2022, we issued our first-ever Sustainability Report – and our second report is expected this summer. In the past year, we strengthened ESG KPI and reporting management for GHG Scope 1 and Scope 2 emissions. We are on track to start Scope 3 assessments in first part of fiscal 2023 to better align our strategy with global regulatory trends. We continue to invest in renewable energy, offsetting 100% of our energy use throughout our operations, including stores, distribution centers, and support center. We track our suppliers’ sustainability performance through ESG scorecards to further our overall sustainability goals. The ESG scorecards are voluntary for our suppliers. While suppliers are expected to provide supporting documentation during their scoring assessments, we do not audit our suppliers’ sustainability performance at this time. We continue to find ways to increase our use of sustainable materials in select product categories by adding additional SKU options, where possible. We have more than tripled our sustainably sourced SKUs, making progress toward our goal of increased product offerings containing sustainable SKU options.

As we continue on our path to reach $2 billion in annual sales, we will focus on these same strategic priorities to drive our future growth and address the incredible opportunity we have to continue to gain market share.

Our Key Differentiators

The Container Store Custom Spaces:

Our focus on The Container Store Custom Spaces, full complementary space completion products, and in-home services, provides a unique opportunity to drive sales through higher average ticket while differentiating the Company from other brick and mortar and online, items-based retailers. Our highly trained and experienced sales force has been selling, custom-designed and other closet solutions for over 44 years. We believe there is no other comparable retailer executing this holistic approach to custom closets. We offer the complete custom space solution—not just our full line of custom spaces including design and installation services, but the full array of organization products that accompany those spaces, as well as a national footprint with millions of customers coming through the door and visiting our online site each year. We design and sell The Container Store Custom Spaces in-store, in-home, online, and through our call center.

Our elfa® Classic, elfa® Décor and Avera® systems as well as other elfa® products continue to be an ever important, highly profitable and differentiating component in the growth of our Company and reflect our commitment to dominating the custom space market. In fiscal 2022, all Elfa-produced products accounted for approximately 31% of our TCS retail sales. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa® Classic, elfa® Décor, and Avera®, our best selling and highest margin products. We are the exclusive distributor of Elfa-manufactured products in the United States. Approximately 25% of our fiscal 2022 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.

We have expanded our manufacturing capabilities and enhanced our premium wood-based custom space product offering with the acquisition of C Studio. On April 2, 2022 we added the PrestonTM collection to our custom space offering.

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

We are a multi-channel retailer, with a fully-integrated website, responsive mobile site and app and call center to complement our physical stores. Our website, containerstore.com, is intended to replicate the store experience offering virtually the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer’s experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used. We offer free shipping on orders over $75 and our customers are able to purchase online and pick up at a store, with curbside pick-up in most markets, or request same-day home delivery in select markets. The website, mobile site, mobile app and call center sales channels combined accounted for approximately 26% of TCS net sales in fiscal 2022.

Our Stores:

We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 97 stores extends to 34 states and the District of Columbia. We see the potential to add 76 new stores in key markets over time. In fiscal 2022, we opened three new stores in Colorado Springs, Colorado, Salem, New Hampshire and Thousand Oaks, California. We expect to open six new small format stores in the second half of fiscal 2023. While our current expansion focus is on domestic markets, we believe international expansion may provide additional growth opportunities for us in the future.

We have a strong base of profitable stores and believe that our expansion opportunities in the United States are significant. We plan to seek out strategic and profitable real estate expansion via a variety of store formats and sizes. In fiscal 2022, our new stores in Colorado Spring, Colorado, Salem, New Hampshire, and Thousand Oaks, California were designed as reduced-sized footprint stores. Our typical new store opening includes a strategic marketing plan inclusive of public relations and comprehensive training for our store employees that includes product education, solution-selling education, operational education and company culture understanding – all of which we believe enables our new stores to deliver strong sales volume more quickly.

Our Unique Product Collection:

Our merchandising philosophy is to provide a carefully curated, one-of-a-kind collection of storage and organization solutions for every area of the home, at a variety of price points. We offer over 10,000 products designed to provide customers solutions that simplify their lives and maximize their spaces within their homes. Each year, we introduce approximately 1,800 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fiscal 2022, over half of our annual sales came from exclusive or proprietary products, inclusive of 28% of private label products.

Currently, our stores are typically organized into 14 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
Avera®	Custom Space offering (our exclusive system with a custom built-in look, touch open full extension drawers with soft close, and integrated lighting)

Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage

Closet	Shoe Storage, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks, Jewelry Storage

elfa® Classic & elfa® Decor	Includes elfa® collection of Ventilated and Solid Shelving and Drawer Components and Systems, Wall and Door Rack Solutions, Accessories, Utility and Garage Systems, Sliding Doors

Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes, Tape, Small Boxes, Tins, Divided Boxes

Hooks	Wall Mounted, Adhesive, Magnetic, Overdoor, Command Hooks, Wall Mounted shelves and Floor Protection

Kitchen

Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers, Kitchen Gadgets, China Storage

PrestonTM	Custom Space offering (our exclusive custom luxury wood-based solid closet system with doors, drawers, integrated lighting and accessories)

Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools

Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards, Media Storage, Photo Storage, Display, Small Craft and Parts Organizers, Desk Chairs

Shelving & Garage	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs, Garage

Storage	Drawers, Boxes and Bins, Totes, Crates, Carts, Toy Storage, Archival Storage, Storage Bags, Specialty Bins, Boxes and Cubes

Trash	Kitchen Step-on and Sensor Cans, Recycle Bins, Composting, Wastebaskets, Open Cans, Trash Bags

Travel	Luggage, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles, and Travel Accessories

In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendors from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships, we foster a unique sense of loyalty among our more than 500 product vendors. In fact, 15 of our top 20 vendors have been a partner for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 33% of our total purchases in fiscal 2022. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendors.

Environmental, Social and Governance

The Container Store recognizes the importance of our impact on people, the planet and the communities wherein we operate. It is imperative to the success of our business that we continue to learn, improve, and advance our vision in those key areas by implementing a strong and thoughtful ESG strategy.

Sustainability

The Board’s role includes overseeing the Company’s corporate sustainability strategy and enterprise risk management efforts. Our Board and its committees help to promote our Company management’s protections of our business and employees by maintaining ethical standards, governance practices, and compliance programs. The Nominating and Corporate Governance Committee of the Board of Directors governs our ESG efforts. Our General Counsel leads the ESG function and is a direct report of the Chief Financial Officer. Last year, we formed an ESG Council, led by the Senior Director of ESG, who is responsible for all ESG projects and sub-committees.

Our top priorities are to develop policies and programs that focus on the environment, social responsibility and our employees. In fiscal 2022, we continued to drive stakeholder engagement and executed against ESG strategic priorities. We utilize software to measure baseline Scope 1 and Scope 2 Green House Gas (“GHG”) emissions and energy intensity data, in accordance with the GHG Protocol. We publish available environmental data in our annual Sustainability Report. We continue to offset power usage in our stores, distribution centers, and support center with 100% renewable wind energy.

Elfa also has a sustainability program. Our Elfa-manufactured products contributed to approximately 31% of our fiscal year 2022 retail sales. Many of our Elfa-manufactured products are made from varying recycled materials.

We continue our progress towards a fair, healthy, and safe workplace, while implementing policies that promote diversity, equality, and inclusion. We believe that when we create a workplace where our colleagues are engaged, committed, and empowered, we are better positioned to create value for our company and shareholders. We are proud of our focus on human rights across our operations and are committed to build our business on an ethical foundation.

Our Sustainability Report is available at investor.containerstore.com/corporate-social-responsibility. The information contained on our website, including our Sustainability Report, is not incorporated, by reference, into this Annual Report on Form 10-K.

Human Capital Management

The Container Store was founded on basic and fundamental business philosophies about treating employees, customers, vendors, shareholders and the community with respect and dignity. It is a culture that is driven by our seven Foundation Principles® and results in an environment where the lives of everyone connected to our business are enriched and brimming with opportunity.

Our customers consider us their happy place; and we recognize the importance of taking care of the employees who are responsible for creating this environment in our stores. That is why we are committed to providing a robust and ongoing training and development program. Through training, we equip our team to meet the needs of our customers, whether they work in our stores, distribution centers or the support center. Training also helps our employees become knowledgeable and trusted experts armed with intuition and trained for success.

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

As of April 1, 2023, we had approximately 5,100 employees, of which approximately 4,700 were TCS segment employees and approximately 400 were Elfa segment employees. Of the 4,700 TCS segment employees, approximately 2,600 were part time employees. Subsequent to year-end, the Company implemented cost management actions, including the elimination of open roles and a reduction in force. As of May 22, 2023, our employee base consists of approximately 4,800 active employees. We are committed to doing everything we can, as individuals and as a company, to enable that all of us, regardless of ethnicity, gender identity or expression, sexual orientation, age, ability, or religious affiliation have EQUAL opportunity to grow, develop and achieve our dreams.

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

Our commitment to equity and inclusion extends beyond our employees. We know supporting the local communities where we have stores, distribution centers and manufacturing facilities makes the communities stronger. Therefore, we are proud to offer opportunities within our supply chain to small and diverse-owned businesses and through our philanthropy efforts focus on causes that are important to our employees and customers and align with our commitment to making a lasting social and economic impact in those communities.

You can read more and learn more about our DE&I efforts at www.containerstore.com/inclusion. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Rights

The Container Store recognizes the importance of protecting and advocating for human rights. We are committed to ethical business practices including fair and impartial treatment of all persons regarding wages and benefits, working conditions, global labor and anti-corruption laws, and the preservation of applicable environmental standards. We strive to provide a safe, secure, and healthy environment for our employees, vendors, and customers and align our policies with guidance provided by the UN Guiding Principles on Business and Human Rights.

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

The Container Store will not knowingly do business with any company that engages in modern slavery or human trafficking. Our merchandise suppliers contractually agree that the finished products they sell to us, and the materials used to create them, were not produced using child or forced labor and comply with the local laws in which they operate. We conduct announced audits of select merchandise suppliers with whom we acquire goods directly from.

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

Additionally, we expect all employees to cooperate fully with our safety measures and actively participate in helping keep each other safe. All TCS employees are expected to recognize hazards, anticipate exposures and risks, and act to eliminate or control them. Our employees are expected to communicate with each other and our management team when unsafe acts are observed or if there is potential for an unsafe working environment. Through personal commitment and excellent communication, we strive to maintain a safe and productive place to work.

Manufacturing

We currently have a total of four manufacturing facilities: one domestic and three international. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across our Custom Spaces offerings. In the TCS segment, we operate a 58,000 square feet domestic manufacturing facility in Elmhurst, Illinois which supplies our premium, wood-based custom space offerings, sold exclusively through our TCS segment under the PrestonTM brand.

In the Elfa segment, we operate three manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), and Koszalin, Poland (approximately 100,000 square feet). These manufacturing facilities produce our elfa® and Avera® branded products, which are sold exclusively through our TCS segment in the U.S. and also on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

The principal raw materials that we use in manufacturing are steel and steel components, wood, laminate materials, paper, aluminum and glass. They are sourced both domestically and outside the United States. We have no significant long-term supply contracts and believe we have sufficient alternate sources of supply to prevent significant long-term disruption in supplying our operations.

Distribution

In the TCS segment, the majority of our merchandise flows through one of our two distribution centers, prior to transport to our retail stores and/or online customers. Our first distribution center is co-located with our support center in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 100,000 square feet of support center space and approximately 1 million square feet of distribution center space. Our second distribution center located in Aberdeen, Maryland is approximately 600,000 square feet and is comprised primarily of distribution center space. We also operate a 58,000 square feet domestic manufacturing facility in Elmhurst, Illinois.

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

Within our distribution operations, we have a culture of safety and efficiency, with a robust metric program and a commitment to continuous improvement. All processes, teams and individuals are held to high efficiency and performance standards. The locations of our distribution centers allow for improved service levels to our customers while at the same time increasing our network capacity. We also continue to invest in supply chain system enhancements for increased logistics network support.

Elfa utilizes a broad network of third-party carriers to deliver products from its manufacturing facilities to customers worldwide.

With employee safety as our top priority, our distribution centers follow all recommended guidelines. This includes providing sanitizing supplies throughout both facilities and continuous communication around safety expectations. We will continue to follow local, state and federal guidelines to ensure the safety of our employees.

Intellectual Property

The Container Store’s trademarks, product designs and copyrighted works have significant value and as such, we vigorously protect them against infringement. Our “The Container Store®,” “Welcome to the OrganizationSM,” “Foundation Principles®,” “Organized InsiderSM,” “PrestonTM,” “Avera®,” “Contained Home®,” “elfa®,” and “Air of Excitement®”, trademarks and certain variations thereon, that are used for our product lines and sales campaigns, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with trademark registries of applicable foreign countries. In addition, The Container Store owns domain names, including “www.containerstore.com,” “www. closets.com” and others that include our trademarks. We also own several elfa® utility and design patents, which protect Elfa’s closet and shelving systems. We have a utility patent for TCS’s proprietary retail shopping computer systems, and design patents on select private label products. The Container Store has copyrights in our website and marketing material.

Competition

We operate within the storage and organization category which extends across many retail segments including custom spaces, housewares, and office supplies, among others. However, we are the only national retailer solely devoted to it. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet-based retailers, but they devote a smaller portion of their overall merchandise assortment to storage and organization. We also compete within a highly fragmented custom closets market with national, regional and local custom closet competitors, as well as local homebuilders and contractors. One of our biggest differentiators is that we sell solutions, not items. Some of our competitors are larger and may have greater financial, marketing and other resources than The Container Store. However, we compete based on our customer service, product selection and quality, price, convenience, consumer marketing and promotional activities, and our ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. In addition, we believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of our product assortment compare favorably to those of our competitors.

Seasonality

Our unique offering of organizing solutions, custom spaces, and in-home services makes us less susceptible to holiday season shopping patterns than many retailers. Our quarterly results fluctuate, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as pandemics, inflation, and supply chain disruptions, among other things. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis, relative to corresponding periods in prior years. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season.

Regulation and Legislation

The Company is subject to various state and local laws, including labor and employment laws, laws governing truth-in-advertising, privacy laws, safety regulations, environmental and other laws, that regulate retailers and govern the operation of stores, warehouse facilities, manufacturing facilities, promotions, and the sale of merchandise. The Container Store monitors and evaluates applicable laws and believes that we are in material compliance. From time to time, there may be legal or regulatory changes that impose restrictions or requirements on the Company or our potential customers that may result in a material adverse increase to our operating costs or a decreased demand for our products or services.

The Container Store sources a significant portion of our products from outside of the United States of America. The United States Foreign Corrupt Practices Act and other applicable anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-United States officials, for the purpose of obtaining or retaining business. The Container Store ensures that our policies and vendor agreements mandate compliance with applicable laws and regulations.

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

We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and the Investor
Relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligation under Regulation FD.

The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the “Investor Relations” section of our website. Except as specifically indicated otherwise, the information found or available by hyperlink on our website or any other outlets we identify from time to time is not and shall not be deemed to be part of this or any other report we file with, or furnish to, the SEC.

Our Investor Relations Department can be contacted at The Container Store Group, Inc., 500 Freeport Parkway, Coppell, TX 75019-3863, Attention: Investor Relations; telephone: 972-538-6504; email:InvestorRelations@containerstore.com

ITEM 1A. RISK FACTORS

Risk Factors

Our retail business faces significant risks and uncertainties. Certain risk factors may impact our business prospects, financial condition and results of operations, and should be considered in making investment decisions. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC.

Consumer Behavior Risks

The overall decline in the health of the economy and consumer spending have affected and may continue to affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to several factors that influence discretionary consumer spending. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession, fears of recession, unemployment, war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates, inflation, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, and health epidemics and pandemics. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.

Our success depends on our ability to source and market new products that meet our standards for quality and appeal to customers’ preferences. Our buying team is primarily responsible for sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain positive relationships, we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers.

If we fail to anticipate consumer demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.

Our success depends in large part on our ability to identify, originate and define storage and organization product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a range of consumers whose preferences cannot always be predicted with certainty. We cannot assure you that we will be able to continue to develop products that customers respond to positively or that we will successfully meet consumer demands in the future. Any failure on our part to anticipate, identify or respond effectively to consumer preferences and demand could adversely affect sales of our products. If this occurs, our sales may decline, and we may be required to mark down certain products to sell the excess inventory, which could have a material adverse effect on our financial condition and results of operations.

In addition, we must manage our merchandise inventory levels. Much of our merchandise requires that we provide vendors with significant ordering lead time, frequently before market factors are known. The nature of our products requires us to carry a significant amount of inventory prior to peak selling seasons. If we are not able to anticipate consumer demand for our product offerings, or successfully manage inventory levels for products that are in demand, we may experience and have experienced:

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

Operations and Infrastructure Risks

Our business requires that we lease substantial amounts of space and there can be no assurance that lease terms and conditions will remain as favorable as in the past.

We do not own any real estate. Instead, we lease our store locations, as well as our support center, manufacturing facilities, and distribution centers. Our store leases generally have an initial term of 10 to15 years, with renewal options that range from 5 to 15 years. Certain leases have early cancellation clauses, permitting the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional lease payments based on a percentage of sales, or “percentage rent”, if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating lease payment provisions over the initial term and any extensions. Increases in substantial occupancy costs along with difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

Additional sites may be subject to long-term, non-cancelable leases if we are unable to negotiate our current standard lease terms and conditions. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have an adverse effect on our results of operations.

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

Our costs have increased, and in the future may continue to increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.

Increases in costs that are beyond our control, such as increases in commodity prices for raw materials that are directly or indirectly related to the production and distribution of our products, prices of steel, oil, resin and pulp, increases in fuel and transportation costs, shipping surcharges, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, global labor disputes, increases in the costs of insurance and healthcare, increased insurance premiums, medical claim costs, worker’s compensation claim costs, increased incremental costs of doing business, increases in postage and media costs, higher tax rates, the cost of compliance with changes in laws and regulations, and accounting standards may negatively impact our financial results. Macroeconomic conditions have caused and may continue to cause the need to adjust prices to offset the effect of these changes, and we may not be able to do that without negatively impacting consumer demand or our gross margin.

Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as pandemics, inflation, and supply chain disruptions, among other things. As a result of these factors, the demands on our product distribution and delivery network may fluctuate. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis, relative to corresponding periods in prior years. In fiscal 2022, for example, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence and macroeconomic factors. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. These initiatives may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Information Technology Risks

A cyber-attack or security incident impacting TCS or third-party providers’ information technology systems or confidential information may result in reputational damage, exposure to regulatory or litigation risk that may materially affect our business, financial results, results of operations, and trading prices of TCS common stock.

Our business is heavily reliant on computer systems, hardware, software, technology infrastructure, online websites, and networks (collectively, “IT Systems”) for both internal and external operations. We rely on third-parties for a range of IT Systems and related products and services. With applicable approval, third-party providers collect, transmit and maintain customer, employee, contractor, supplier, and vendor data, including credit card information, personal information, proprietary, and other confidential information (collectively, “Confidential Information”).

We, like many companies, have experienced cyberattacks, system vulnerabilities and security incidents in the past. We have committed financial and personnel resources to implement and maintain security policies, procedures, and measures designed to protect our IT Systems and Confidential Information. We incur significant costs in connection with network security, disaster recovery, and employee training. We may incur significant costs to update business practices or modify service offerings. While we are not aware of material disruptions or incidents to date, we cannot assure that any breaches, attacks or unauthorized disclosures will not occur in the future, including attacks or incidents that may materially impact our business. Cyberattacks are expected to accelerate on a global basis and threat actors are increasingly sophisticated in using techniques that are designed to circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to anticipate, prevent, detect, investigate, contain or recover from future attacks and incidents in a timely manner.

Despite the security measures that we have implemented, our IT Systems may be disrupted or damaged and Confidential Information may be compromised, corrupted, lost or stolen. This may occur as a result of targeted attacks by state-sponsored and other actors that involve, for example, the deployment of viruses or malware (such as ransomware), denial-of-service attacks, break-ins, and social engineering attacks (such as phishing exploits), as well as inadvertent errors committed by employees, contractors or other parties, and hardware or software bugs, misconfigurations or similar vulnerabilities. Cyberattacks that impact companies through a critical third-party service provider or elsewhere in the supply chain are increasingly prevalent. Cyberattacks, security incidents, and similar events could result in any or all of the following: unauthorized access to or disruption to our IT Systems and operations; unauthorized modification or disclosure of Confidential Information; governmental and regulatory inquiries, investigations, fines and penalties; litigation, including but not limited to class actions, pursuant to enacted and developing laws such as the California Consumer Privacy Act (CCPA) which provides for a private rights of action and statutory damages in connection with certain types of data breaches; loss of confidence in our Company, negative media coverage, and brand and reputational harm; loss of customers and business opportunities; increased costs to investigate, contain, restore or remediate IT Systems; and a range of other costs and liabilities. Any or all of the foregoing may have material adverse impacts on our business, financial condition, results of operations, as well as the trading price of our stock.

There is no guarantee that all costs and liabilities would be recovered or reimbursed by the insurance we maintain regarding cybersecurity and privacy risk, nor that insurance will continue to be available to us on economically reasonable terms and conditions.

Failure to comply with current or expanded laws and regulations relating to privacy, data protection, and consumer protection, could adversely affect our business and our financial condition.

We collect, use, store, share and process personal information relating to customers, website visitors, employees, former employees, job applicants, directors, vendors, suppliers and business partners. We are subject to a variety of international, federal, state, and local laws and regulations relating to privacy, data protection, and consumer protection. Compliance with applicable laws and regulations may result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

In the United States, the Federal Trade Commission and many state Attorneys General are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of personal information, including statements that we make in our privacy policies. There are also federal laws governing marketing activities, such as Controlling the Assault of Non-Solicited Pornography and Marketing Act (known as the “CAN-SPAM” Act) and Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule) (“TCPA”). In addition, we are subject to various state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect in January of 2020, and the California Privacy Rights Act (“CPRA”), which expanded upon the CCPA in January 2023 (with a lookback period to January 2022). The CCPA and the CPRA require covered companies to, provide new disclosures to California consumers and affords such consumers certain privacy rights. The CCPA provides civil penalties for violations, as well as a right of action for certain security breaches that may increase security breach litigation. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, opt outs for certain uses, and disclosure of sensitive personal information. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy, cybersecurity, and data protection enforcement. The CCPA and CPRA have encouraged “copycat” laws in other states across the United States, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

One cannot predict the impact of these complex and rapidly evolving laws or subsequent guidance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our internal practices. Any failure or perceived failure, to comply with our posted privacy policies or with any federal, state, international privacy, consumer protection-related laws, regulations, industry self-regulatory principles, industry standards codes of conduct, regulatory guidance, judicial orders to which we may be subject or other legal obligations relating to privacy or consumer protection could have a materially adverse impact to our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities or others that may require us to change our operations, incur substantial costs and expenses in an effort to comply, modify our data processing practices and policies, or cease using certain data sets. Any such claim, proceeding, or action, including a complaint by an activist to a regulatory authority or other public statement criticizing our practices, could hurt our reputation, brand, and business, and ultimately force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors, result in the imposition of monetary penalties, and otherwise adversely affect our business, financial condition, and results of operations. We may also be contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Finally, we intend to maintain compliance with the Payment Card Industry (“PCI”) Data Security Standards and will incur additional expenses to maintain PCI compliance. Even if we are compliant with such standards, we still may be vulnerable and unable to prevent security breaches involving customer transaction data.

We rely upon third-party service providers to operate critical aspects of our internal and external business operations and any disruption or interference with such operations, or material non-compliance with laws and regulations by such third parties, could materially and adversely impact our business.

We rely on third-parties for critical internal and external operations. We architected our software and computer systems to utilize data processing, storage capabilities, and other services provided by third-party providers. Any disruption or interference with use of third-party service providers could have a material adverse impact on our business, financial condition, and results of operations. In addition, third-party providers assist us with employee benefits processing, payment processing, security monitoring, among other activities. Material non-compliance with privacy, security, consumer protection or sustainability-related laws by these third parties may jeopardize our ability to obtain or offer core products and services, expose us to regulatory investigations and litigation, and materially impact our business and financial results.

Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We are highly dependent upon IT Systems to conduct most aspects of our operations. Such IT Systems are subject to damage or interruption from power outages, slowness due to strain on internet connectivity resulting from employees working from home, computer and telecommunications failures, computer viruses, security breaches, fire, and natural disasters. Damage or interruption to our IT Systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations. Costs, potential problems, and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Cybersecurity risk have increased as a result of global remote working dynamics that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks used by many of our employees and critical third-party providers. Any material interruptions or failures in our IT systems may have a material adverse effect on our business or results of operations.

We rely on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives, while continuing to provide maintenance on existing systems.

We also rely on software vendors to maintain and upgrade IT Systems so that they can continue to support our business. The software programs supporting many of our IT Systems were licensed to us by independent software developers. The inability of these developers, or us, to continue to maintain and upgrade these IT Systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

We are vulnerable to various risks and uncertainties associated with our website, including changes in required technology interfaces, website downtime, costs, technical issues or failures as we upgrade our website software, computer viruses, changes in applicable federal and state regulations, security breaches, legal claims related to our website operations and e-commerce fulfillment, and other consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce website sales and have a material adverse effect on our business or results of operations.

Failure to effectively manage our online sales, may result in reputation and operational harm.

TCS sells merchandise via the Internet through our website, containerstore.com, and mobile apps. In fiscal 2022, our website and mobile apps accounted for approximately 22% of TCS net sales.

We are vulnerable to e-commerce risks and uncertainties associated with changes in required technology interfaces, website downtime, technical failures, costs and technical issues for upgrades of website software, computer viruses, changes in applicable federal and state regulations, security breaches, and consumer privacy. The potential website or mobile application failure could result in disruptions and additional costs to our operations, causing difficulty for customers to purchase merchandise online, which could adversely affect operations and reputation results.

Supply Chain Risks

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.

Our vendor relationships are critical to our success. We generally transact business on an order-by-order basis, operating without any contractual assurances of continued supply, pricing or access to new products. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

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

We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Adverse market and economic events, such as the economic downturn caused by pandemics, geopolitical and civil unrest, and climate change, could impair our ability to obtain merchandise in sufficient quantities from these vendors. Such events include difficulties associated with our vendors' business, finances, labor, ability to export or import, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, and we may not be able to find similar merchandise with the same terms from larger vendors.

We rely upon independent third-party transportation providers for substantially all our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We rely upon independent third-party transportation providers for substantially all our product shipments, including shipments to and from our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, increased shipping costs, employee strikes, inclement weather, health epidemics or pandemics, which have affected and may continue to affect a shipping company’s ability to provide delivery services that meet our shipping needs. Our reputation for providing a high level of customer service is dependent on third-party transportation providers timely delivering our products. If we change the shipping companies we use, we could face logistical difficulties that may adversely affect deliveries and we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms and conditions as favorable as those received from our current independent third-party transportation providers.

We are subject to duties, tariffs and quotas associated with foreign imports for our merchandise.

During fiscal 2022, including purchases for Elfa which represented approximately 25% of our purchases, we purchased approximately 57% of our merchandise from vendors located outside the United States (including approximately 33% from vendors located in China) and approximately 43% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact countries where our vendors are located. Part of our future success depends upon our ability to maintain our existing foreign vendor relationships and develop new ones. While we rely on long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some goods that we may import into the United States. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of income tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. For example, in recent years, tariffs were imposed on many items sourced to the U.S. from China and the Chinese government imposed retaliatory tariffs on U.S. manufactured goods. As a result, we continually evaluate the impact of enacted tariffs, along with any potential additional tariffs or retaliatory trade restrictions implemented by other countries. These tariffs could adversely affect our customer sales by causing potential delays in product received from our vendors, cost of goods sold and results of operations. We may not be able to mitigate the impact of such tariffs fully or substantially, pass price increases on to our customers, or secure adequate alternative sources for products or materials.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, surcharges, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, strikes, transportation and other delays in shipments, heightened security screening, inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, health epidemics, pandemics, economic uncertainties, inflation, foreign government regulations, trade restrictions, geopolitical unrest, increased labor costs and other similar factors that might affect the operations of our manufacturers in foreign countries.

In addition, there is a risk that compliance lapses by our manufacturers could occur, which could lead to investigations by United States international trade compliance government agencies. Resulting penalties or enforcement actions could delay future imports/exports or otherwise negatively affect our business. In addition, there remains a risk that one or more of our foreign manufacturers will not adhere to applicable legal requirements or our global compliance standards. The violation of applicable legal requirements, including labor, manufacturing, compliance standards and safety laws, by any of our manufacturers, could disrupt our supply of products from manufacturers or the shipment of products to us, resulting in potential liability, and harm to our reputation and brand, any of which could negatively affect our business and operating results.

Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise, incur unexpected costs or be unable to effectively service our stores and online customers.

Our retail stores, support center, distribution centers, manufacturing facilities, infrastructure projects, direct-to-customer operations, as well as the operations of our vendors, are vulnerable to damage from various natural disasters, pandemics, climate change, geopolitical and civil unrest, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events results in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, to the extent it can be, resulting in the potential loss of customers and revenues. In addition, we may incur costs in deductibles and repairing any damage beyond our applicable insurance coverage.

Material disruptions at one of our manufacturing facilities could negatively impact production, customer deliveries and overall financial results.

Elfa operates three manufacturing facilities: two in Sweden and one in Poland. C Studio is a manufacturing facility in Elmhurst, Illinois which supplies our Preston closet line. A material operational disruption in one of our manufacturing facilities could occur as a result of any number of events including, but not limited to, major equipment failures, labor stoppages, temporary or permanent factory closings, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions, climate change, health epidemics or pandemics, all of which could result in limitations on the ability to travel and return to work, geopolitical and civil unrest and disruptions in utility services. Such a disruption could negatively impact production, customer deliveries and financial results.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. If our vendors fail to manufacture or import merchandise that adheres to product safety requirements, internal quality control standards or other consumer protection laws, our reputation and brands could be damaged, potentially leading to increases in customer litigation. It is possible that our vendors may not adhere to product safety requirements, quality control standards or other consumer protection laws, and we might not identify deficiencies before merchandise is sold. Any issues of product safety or alleged violations of consumer protection laws have caused and may again cause us to incur additional costs, for example, due to the need to recall products. If our vendors are unable or unwilling to recall products failing to meet product safety requirements, our quality standards or other consumer protection laws, we may be required to recall those products at a substantial cost to us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, and additional labor costs associated with readying merchandise for sale. Our vendors may require long lead times on merchandise ordering cycles, which could increase the difficulty for us to plan and prepare for potential changes to applicable consumer protection laws. In particular, The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling for some of our products. In the event that we are unable to timely comply with regulatory changes, significant fines, litigation, or penalties could result, and could adversely affect our merchandise offerings, reputation, results of operations, cash flow and financial condition.

We face distribution risks related to operating two distribution centers and domestic and international manufacturing facilities.

Our business depends upon the successful operation of our manufacturing facilities and distribution centers, to fulfill orders and deliver our merchandise to our customers in a timely manner. We currently handle merchandise distribution for our stores from two facilities, one in Coppell, Texas, a suburb of Dallas, Texas, and the second in Aberdeen, Maryland. We also fulfill and deliver Preston custom closets orders from the C Studio manufacturing facility in Elmhurst, Illinois. Elfa operates three manufacturing facilities, located in Västervik, Sweden, Mullsjö, Sweden, and Koszalin, Poland. These manufacturing facilities produce our elfa® and Avera® branded products, which are sold exclusively through our TCS segment in the U.S. and also on a wholesale basis to various retailers in approximately 30 countries. We use independent third-party transportation companies as well as leased trucks to ship product to our distribution centers and deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution centers or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns, strikes by employees of the transportation companies, temporary or government-mandated closures, health epidemics, pandemics, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which may result in lower sales, a loss of brand loyalty and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

Liquidity Risks

We face risks related to indebtedness, that could result in a high degree of leverage on cash flow from operations to pay back debt.

As of April 1, 2023, we had total outstanding debt of $167.9 million and an additional $100.0 million of availability under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and the 2019 Elfa revolving credit facilities (the “2019 Elfa Revolving Facilities”). Our senior secured term loan facility with JPMorgan Chase bank, N.A. (the “Senior Secured Term Loan Facility”), which matures January 31, 2026, represented $165.5 million of the total outstanding debt.

We may incur additional indebtedness in the future. Our leverage could have important consequences to us, including:

●	exposing us to increased interest rates as our borrowings under our current debt facilities are at variable rates;
●	difficulty making payments;
●	inability to pay future dividends;
●	increasing vulnerability to downturns in our business, the storage and organization retail industry or the general economy thus limiting our flexibility to plan for, or react to, changes in our business;
●	requiring a substantial portion of operational cash flow to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	requiring us to comply with or leverage financial and operational covenants, restricting us, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;
●	preventing us from taking advantage of business opportunities or successfully carrying out plans to expand our store base and product offerings; and
●	placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

Consequences of indebtedness may require a substantial portion of cash flow from operations to be dedicated to the payment of debt principal and interest, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions timely, or on terms satisfactory to us. A failure to comply with the agreements governing our indebtedness could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate.

Our costs and financial results have changed, and in the future may continue to change because of currency exchange rate fluctuations.

During fiscal 2022, approximately 57% of our merchandise, based on cost of merchandise purchased, was manufactured abroad. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. All purchases from the Elfa segment by the TCS segment are in Swedish krona. Approximately 25% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2022 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, apart from certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2022, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income by approximately $0.8 million.

We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We primarily depend on cash flow from operations, the Revolving Credit Facility (as defined above), and the 2019 Elfa Revolving Facilities (as defined above), to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms and conditions, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, our ownership would be diluted.

We maintain the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Disruptions in the global financial markets and rising interest rates may make it difficult for us to borrow enough capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.

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

In March 2021, the U.K. Financial Conduct Authority announced that it will no longer require panel banks to submit quotes for any U.S. dollar LIBOR settings after June 30, 2023. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. Working groups formed by financial regulators in other jurisdictions, including the U.K., the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, other benchmarks may emerge or other rates may be adopted outside of the United States. Certain of our debt agreements provide that in the event LIBOR rates are no longer available, we and our lenders will negotiate in good faith to adopt a replacement benchmark rate and an applicable margin for borrowings based on such replacement benchmark rate. We may incur increased interest expense using any such replacement benchmark rates, which could have an adverse effect on us, including our costs of funds, access to capital markets and financial results.

Competition Risks

Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.

The retail industry is highly competitive, with few barriers to entry. Competition is characterized by many factors, including level of service, merchandise assortment, product quality, price, location, reputation, credit availability, and customer loyalty. A variety of retailers offer products that are similar to the products we offer. Competitive products can be found in mass merchants, as well as specialty retail chains. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do.

We also face competition from other internet-based retailers, and traditional store-based retailers. This results in increased price competition and customer selection of similar products.

We must successfully respond to changing consumer preferences and buying trends relating to e-commerce usage. We may need to purchase new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications. This may result in increased costs and may not succeed in increasing sales or attracting new customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Our vendors may sell similar or identical products to our competitors, which could harm our business.

Although we have negotiated North American exclusivity on many of the products we sell in our stores, a majority of our non-elfa® product sales are not exclusive. These vendors could sell similar or identical products to our competitors, some of whom purchase products in significantly greater volume, or enter exclusive arrangements with other retailers that could limit our access to their products. Our vendors could also initiate or expand sales of their products through their own stores or through the internet and therefore compete with us directly or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

Brand Reputation Risks

Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract enough customers or sell sufficient quantities of our products.

We believe the brand image we have developed has contributed significantly to the success of our business to date. We further believe that protecting The Container Store brand is integral to our business and to the implementation of our strategies for expanding our business. Our brand image may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as investments in the day-to-day store operations, catalog mailings, online sales and employee training. Our brand image may be further diminished if new products fail to maintain or enhance our distinctive brand image. Furthermore, our reputation could be jeopardized if we fail to maintain high standards for merchandise quality or fail to maintain high ethical, social and environmental standards for our operations and activities, fail to comply with local laws and regulations or experience negative publicity or other negative events that affect our image or reputation, some of which may be beyond our ability to control. While we work with a third-party audit vendor to ensure a responsible and ethical supply chain, if any of our vendors engage in environmental, workplace or human rights violations that we are unable to identify or remediate, our business could be negatively affected and our brand reputation could be harmed. In addition, our actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, could harm our reputation. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of copyright, patent, trademark, trade secret, trade dress and unfair competition laws, confidentiality procedures, policies, assignment and licensing arrangements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Further, we cannot assure you that competitors or other third parties will not infringe upon our intellectual property rights, or that we will have adequate resources to enforce our intellectual property rights.

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

Human Resources Risks

We depend on key executive management.

We depend on the leadership and experience of our key executive management. The loss of any of our executive management members, whether in a planned transition or otherwise, could disrupt our business. There is a high level of competition for experienced, successful personnel in the retail industry, therefore we may not be able to find suitable individuals to replace departing personnel on a timely basis or without incurring increased costs. We do not maintain key-man life insurance policies on any of our executive officers. We believe that our future success will depend on continued ability to attract and retain highly skilled and qualified personnel. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

If we are unable to find, train and retain key personnel, that reflect our brand image and embody our foundational principles, we may not be able to grow or sustain our operations.

Our success depends in part upon our ability to attract, motivate and retain enough store employees who understand and appreciate our customers, products, brand and corporate culture, and are able to adequately and effectively represent our culture and establish credibility with customers. If we are unable to attract, train and retain employees in the future, we may not be able to serve our customers effectively, thus reducing our ability to continue growth and profitable operations. There is a high level of competition for experienced, qualified personnel in the retail industry. Our growth plans could strain our ability to staff our new stores, particularly at the store manager level, which could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business performance and brand image.

Organized labor activities could cause labor relation issues and higher labor costs.

As of April 1, 2023, approximately 60% of Elfa’s employees (approximately 5% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, results of operations could be adversely affected.

None of our U.S.-based employees are currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

Regulatory and Legal Risks

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We source a significant portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our vendor compliance agreements mandate compliance with applicable laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

There are legal claims made against us from time to time that may distract management from our business activities and result in significant liability or damage to our brand.

Periodically, we are involved in litigation, claims and other proceedings relating to the conduct of our business and employee relations. Claims may result in litigation and may result in regulatory proceedings being brought against us by federal, state and local agencies. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and may require significant resources. Litigation, claims, and regulatory proceedings result in unexpected expenses, remediation, and potential liability which could materially adversely affect our operations and our reputation.

Changes in statutory, regulatory, and other legal requirements could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory and legal requirements, domestically and abroad. Changes in the regulatory environment potentially increase the costs of compliance and subject us to possible government penalties and litigation.

Specifically, significant or rapid increases to federal, state and local minimum wage rates could adversely affect our earnings if we are unable to offset increased labor costs. Moreover, the adoption of new environmental, social, and governance laws and regulations in connection with climate change, the transition to a low carbon economy, and greenhouse gas emissions, could significantly increase our costs and/or reduce the demand for our products. If carbon pricing or carbon taxes are adopted, the cost of products from our suppliers could increase and adversely affect our business and results of operations.

Accounting Risks

Our total assets include intangible assets with an indefinite life, including goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, have in the past and may in the future cause us to incur impairment charges that could adversely affect our results of operation.

We make certain estimates and projections in connection with impairment analyses for long-lived assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”), and ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). We review assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying amount of the underlying asset, asset group or reporting unit exceeds its fair value. The fair value of each reporting unit is determined by using a discounted cash flow analysis using the income approach, a level 3 valuation (as defined in Note 14). We also use a market approach to compare the estimated fair value to comparable companies, a level 3 input. These calculations require us to make several estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain assets. If these impairment charges are significant, results of operations would be adversely affected.

We conducted an annual impairment test of our goodwill balances on January 1, 2023 in accordance with ASC 350, and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments, we determined there was an impairment of goodwill and recorded total non-cash goodwill impairment charge in fiscal 2022 of $197.7 million. There was no impairment to our trade names as of January 1, 2023, or as of April 1, 2023. Additional future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital continues to increase.

We may be subject to fluctuations in our tax obligations, and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, which could result in volatility of our operating results.

We are subject to income taxes in various U.S. and certain foreign jurisdictions. We record tax expense based on estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect to have ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in each financial statement period may be materially affected by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, timing of the utilization of net operating loss carryforwards, or by changes to existing accounting rules or regulations.

Further, tax legislation may be enacted which could negatively impact our current or future tax structure and effective tax rates. During fiscal 2020, we implemented applicable benefits of the Coronavirus Aid, Relief and Economic Security Act, which included the deferral of approximately $5.2 million of employer payroll taxes and the recording of an employee retention credit of approximately $1.0 million. As of fiscal 2022, the $5.2 million payroll taxes deferral has been paid in full, and the Company is expected to receive approximately $1.0 million of tax credits.

If third parties claim infringement of intellectual property rights, our operating results could be adversely affected.

We face the risk of claims that we have infringed upon third parties’ intellectual property rights. Any claims of intellectual property infringement could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products or methods that allegedly infringe; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; (iv) divert management’s attention and resources; or (v) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in significant monetary damages, costly license or royalty agreements, and recalls, any of which could have a negative effect on our operating results and harm our future prospects.

Organization and Common Stock Risks

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.

We may provide public guidance on our expected operating and financial results for future periods, including sales and earnings per share. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results have not always been and may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty or when there are periods of severe weather. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or we reduce our guidance for future periods, the market price of our common stock may decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates. Certain existing holders of a majority of our common stock have rights, subject to certain conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In fiscal 2018 (52-week fiscal year ended March 30, 2019), we filed a registration statement on Form S-3 under which certain of our shareholders may sell, from time to time, up to 32,492,421 shares of our common stock that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

In the future, we may issue securities if we need to raise capital in connection with a capital raise or acquisitions. The number of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

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

The continued operation and expansion of our business will require substantial funding. We do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors our Board of Directors deems relevant. Additionally, the obligors under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2019 Elfa Senior Secured Credit Facilities are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future.

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

The market price for our common stock has been and may be volatile in the future. As a retailer, our results are significantly affected by various factors which can affect our stock price, many of which are outside of our control, including the following:

●	quarterly variations in our operating results compared to market expectations;
●	changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;

●	announcements of new products or significant price reductions by us or our competitors;
●	size of the public float;
●	stock price performance of our competitors;
●	default on our indebtedness;
●	actions by competitors or other shopping center tenants;
●	changes in senior management or key personnel;
●	changes in financial estimates by securities analysts;
●	negative earnings or other announcements by us or other retail home goods companies;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	weather conditions, particularly during the holiday season and our promotional sales;
●	natural disasters, climate change, political and civil unrest or other similar events, including the war between Russia and Ukraine, and health epidemics or pandemics;
●	issuances or expected issuances of common stock; and
●	global economic, legal and regulatory factors unrelated to our performance.

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

As a public company, our management is required to devote substantial time and monetary costs to compliance matters.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs resulting from public company reporting obligations under the Exchange Act and rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of The New York Stock Exchange. Our management and other personnel devote a substantial amount of time to ensure that we comply with all reporting requirements, rules, and regulations. Such requirements, rules and regulations increase our legal and financial compliance costs and make certain activities more time-consuming and costly. In addition, these laws, rules and regulations make it more difficult and more expensive to obtain certain types of insurance, including director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, the committees of our Board of Directors or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, litigation, and other regulatory actions.

We are subject to a series of risks relating to climate change and natural disasters, which may affect our worldwide business operations and financial results.

There are inherent climate-related risks wherever business is conducted. Climate change increases both the frequency and severity of meteorological phenomena, extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) that may affect our business operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. We have suppliers around the world and our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause losses of power, resulting in contractual fines or loss of business. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

We, as with other organizations, are facing increasing scrutiny related to our ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Increased scrutiny results in increased costs, enhanced compliance or disclosure obligations, and may result in other adverse impacts on our business, financial condition or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, even if they are currently voluntary. Certain market participants, including major institutional investors, use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. For example, there are stakeholders who have differing views on ESG matters, and we may be subject to stakeholder engagement, activism or disputes based on the positions we take on various ESG matters. Moreover, our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers, which may augment or cause additional impacts on our business, financial condition, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all of our 97 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for minimum operating lease payments, typically including escalating lease payments. Further, certain leases also include lease payments that are based on a percentage of sales. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of April 1, 2023 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Massachusetts	3	Oklahoma	1
Arkansas	1	Michigan	2	Oregon	1
California	14	Minnesota	1	Pennsylvania	2
Colorado	4	Missouri	1	Rhode Island	1
Delaware	1	Nebraska	1	Tennessee	2
Florida	6	Nevada	1	Texas	13
Georgia	3	New Hampshire	1	Utah	1
Illinois	5	New Jersey	4	Virginia	4
Iowa	1	New Mexico	1	Washington	2
Indiana	1	New York	5	Wisconsin	1
Kansas	1	North Carolina	2	District of Columbia	1
Maryland	2	Ohio	3	Total	97

We lease approximately 1.1 million square feet of space in Coppell, Texas for our support center and distribution center for our TCS segment. The term for this lease expires in April 2025, and we retain three five-year renewal options. We also lease approximately 600,000 square feet of space in Aberdeen, Maryland for our second distribution center for our TCS segment. The term for this lease expires in November 2029. We lease approximately 58,000 square feet of space in Elmhurst, Illinois for C Studio’s manufacturing facility for our TCS segment. The term for this lease expires in September 2024. We lease approximately 2,800 square feet of space in Chicago, Illinois for The Container Store show room. The term for this lease expires in May 2026.

Elfa leases approximately 9,000 square feet for its group headquarters in Malmö, Sweden. The term for this lease expires in May 2028. In addition, Elfa owns three manufacturing facilities, located in Västervik, Sweden (approximately 200,000 square feet), Mullsjö, Sweden (approximately 100,000 square feet), and Koszalin, Poland (approximately 100,000 square feet).

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Information about our Executive Officers

Name	Age	Position(s)
Satish Malhotra	47	Chief Executive Officer and President
Jeffrey A. Miller	51	Chief Financial Officer
Melissa Collins	56	Chief Marketing Officer
Dhritiman Saha	51	Chief Operating Officer
Stacey Shively	54	Chief Merchandising Officer

Satish Malhotra has served as our President and Chief Executive Officer since February 2021. Prior to February 2021, Mr. Malhotra held various leadership roles at prestige beauty retailer Sephora Americas, most recently as Chief Retail Officer and Chief Operating Officer from 2019 until his departure. Prior to that role, Mr. Malhotra served as Chief Operating Officer from 2016 to 2019 and was responsible for Technology, Supply Chain, Store Development, Legal, Strategy and Partnerships, including the Sephora inside JCPenney (SiJCP) business. He also spent several years overseeing Sephora’s expansion into Canada and Latin America. Before joining Sephora, Mr. Malhotra was a Transaction Services Senior Associate at PwC. Mr. Malhotra received his Bachelor of Science in Business Administration from the Haas School of Business at the University of California, Berkeley. Mr. Malhotra also holds an inactive Certified Public Accountant’s license from the State of California.

Dhritiman Saha has served as The Container Store’s Chief Operating Officer since November 2022. Mr. Saha oversees technology, information security, product management, retail operations and logistics. Mr. Saha joined The Container Store as our Executive Vice President and Chief Information Officer in May 2021, bringing more than 27 years of expertise in P&L, leading and managing ecommerce, digital marketing, subscription business, omnichannel customer experience, technology and global operations. Prior to joining The Container Store, Mr. Saha served as the Chief Digital Officer at GameStop from February 2021 to April 2021 and led e-commerce business, digital marketing & customer experience, online assortment expansion, digital and omnichannel technology & product management. Prior to GameStop, Mr. Saha served as Global Chief Customer and Digital Officer at Bodybuilding.com from December 2018 to February 2020 and as Senior Vice President of Digital for JCPenney from April 2014 to December 2018. Throughout Mr. Saha’s extensive career, he has also served in a variety of leadership roles driving technology and omnichannel business transformation at other chain retailers such as Target and Kohls. Mr. Saha received his MBA from Johns Hopkins University and completed his bachelors degree in Electronics and Telecommunications Engineering in Jalandhar, India.

Jeffrey A. Miller has been with The Container Store since August 2013 and has served as our Chief Financial Officer since August 2020. Mr. Miller is responsible for the business areas of Finance, Accounting, Real Estate, Legal, Procurement, Internal Audit, and ESG. Previously, Mr. Miller served as our Vice President and Chief Accounting Officer. Prior to joining The Container Store, Mr. Miller was at FedEx Office for over 10 years and served in a variety of roles with increasing responsibility, progressing to Vice President and Controller from 2008 until his departure. Mr. Miller began his career as an auditor with Arthur Andersen and Ernst & Young. He brings over 26 years of accounting and finance experience to the Chief Financial Officer role. Mr. Miller is a graduate of The University of Arkansas with a bachelor’s degree in Accounting. Mr. Miller is a Certified Public Accountant.

Stacey Shively joined The Container Store as our Chief Merchandising Officer in November 2022. Ms. Shively leads a diverse merchandising team and plays a key role in strategic initiatives including our growing private label products, sustainability and expansion of Custom Spaces. Ms. Shively has a proven track record in successfully managing assortment planning, product development and national and private label brands while driving profitable sales. Prior to joining The Container Store, Ms. Shively served as the Senior Vice President and head of merchandising and product development at Bed Bath & Beyond from May 2021 to November 2022. Prior to Bed Bath & Beyond, Ms. Shively served as the senior vice president, general merchandise manager for JCPenney's home division where she was responsible for overseeing their merchandising strategies for home product categories, from September 2019 to April 2021. Ms. Shively was Senior Vice President of Bluestem Brands from May 2016 to September 2019 and Vice President of Merchandising from February 2012 through April 2016. Ms. Shively also held leadership positions at Dollar Tree and Target. Ms. Shively received a Bachelor of Fine Arts from The Design Institute of San Diego.

Melissa Collins has been with The Container Store for 24 years and has served as our Chief Marketing Officer since July 2016. Ms. Collins serves as the Company’s primary marketing strategist, and oversees such key functional areas as brand positioning, advertising, public relations, digital marketing, visual merchandising, social media and Organized Insider (loyalty program) and CRM. Previously, from August 2008 to July 2016, Ms. Collins served as Vice President of Creative and Online. Prior to that, she served in a variety of roles with increasing responsibility, beginning as Art Director and progressing to Senior Director of Creative and Online Services. Ms. Collins is a graduate of The Alberta College of Art with a degree in visual communications.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades on The New York Stock Exchange (“NYSE”), under the symbol “TCS.”

The number of stockholders of record of our common stock as of May 19, 2023 was 281. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

For a discussion of the Company’s results of operations and liquidity and capital resources for Fiscal 2020, including a year-to-year comparison between Fiscal 2020 and Fiscal 2021, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of the Company’s Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on June 2, 2022.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of organizing solutions, custom spaces and in-home organizing services in the United States and the only national retailer solely devoted to these categories. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) exclusive products consisting of our elfa® Classic, elfa® Décor, Avera® and PrestonTM systems, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●	The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of April 1, 2023, we operated 97 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. We operate the C Studio Manufacturing, Inc. (“C Studio”), (formerly known as “Closet Parent Company, Inc.”, or “Closet Works”) facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

●	The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

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

The retail and wholesale businesses in which we operate are cyclical, and consequently our sales are affected by general economic conditions. Purchases of our products are sensitive to trends in the levels of consumer spending, which are affected by a number of factors such as consumer disposable income, housing market conditions, stock market performance, consumer debt, interest rates, tax rates, health epidemics or pandemics, and overall consumer confidence. Our sales are also affected by changes in promotional cadence and by changes in the depth and breadth of promotions.

Our unique offering of organizing solutions, custom spaces, and in-home services makes us less susceptible to holiday season shopping patterns than many retailers. Our quarterly results fluctuate, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as pandemics, inflation, and supply chain disruptions, among other things. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis, relative to corresponding periods in prior years. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season.

Gross profit and gross margin

Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales in our TCS segment includes the purchase cost of inventory less vendor rebates, in-bound freight, as well as inventory shrinkage. Direct installation and organization costs, costs incurred to ship or deliver merchandise to customers, and C Studio cost of sales from manufacturing operations are also included in cost of sales in our TCS segment. Elfa segment cost of sales from manufacturing operations includes costs associated with production, primarily material, wages, freight and other variable costs, and applicable manufacturing overhead. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures by other retailers. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

Our gross profit is variable in nature and generally follows changes in net sales. Our gross margin can be affected by fluctuations in commodity and freight costs. Our gross margin can also be affected by changes in the mix of products and services sold. For example, sales from our TCS segment typically provide a higher gross margin than sales to third parties from our Elfa segment. Additionally, sales of products typically provide a higher gross margin than sales of services. Furthermore, sales generated through our website typically have a lower gross margin than sales generated through our stores. Gross margin for our TCS segment is also susceptible to foreign currency risk as certain purchases of elfa® products from our Elfa segment are in Swedish krona, while sales of these products are in U.S. dollars. We mitigate this risk through the use of forward contracts, whereby we hedge purchases of inventory by locking in foreign currency exchange rates in advance. Similarly, gross margin for our Elfa segment is susceptible to foreign currency risk as certain purchases of raw materials are transacted in currencies other than Swedish krona, which is the functional currency of Elfa.

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

Pre-opening costs

Non-capital expenditures associated with opening new stores, relocating stores, and net costs associated with opening distribution centers, including lease expenses, marketing expenses, travel and relocation costs, training costs, and certain corporate overhead costs, are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations. We expect that our pre-opening costs will increase in future periods with expected future store and distribution center growth.

Comparable store sales

Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance. We evaluated and presented comparable store sales in fiscal 2022 and expect to present comparable store sales in fiscal 2023.

Comparable store sales includes all net sales from our TCS segment, except for sales from stores open less than sixteen months, stores that have been closed permanently, stores that have been closed temporarily for more than seven days, and C Studio sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens.

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

We define adjusted net income (loss) as net income (loss) before restructuring charges, charges related to the impact of COVID-19 on business operations, credits pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, Elfa severance charges, acquisition-related costs, impairment charges related to intangible assets, losses on extinguishment of debt, certain losses (gains) on disposal of assets, certain management transition costs incurred, legal settlements, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures.”

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

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended April 1, 2023 and April 2, 2022, expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	April 1,	April 2,
	2023	2022
Net sales	$1,047,258	$1,094,119
Cost of sales (excluding depreciation and amortization)	446,295	457,882
Gross profit	600,963	636,237
Selling, general, and administrative expenses (excluding depreciation and amortization)	486,431	471,586
Impairment charges	197,712	—
Stock-based compensation	3,382	4,263
Pre-opening costs	2,006	694
Depreciation and amortization	38,905	34,289
Loss (gain) on disposal of assets	122	(49)
(Loss) income from operations	(127,595)	125,454
Interest expense, net	16,171	12,760
(Loss) income before taxes	(143,766)	112,694
Provision for income taxes	15,090	30,976
Net (loss) income	$(158,856)	$81,718

Net (loss) income per common share — basic	$(3.21)	$1.65
Net (loss) income per common share — diluted	$(3.21)	$1.62

Weighted-average common shares — basic	49,539,875	49,447,612
Weighted-average common shares — diluted	49,539,875	50,294,118

	Fiscal Year Ended
	April 1,	April 2,
	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.6%	41.8%
Gross profit	57.4%	58.2%
Selling, general, and administrative expenses (excluding depreciation and amortization)	46.4%	43.1%
Impairment charges	18.9%	—%
Stock‑based compensation	0.3%	0.4%
Pre‑opening costs	0.2%	0.1%
Depreciation and amortization	3.7%	3.1%
Loss (gain) on disposal of assets	0.0%	(0.0)%
(Loss) income from operations	(12.2)%	11.5%
Interest expense, net	1.5%	1.2%
(Loss) income before taxes	(13.7)%	10.3%
Provision for income taxes	1.4%	2.8%
Net (loss) income	(15.2)%	7.5%
Operating data:
Comparable store sales change for the period (1)	(3.7)%	NA
Number of stores at end of period	97	94
Non‑GAAP measures (2):
Adjusted EBITDA (2)	$115,426	$159,009
Adjusted net income (2)	$37,235	$82,854
Adjusted net income per common share — diluted (2)	$0.75	$1.65
(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) C Studio sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens. Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance.
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

Fiscal 2022 compared to Fiscal 2021

Net sales

The following table summarizes our net sales for fiscal 2022 and fiscal 2021:

	April 1, 2023	% total	April 2, 2022	% total
TCS net sales	$991,379	94.7%	$1,023,193	93.5%
Elfa third-party net sales	55,879	5.3%	70,926	6.5%
Net sales	$1,047,258	100.0%	$1,094,119	100.0%

Net sales in fiscal 2022 decreased by $46,861, or 4.3%, compared to fiscal 2021 net sales of $1,094,119. This decrease is comprised of the following components:

Net sales
Net sales for the fiscal year ended April 2, 2022	$1,094,119
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $1,401, or 1.1%, decrease in online sales)	(38,707)
Non-comparable sales	6,893
Elfa third-party net sales (excluding impact of foreign currency translation)	(5,026)
Impact of foreign currency translation on Elfa third-party net sales	(10,021)
Net sales for the fiscal year ended April 1, 2023	$1,047,258

TCS net sales decreased $31,814, or 3.1%. Comparable store sales decreased $38,707 or 3.7%, with general merchandise categories down 6.4%, contributing 430 basis points of the decrease, and Custom Spaces up 1.7%, contributing 60 basis points to comparable sales. Non-comparable sales, inclusive of three new stores and C Studio third party sales, were $6,893 in fiscal 2022. Elfa third-party net sales decreased $15,047, or 21.2%, in fiscal 2022. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both fiscal 2022 and fiscal 2021, Elfa third party net sales decreased $5,026, or 7.1%.

Gross profit and gross margin

Gross profit in fiscal 2022 decreased by $35,274 or 5.5%, compared to fiscal 2021. The decrease in gross profit was primarily the result of decreased consolidated net sales combined with decreased consolidated gross margin. The following table summarizes gross margin for fiscal 2022 and fiscal 2021 by segment and in total. The segment margins include the impact of intersegment sales from the Elfa segment to the TCS segment:

	April 1, 2023	April 2, 2022
TCS gross margin	57.1%	57.6%
Elfa gross margin	32.7%	31.9%
Consolidated gross margin	57.4%	58.2%

TCS gross margin decreased 50 basis points during fiscal 2022, primarily due to increased promotional activity and increased freight costs, partially offset by favorable product and services mix. Elfa segment gross margin increased 80 basis points, primarily due to price increases, partially offset by higher direct material costs. On a consolidated basis, gross margin decreased 80 basis points, primarily due to the decrease in TCS gross margin during fiscal 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2022 increased by $14,845, or 3.1%, compared to fiscal 2021. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2022 and fiscal 2021 by segment and in total:

	April 1, 2023	April 2, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	43.9%	40.5%
Elfa selling, general and administrative	2.5%	2.6%
Consolidated selling, general and administrative	46.4%	43.1%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 330 basis points, with the increase primarily due to deleverage on compensation and benefits, occupancy, and other costs on lower sales.

Goodwill impairment

A non-cash goodwill impairment charge of $197,712 was recorded in fiscal 2022 as compared to zero in fiscal 2021. We conducted an annual impairment test of our goodwill balances on January 1, 2023 in accordance with ASC 350, and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022.

Depreciation and amortization

Depreciation and amortization increased to $38,905 as compared to $34,289 in fiscal 2021 primarily due to higher capital investments in stores and technology fiscal 2022.

Interest expense

Interest expense increased by $3,411, or 26.7%, in fiscal 2022 to $16,171 from $12,760 primarily due to a higher interest rate on the Senior Secured Term Loan Facility and increased borrowings on the revolving credit facility.

Taxes

The provision for income taxes in fiscal 2022 was $15,090 as compared to $30,976 in fiscal 2021. The effective tax rate for fiscal 2022 was -10.5%, as compared to 27.5% in fiscal 2021. The decrease in the effective tax rate is primarily related to the impact of the non-cash goodwill impairment charge recorded during the fourth quarter of fiscal 2022.

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

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	April 1,	April 2,
	2023	2022

Net (loss) income	$(158,856)	$81,718
Depreciation and amortization	38,905	34,289
Interest expense, net	16,171	12,760
Income tax provision	15,090	30,976
EBITDA	(88,690)	159,743
Pre-opening costs (a)	2,006	694
Non-cash lease expense (b)	547	(7,115)
Impairment charges (c)	197,712	—
Stock-based compensation (d)	3,382	4,263
Management transition costs (e)	—	473
Foreign exchange losses (gains) (f)	23	(14)
Elfa severance charges (g)	383	—
Acquisition-related costs (h)	63	745
COVID-19 costs (i)	—	203
Other costs (j)	—	17
Adjusted EBITDA	$115,426	$159,009
(a)	Non-capital expenditures associated with opening new stores, and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.
(c)	Non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(d)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(e)	Costs related to the transition of key executives including signing bonus, severance and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(f)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(g)	Elfa severance charges recorded in selling, general and administrative expenses in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(h)	Includes acquisition and legal costs incurred in fiscal 2022 and fiscal 2021 associated with the acquisition of C Studio on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(i)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in fiscal 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(j)	Includes other charges unrelated to COVID-19, which we do not consider in our evaluation of ongoing performance.

A reconciliation of the GAAP financial measures of net (loss) income and net (loss) income per common share—diluted to the non-GAAP financial measures of adjusted net income and adjusted net income per common share—diluted is set forth below:

	Fiscal Year Ended
	April 1,	April 2,
	2023	2022
Numerator:
Net (loss) income	$(158,856)	$81,718
Impairment charges (a)	197,712	—
Management transition costs (b)	—	473
Elfa severance charges (c)	383	—
Acquisition-related costs (d)	63	745
COVID-19 costs (e)	—	220
Legal settlement (f)	(2,600)	—
Taxes (g)	533	(302)
Adjusted net income	$37,235	$82,854
Denominator:
Weighted-average common shares outstanding — basic	49,539,875	49,447,612
Weighted-average common shares outstanding — diluted	49,863,008	50,294,118

Net (loss) income per common share — diluted	$(3.21)	$1.62
Adjusted net income per common share — diluted	$0.75	$1.65
(a)	Non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(b)	Costs related to the transition of key executives including signing bonus, severance, and relocation costs recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(c)	Elfa severance charges recorded in selling, general and administrative expenses in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(d)	Includes acquisition and legal costs incurred in fiscal 2022 and fiscal 2021 associated with the acquisition of C Studio on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	Includes incremental costs attributable to the COVID-19 pandemic, which primarily consist of sanitization costs in the first quarter of fiscal 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(f)	The Company received a legal settlement, net of legal fees, in the second quarter of fiscal 2022. The amount was recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(g)	Tax impact of adjustments to net income that are considered to be unusual or infrequent tax items, which we do not consider in our evaluation of ongoing performance.

Seasonality

Our unique offering of organizing solutions, custom spaces, and in-home services makes us less susceptible to holiday season shopping patterns than many retailers. Our quarterly results fluctuate, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as pandemics, inflation, and supply chain disruptions, among other things. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis, relative to corresponding periods in prior years. In addition, we may take certain pricing or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 110.0 million (approximately $10,632 as of April 1, 2023) 2019 Elfa revolving credit facility (the “2019 Original Revolving Facility”, as amended, as further discussed under “2019 Elfa Senior Secured Credit Facilities” below), as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, other assets, accounts payable, operating lease liabilities, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2023, we expect total capital expenditures to be in the range of $45,000 to $50,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of six new store openings planned in the second half of fiscal 2023. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities, as amended (as further discussed under “2019 Elfa Senior Secured Credit Facilities” below) will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

On April 1, 2023, we had $6,958 of cash, of which $2,122 was held by our foreign subsidiaries. In addition, we had $91,830 of additional availability under the Revolving Credit Facility and approximately $8,209 of additional availability under the 2019 Elfa Revolving Facilities on April 1, 2023. There were $3,170 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. As of April 1, 2023, the Company has repurchased 939,967 shares of our common stock at an average price of $5.30 per share, totaling $5,000, under a Rule 10b5-1 plan, as part of the share repurchase program. Therefore, an amount of $25,000 remains available to repurchase common stock under the share repurchase program.

Cash flow analysis

A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
	April 1,	April 2,
	2023	2022
Net cash provided by operating activities	$59,305	$56,990
Net cash used in investing activities	(64,411)	(50,422)
Net cash used in financing activities	(1,669)	(9,381)
Effect of exchange rate changes on cash	(519)	(622)
Net decrease in cash	$(7,294)	$(3,435)
Free cash flow (Non-GAAP) (1)	$(4,918)	$23,601
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $59,305 for fiscal 2022. Net loss of $158,856 was combined with non-cash items of $242,713 primarily driven by the $197,712 non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2022 and depreciation and amortization, partially offset by an increase in working capital of $24,552. The increase in working capital during fiscal 2022 was primarily due to timing of payments for accounts payable and accrued liabilities, partially offset by a decrease in merchandise inventory.

Net cash provided by operating activities was $56,990 for fiscal 2021. Net income of $81,718 was combined with non-cash items of $42,686, primarily depreciation and amortization and partially offset by an increase in working capital of $67,414. The increase in working capital during fiscal 2021 was primarily due to an increase in merchandise inventory as a result of increased commodity and freight costs in fiscal 2021, combined with lower units on hand at the end of fiscal 2020.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, as well as acquisition costs and investments and proceeds in the Company’s non-qualified retirement plan.

Net cash used in investing activities was $64,411 for fiscal 2022. Our total capital expenditures for fiscal 2022 were $64,223. We incurred capital expenditures of $29,039 related to three new store openings and existing store maintenance. We incurred capital expenditures of $27,566 primarily related to investments in stores and information technology. The remaining $7,618 of capital expenditures were primarily related to the distribution centers. The Company expects capital expenditures for fiscal 2023 to be in the range of approximately $45,000 to $55,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development inclusive of six new stores opening in the second half of fiscal 2023.

Net cash used in investing activities was $50,422 for fiscal 2021. Our total capital expenditures for fiscal 2021 were $33,389. We incurred capital expenditures of $21,007 primarily related to investments in information technology and new product rollouts. We incurred capital expenditures of $8,287 related to one new store opening and existing store maintenance. The remaining $4,095 of capital expenditures were primarily related to the distribution centers. In addition, we had net investing cash outflows of $19,445 related to the acquisition of C Studio, partially offset by net proceeds of $2,346 from the non-qualified retirement plan and proceeds of $66 from the sale of property and equipment.

Net cash used in financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash used in financing activities was $1,669 for fiscal 2022. This included net borrowings of $5,000 on the Revolving Credit Facility, combined with net borrowings of $795 on the 2019 Elfa Senior Secured Credit Facilities and proceeds of $340 from the exercise of stock options, partially offset by share repurchases of $5,000, repayments of $2,092 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $712 in connection with the withholding of shares upon vesting of restricted stock awards.

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

As of April 1, 2023, we had a total of $91,830 of unused borrowing availability under the Revolving Credit Facility and $5,000 borrowings outstanding.

As of April 1, 2023, Elfa had a total of $8,209 of unused borrowing availability under the 2019 Elfa Revolving Facilities and $2,423 borrowings outstanding.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, among other things. We utilized free cash flow of $4,918 for fiscal 2022 as compared to free cash flow generated of $23,601 in fiscal 2021.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
	April 1,	April 2,
	2023	2022
Net cash provided by operating activities	$59,305	$56,990
Less: Additions to property and equipment	(64,223)	(33,389)
Free cash flow	$(4,918)	$23,601

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended April 1, 2023, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of April 1, 2023, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,312, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.4x.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and each of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of April 1, 2023, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On November 25, 2020, the Company entered into Amendment No. 5 (the “Fifth Amendment”). The Fifth Amendment amends the Revolving Credit Facility to extend the maturity date to the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended. On May 22, 2023, the Company entered into Amendment No. 6 (the “Sixth Amendment”). Pursuant to the terms of the Sixth Amendment, the parties agreed to replace the LIBOR-based interest rate applicable to borrowings under the Revolving Credit Facility with a SOFR-based interest rate, subject to adjustment as specified in the Sixth Amendment.

The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility that were drawn(i) prior to May 22, 2023 accrue interest at LIBOR + 1.25% and (ii) on and after May 22, 2023 accrue interest at Adjusted Term SOFR + 1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 1, 2023, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige, which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced the 2014 Elfa Facilities and entered into a master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,632 as of April 1, 2023) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,115 as of April 1, 2023) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,416 as of April 1, 2023), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of April 1, 2023, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Inventories

Inventories at retail stores and distribution centers are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference, the merchandise age and general economic conditions, including the duration and severity of the economic downturn caused by the COVID-19 pandemic. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

We conducted an annual impairment test of our goodwill balances on January 1, 2023, in accordance with ASC 350, and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments, we determined there was an impairment of goodwill in the TCS segment and recorded total non-cash goodwill impairment charges in fiscal 2022 of $197,712. Future impairment charges could also be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases.

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

As discussed above, we conducted an annual impairment test of our trade name balances on January 1, 2023 in accordance with ASC 350 and an interim assessment as of April 1, 2023, neither of which resulted in an impairment. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.

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

Contractual obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of April 1, 2023, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
		Within
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$165,500	$2,000	$163,500	$—	$—
Revolving loans	5,000	—	5,000	—	—
2019 Elfa revolving facilities	2,423	—	2,423	—	—
Operating leases (1)	512,798	91,610	164,304	123,917	132,967
Finance lease obligations	136	63	73	—	—
Transition tax	648	498	150	—	—
Unrecorded contractual obligations
Estimated interest (2)	47,039	16,891	30,148	—	—
Letters of credit	3,960	3,960	—	—	—
Purchase obligations (3)	54,444	40,293	10,044	4,107	—
Total (4)	$791,948	$155,315	$375,642	$128,024	$132,967
(1)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.
(2)	For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of April 1, 2023, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.
(3)	Purchase obligations include legally binding contracts such as firm commitments for inventory, equipment purchases, marketing-related contracts, software acquisition/license commitments, as well as commitments to make capital expenditures, and legally binding service contracts. Purchase orders for other services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)	The table above excludes defined benefit pension plan obligations of $3,402, which were included in “Other long-term liabilities” in the consolidated balance sheet as of April 1, 2023. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2023, expressed an unqualified opinion thereon.

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

Valuation of goodwill
Description of the Matter

At April 1, 2023, the Company’s goodwill was $23.4 million. As discussed in Note 1 and Note 2 in the consolidated financial statements, goodwill is tested for impairment on an annual basis during the fourth quarter, or more frequently if events occur that indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount. Therefore, the Company conducted their annual impairment test of goodwill on January 1, 2023, and an interim impairment test as of April 1, 2023, due to indicators identified during the fourth quarter of fiscal 2022, that resulted in total impairment charges of $197.7 million. Goodwill is tested for impairment at the reporting unit level.

Auditing the Company’s impairment tests for goodwill is complex and required significant judgment in estimating the fair value of reporting units. In particular, the fair value estimate was sensitive to assumptions such as forecasted net sales growth rates, gross margin and selling, general and administrative percentages and weighted average cost of capital (“WACC”), all of which are affected by management’s expectations about future market or economic conditions, as well as Company specific strategic initiatives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in its valuation models.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared projected cash flows to the Company’s historical cash flows and other available industry information. We involved our valuation specialists to assist in reviewing the valuation methodologies and testing the WACC. We assessed the historical accuracy of management’s estimates by performing retrospective reviews of forecasts used in prior year and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Valuation of operating lease right-of-use assets and operating lease liabilities
Description of the Matter

As discussed in Note 1 and Note 12 in the consolidated financial statements, the Company recorded noncurrent operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities of $348.0 million, $57.2 million and $314.1 million, respectively, as of April 1, 2023. The Company’s reported operating lease liabilities utilize discount rates to calculate the estimated present value of future lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments.

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

Our audit procedures included, among others, evaluating (i) the reasonableness of the methodology used to estimate the IBR; (ii) the significant inputs used to derive the IBR; and (iii) the mathematical accuracy of the computation of the IBR, with the assistance of our valuation specialists. Additionally, with the assistance of our valuation specialists, we created independent estimates of the IBR and compared the results to the Company’s IBR.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Dallas, Texas

May 26, 2023

The Container Store Group, Inc.

Consolidated balance sheets

	April 1,	April 2,
(In thousands)	2023	2022
Assets
Current assets:
Cash	$6,958	$14,252
Accounts receivable, net	25,870	30,225
Inventory	170,637	192,783
Prepaid expenses	14,989	11,628
Income taxes receivable	858	1,687
Other current assets	10,914	9,836
Total current assets	230,226	260,411
Noncurrent assets:
Property and equipment, net	158,702	140,198
Noncurrent operating lease right-of-use assets	347,959	347,519
Goodwill	23,447	221,159
Trade names	221,278	224,938
Deferred financing costs, net	150	203
Noncurrent deferred tax assets, net	568	865
Other assets	2,844	2,284
Total noncurrent assets	754,948	937,166
Total assets	$985,174	$1,197,577

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets

	April 1,	April 2,
(In thousands, except share and per share amounts)	2023	2022
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$52,637	$84,059
Accrued liabilities	74,673	89,004
Current borrowings on revolving lines of credit	2,423	1,790
Current portion of long-term debt	2,063	2,096
Current operating lease liabilities	57,201	52,540
Income taxes payable	1,318	6,026
Total current liabilities	190,315	235,515
Noncurrent liabilities:
Long-term debt	163,385	158,564
Noncurrent operating lease liabilities	314,100	317,345
Noncurrent deferred tax liabilities, net	49,338	50,493
Other long-term liabilities	5,851	7,564
Total noncurrent liabilities	532,674	533,966
Total liabilities	722,989	769,481
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,181,562 shares issued at April 1, 2023; 49,635,447 shares issued at April 2, 2022	492	496
Additional paid-in capital	872,204	874,190
Accumulated other comprehensive loss	(32,509)	(27,444)
Retained deficit	(578,002)	(419,146)
Total shareholders’ equity	262,185	428,096
Total liabilities and shareholders’ equity	$985,174	$1,197,577

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Fiscal Year Ended
	April 1,	April 2,	April 3,
(In thousands, except share and per share amounts)	2023	2022	2021
Net sales	$1,047,258	$1,094,119	$990,088
Cost of sales (excluding depreciation and amortization)	446,295	457,882	419,611
Gross profit	600,963	636,237	570,477
Selling, general, and administrative expenses (excluding depreciation and amortization)	486,431	471,586	426,765
Impairment charges	197,712	—	—
Stock-based compensation	3,382	4,263	7,823
Pre-opening costs	2,006	694	1,026
Depreciation and amortization	38,905	34,289	34,731
Other expenses	—	—	1,112
Loss (gain) on disposal of assets	122	(49)	16
(Loss) income from operations	(127,595)	125,454	99,004
Interest expense, net	16,171	12,760	17,268
Loss on extinguishment of debt	—	—	893
(Loss) income before taxes	(143,766)	112,694	80,843
Provision for income taxes	15,090	30,976	22,560
Net (loss) income	$(158,856)	$81,718	$58,283

Net (loss) income per common share — basic	$(3.21)	$1.65	$1.20
Net (loss) income per common share — diluted	$(3.21)	$1.62	$1.17

Weighted-average common shares — basic	49,539,875	49,447,612	48,537,883
Weighted-average common shares — diluted	49,539,875	50,294,118	49,712,637

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive (loss) income

	Fiscal Year Ended
	April 1,	April 2,	April 3,
(In thousands)	2023	2022	2021
Net (loss) income	$(158,856)	$81,718	$58,283
Unrealized (loss) gain on financial instruments, net of tax (benefit) provision of ($26), ($1,093), and $3,071	(51)	(3,123)	8,737
Pension liability adjustment, net of tax provision of $168, $145, and $53	792	506	196
Foreign currency translation adjustment	(5,806)	(5,824)	8,359
Comprehensive (loss) income	$(163,921)	$73,277	$75,575

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Retained	shareholders’
(In thousands, except share amounts)	Shares	Amount	capital	income (loss)	deficit	equity
Balance at March 28, 2020	48,316,559	483	866,667	(36,295)	(559,147)	271,708
Net income	—	—	—	—	58,283	58,283
Stock-based compensation	—	—	7,823	—	—	7,823
Vesting of restricted stock awards	478,795	5	(5)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(1,933)	—	—	(1,933)
Stock options exercised	42,907	—	496	—	—	496
Foreign currency translation adjustment	—	—	—	8,359	—	8,359
Unrealized gain on financial instruments, net of $3,071 tax provision	—	—	—	8,737	—	8,737
Pension liability adjustment, net of $53 tax provision	—	—	—	196	—	196
Balance at April 3, 2021	48,838,261	488	873,048	(19,003)	(500,864)	353,669
Net income	—	—	—	—	81,718	81,718
Stock-based compensation	—	—	4,263	—	—	4,263
Vesting of restricted stock awards	671,409	7	(7)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(3,678)	—	—	(3,678)
Stock options exercised	125,777	1	564	—	—	565
Foreign currency translation adjustment	—	—	—	(5,824)	—	(5,824)
Unrealized loss on financial instruments, net of $1,093 tax benefit	—	—	—	(3,123)	—	(3,123)
Pension liability adjustment, net of $145 tax provision	—	—	—	506	—	506
Balance at April 2, 2022	49,635,447	496	874,190	(27,444)	(419,146)	428,096
Net loss	—	—	—	—	(158,856)	(158,856)
Stock-based compensation	—	—	3,382	—	—	3,382
Vesting of restricted stock awards	412,488	4	(4)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(712)	—	—	(712)
Stock options exercised	73,594	1	339	—	—	340
Repurchases of common stock	(939,967)	(9)	(4,991)			(5,000)
Foreign currency translation adjustment	—	—	—	(5,806)	—	(5,806)
Unrealized loss on financial instruments, net of $26 tax benefit	—	—	—	(51)	—	(51)
Pension liability adjustment, net of $168 tax provision	—	—	—	792	—	792
Balance at April 1, 2023	49,181,562	$492	$872,204	$(32,509)	$(578,002)	$262,185

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Fiscal Year Ended
	April 1,	April 2,	April 3,
(In thousands)	2023	2022	2021
Operating activities
Net (loss) income	$(158,856)	$81,718	$58,283
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,905	34,289	34,731
Stock-based compensation	3,382	4,263	7,823
Impairment charges	197,712	—	—
Loss (gain) on disposal of assets	122	(49)	16
Loss on extinguishment of debt	—	—	893
Deferred tax (benefit) expense	(351)	3,621	(4,740)
Non-cash interest	1,884	1,883	1,870
Other	1,059	(1,321)	161
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	1,836	(1,631)	(1,497)
Inventory	20,450	(63,533)	(2,403)
Prepaid expenses and other assets	(4,584)	(1,474)	(3,821)
Accounts payable and accrued liabilities	(37,684)	9,814	35,203
Net change in lease assets and liabilities	1,013	(6,232)	(4,118)
Income taxes	(5,213)	(1,811)	11,346
Other noncurrent liabilities	(370)	(2,547)	2,912
Net cash provided by operating activities	59,305	56,990	136,659

Investing activities
Additions to property and equipment	(64,223)	(33,389)	(17,176)
C Studio acquisition, net of cash acquired	—	(19,445)	—
Investments in non-qualified plan trust	(1,147)	(362)	(182)
Proceeds from non-qualified plan trust redemptions	916	2,708	1,810
Proceeds from sale of property and equipment	43	66	65
Net cash used in investing activities	(64,411)	(50,422)	(15,483)

Financing activities
Borrowings on revolving lines of credit	80,292	75,167	56,132
Payments on revolving lines of credit	(79,497)	(73,269)	(66,227)
Borrowings on long-term debt	40,000	38,000	200,000
Payments on long-term debt	(37,092)	(45,167)	(355,954)
Payment of debt issuance costs	—	—	(5,579)
Repurchases of common stock	(5,000)	—	—
Payment of taxes with shares withheld upon restricted stock vesting	(712)	(4,677)	(931)
Proceeds from the exercise of stock options	340	565	496
Net cash used in financing activities	(1,669)	(9,381)	(172,063)

Effect of exchange rate changes on cash	(519)	(622)	819

Net decrease in cash	(7,294)	(3,435)	(50,068)
Cash at beginning of fiscal period	14,252	17,687	67,755
Cash at end of fiscal period	$6,958	$14,252	$17,687

Supplemental information:
Cash paid for interest	$13,688	$10,745	$16,661
Cash paid for taxes	$21,275	$30,163	$16,939
Purchases of property and equipment (included in accounts payable)	$3,653	$9,469	$2,251
Cash paid for amounts included in the measurement of operating lease liabilities	$90,468	$94,869	$86,720
Additions to right-of-use assets	$52,902	$85,715	$57,708

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements

(In thousands, except share amounts and unless
otherwise stated)

April 1, 2023

1. Nature of business and summary of significant accounting policies

Description of business

The Container Store, Inc. was founded in 1978 in Dallas, Texas, as a retailer with a mission to provide customers with storage and organizing solutions to accomplish their projects through an assortment of innovative products and unparalleled customer service. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. (the “Company”), a holding company, of which a majority stake was purchased by Leonard Green and Partners, L.P. (“LGP”), with the remainder held by certain employees of The Container Store, Inc. On November 6, 2013, the Company completed the initial public offering of its common stock (the “IPO”) at which time LGP held a controlling interest in the Company as the majority shareholder. In fiscal 2020, LGP sold some of the common stock of the Company, reducing their ownership to less than 50% of the Company’s outstanding common stock. Although LGP is no longer the majority shareholder, LGP continues to have significant influence over the Company.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of April 1, 2023, The Container Store, Inc. operated 97 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website, responsive mobile site and app, and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis. C Studio Manufacturing, Inc. (“C Studio”), formerly known as “Closet Parent Company, Inc.”, or “Closet Works”, assumed its new name effective January 2023. We own and operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

All references to “fiscal 2023” herein represent the results of the 52-week fiscal year ending March 30, 2024, references to “fiscal 2022” represent the results of the 52-week fiscal year ended April 1, 2023, references to “fiscal 2021” represent the results of the 52-week fiscal year ended April 2, 2022 and references to “fiscal 2020” represent the results of the 53-week fiscal year ended April 3, 2021.

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

Contract Balances

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. See Note 3 for disclosure on the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of April 1, 2023 and April 2, 2022.

Gift cards and merchandise credits

Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2022, fiscal 2021, and fiscal 2020) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $1,548, $1,403, and $1,914 of gift card breakage in fiscal years 2022, 2021, and 2020, respectively.

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

Leases

We recognize a lease liability upon lease commencement, measured at the present value of the fixed future minimum lease payments over the lease term. We have elected the practical expedient to not separate lease and non-

lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a right-of-use asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and right-of-use asset when a change to our future minimum lease payments occurs. Lease expense on operating leases is recorded on a straight-line basis over the term of the lease and is recorded in selling, general and administrative expenses (“SG&A”).

Advertising

All advertising costs of the Company are expensed when incurred, or upon the release of the initial advertisement, except for production costs related to direct mailings to customers, which are initially capitalized. Production costs related to direct mailings consist primarily of printing and postage and are expensed upon initial mailing to the customer. Advertising costs are recorded in SG&A. Pre-opening advertising costs are recorded in pre-opening costs. Total advertising expense incurred for fiscal years 2022, 2021, 2020, was $35,786, $36,784, and $32,088, respectively.

Pre-opening costs

Non-capital expenditures associated with opening new stores and distribution centers and relocating stores, including marketing expenses, travel and relocation costs are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.

Income taxes

We account for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring an accrual as of April 1, 2023 and April 2, 2022. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

Accounts receivable

Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.’s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.’s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $820 and $327 at April 1, 2023 and April 2, 2022, respectively.

Inventories

Inventories at retail stores and distribution centers are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference and the merchandise age. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Costs of developing or obtaining software for internal use or developing the Company’s website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects, are capitalized. For the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021, the Company capitalized $28,211, $11,068, and $2,036, respectively, and amortized $7,610, $4,823, and $4,121, respectively, of costs in connection with the development of internally used software.

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

Self-insured liabilities

We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for employee health benefits, workers’ compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were collectively $2,450 and $2,331 as of April 1, 2023 and April 2, 2022, respectively.

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

We measure the fair value of the operating segment using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets, both level 3 valuations (as defined in Note 14).The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

We conducted an annual impairment test of our goodwill balances on January 1, 2023 in accordance with ASC 350 and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments of TCS segment goodwill, we determined there was an impairment of goodwill in the TCS segment and recorded non-cash goodwill impairment charges of $99,726 and $97,986, as of January 1, 2023 and April 1, 2023, respectively. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand.

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

When performing a quantitative test, the impairment review is performed by comparing the carrying amount to the estimated fair value, determined using a discounted cash flow methodology, a level 3 valuation (as defined in Note 14). If the recorded carrying amount of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections.

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

We conducted an annual impairment test of our trade name balances on January 1, 2023 in accordance with ASC 350 and an interim assessment as of April 1, 2023, neither of which resulted in an impairment.

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

The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2022, the rate of exchange from U.S. dollar to Swedish krona increased from 9.3 to 10.3. The carrying amounts of assets related to Elfa and subject to currency fluctuation were $110,215 and $111,035 as of April 1, 2023 and April 2, 2022, respectively. Foreign currency realized losses of $23, realized gains of $14, and realized losses of $200, are included in SG&A in the consolidated statements of operations in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

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

2. Goodwill and trade names

The estimated goodwill and trade name fair values are computed using estimates as of the measurement date, which is defined as the first day of the fiscal fourth quarter or as of an interim assessment date. The Company makes estimates and assumptions about sales, gross margins, selling, general and administrative percentages and profit margins, based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period and our estimated weighted average cost of capital. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Another estimate using different, but still reasonable, assumptions could produce different results. As there are numerous assumptions and estimations utilized to derive the estimated enterprise fair value of each reporting unit, it is possible that actual results may differ from estimated results requiring future impairment charges.

In fiscal 2021, the Company acquired 100% of the voting equity interest in C Studio, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment. The acquisition price of $21,438 was allocated among assets acquired and liabilities assumed at fair value, with the excess of $18,344 recorded as goodwill. Please refer to Note 5 for additional information regarding the C Studio acquisition.

We conducted an annual impairment test of our goodwill balances on January 1, 2023 in accordance with ASC 350 and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments, we determined there was an impairment of goodwill in the TCS segment and recorded non-cash goodwill impairment charges of $99,726 and $97,986, as of January 1, 2023 and April 1, 2023, respectively. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand.

We conducted an annual impairment test of our trade name balances on January 1, 2023 in accordance with ASC 350 and an interim assessment as of April 1, 2023, neither of which resulted in an impairment.

Future impairment charges could be required if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital increases.

The Company recorded no impairments during fiscal 2021 and fiscal 2020 as a result of the goodwill and trade names impairment tests performed.

The changes in the carrying amounts of goodwill and trade names were as follows in fiscal 2022 and fiscal 2021:

	Goodwill	Trade names
Balance at April 3, 2021
Gross balance	410,467	259,203
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$202,815	$227,669
Foreign currency translation adjustments	—	(2,731)
C Studio acquisition	18,344	—
Balance at April 2, 2022
Gross balance	428,811	256,472
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$221,159	$224,938
Foreign currency translation adjustments	—	(3,660)
Balance at April 1, 2023
Gross balance	428,811	252,812
Impairment charges	(197,712)	—
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$23,447	$221,278

3. Detail of certain balance sheet accounts

	April 1,	April 2,
	2023	2022
Accounts receivable, net:
Trade receivables, net	$18,269	$19,170
Credit card receivables	6,165	9,308
Other receivables	1,436	1,747
	$25,870	$30,225
Inventory:
Finished goods	$160,108	$186,025
Raw materials	9,289	5,769
Work in progress	1,240	989
	$170,637	$192,783
Property and equipment, net:
Land and buildings	$15,693	$16,923
Furniture and fixtures	84,359	79,161
Machinery and equipment	110,908	110,498
Computer software and equipment	163,943	129,978
Leasehold improvements	171,522	158,884
Construction in progress	10,363	16,280
Other	646	1,011
	557,434	512,735
Less accumulated depreciation and amortization	(398,732)	(372,537)
	$158,702	$140,198

Accrued liabilities:
Accrued payroll, benefits and bonuses	$24,224	$32,316
Unearned revenue	15,700	22,603
Accrued transaction and property tax	14,072	15,056
Gift cards and store credits outstanding	13,002	11,921
Accrued sales returns	3,366	3,197
Accrued interest	189	121
Other accrued liabilities	4,120	3,790
	$74,673	$89,004

Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, Unearned revenue included in Accrued liabilities, and Gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. Unearned revenue was $22,603 as of April 2, 2022, and $20,908 was subsequently recognized into revenue in fiscal 2022. Gift cards and store credits outstanding was $11,921 as of April 2, 2022, and $3,934 was subsequently recognized into revenue in fiscal 2022. See Note 15 for disaggregated revenue disclosures.

4. Long-term debt and revolving lines of credit

Long-term debt and revolving lines of credit consist of the following:

	April 1,	April 2,
	2023	2022
Senior secured term loan facility	$165,500	$167,500
2019 Elfa revolving facilities	2,423	1,790
Obligations under finance leases	136	179
Revolving credit facility	5,000	—
Total debt	173,059	169,469
Less current portion	(4,486)	(3,886)
Less deferred financing costs (1)	(5,188)	(7,019)
Total long-term debt	$163,385	$158,564
(1)	Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.

Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to April 1, 2023, are as follows:

Within 1 year	$2,063
2 years	4,465
3 years	166,531
4 years	—
5 years	—
Thereafter	—
$173,059

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (the “Senior Secured Term Loan Facility”). On November 25, 2020, the Company entered into Amendment No.7 (the “Seventh Amendment”) to the Senior Secured Term Loan Facility. In connection with the Seventh Amendment, the Company (a) paid down approximately $47,200 of the outstanding loans under the Senior Secured Term Loan Facility, which reduced the aggregate principal amount of the loans under the facility to $200,000 and (b) amended the Senior Secured Term Loan Facility to, among other things, extend the maturity date to January 31, 2026 and impose a 1.00% premium if a voluntary prepayment is made from the proceeds of a repricing transaction within the one year anniversary of the Seventh Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the balloon payment for the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended April 1, 2023, the applicable interest rate margin for LIBOR loans was 4.75%, subject to a LIBOR floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for LIBOR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of April 1, 2023, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,312, net of deferred financing costs, and the consolidated leverage ratio was approximately 1.4.

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

The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions and also require certain mandatory prepayments of the Senior Secured Term Loan Facility, among these an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of April 1, 2023, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On November 25, 2020, the Company entered into Amendment No. 5 (the “Fifth Amendment”). The Fifth Amendment amends the Revolving Credit Facility to extend the maturity date to the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended. On May 22, 2023, the Company entered into Amendment No. 6 (the “Sixth Amendment”). Pursuant to the terms of the Sixth Amendment, the parties agreed to replace the LIBOR-based interest rate applicable to borrowings under the Revolving Credit Facility with a SOFR-based interest rate, subject to adjustment as specified in the Sixth Amendment.

The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility that were drawn (i) prior to May 22, 2023 accrue interest at LIBOR +1.25% and (ii) on and after May 22, 2023 accrue interest at Adjusted Term SOFR +1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of April 1, 2023, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

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

There was $91,830 available under the Revolving Credit Facility as of April 1, 2023, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended April 1, 2023, were $43,170. The Container Store, Inc. had $5,000 of borrowings outstanding under the Revolving Credit Facility as of April 1, 2023.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AbpAB, filial i Sverige entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,632 as of April 1, 2023) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,115 as of April 1, 2023) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,416 as of April 1, 2023), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of April 1, 2023, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

There was $8,209 available under the 2019 Elfa Senior Secured Credit Facilities as of April 1, 2023, based on the factors described above. There were $2,423 of borrowings outstanding under the 2019 Elfa Senior Secured Credit Facilities as of April 1, 2023.

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

Amortization expense of deferred financing costs was $1,884, $1,883, and $1,870, in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured
	Term Loan	Revolving
	Facility	Credit Facility	Total
Within 1 year	$1,831	$53	$1,884
2 years	1,831	53	1,884
3 years	1,526	44	1,570
4 years	—	—	—
5 years	—	—	—
Thereafter	—	—	—
	$5,188	$150	$5,338

closet

5. C Studio Acquisition

On December 30, 2021, the Company acquired 100% of the voting equity interest in “Closet Parent Company, Inc”, or “Closet Works” (now C Studio), which designs and manufactures the Company’s premium wood-based custom space product offering.

The acquisition date fair value of the consideration transferred totaled $21,438 of cash (subject to working capital and certain other adjustments as set forth in the purchase agreement for the acquisition). The C Studio acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value, with the excess recorded as goodwill.

The allocation of consideration to the net tangible assets acquired and liabilities assumed reflects fair value estimates and analyses using the cost and market approaches. The following table summarizes the provisional measurements of tangible assets, liabilities, goodwill and deferred income tax assets at the acquisition date and purchase accounting entries made subsequent to the acquisition date. During fiscal 2022, we had immaterial true-ups as noted below.

	December 30,		December 30,
	2021		2021
	(as reported at April 2, 2022)	Adjustments	(as reported at April 1, 2023)
Cash	$1,993	$(3)	$1,990
Accounts receivable	389	3	392
Inventory	1,300	-	1,300
Prepaid expenses	177	-	177
Property and equipment, net	2,988	-	2,988
Operating lease right-of-use assets	1,638	-	1,638
Goodwill	18,344	-	18,344
Other assets	40	-	40
Total identifiable assets acquired	26,869	-	26,869
Accounts payable	(989)	20	(969)
Accrued liabilities	(2,269)	(20)	(2,289)
Current operating lease liabilities	(446)	-	(446)
Noncurrent operating lease liabilities	(1,092)	-	(1,092)
Noncurrent deferred tax liabilities, net	(635)	-	(635)
Total liabilities	(5,431)	-	(5,431)
Total purchase price	$21,438	$-	$21,438

The goodwill recorded in connection with the acquisition, which is not expected to be deductible for tax purposes, was included in our TCS segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of C Studio. The goodwill for C Studio was included in the annual impairment assessment as of January 1, 2023, conducted in accordance with ASC 350, and the interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments, we determined there was an impairment of TCS segment goodwill and recorded total non-cash goodwill impairment charges of $99,726 and $97,986, as of January 1, 2023 and April 1, 2023, respectively.

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

The Company recognized $745 of acquisition-related costs that were expensed as incurred in fiscal 2021. These costs were included in the consolidated statement of operations as selling, general and administrative expenses.

The Company began consolidating C Studio upon completion of the acquisition effective December 30, 2021.

6. Income taxes

Components of the provision for income taxes are as follows:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2023	2022	2021
Income before income taxes:
U.S.	$(149,604)	$98,389	$61,703
Foreign	5,838	14,305	19,140
	$(143,766)	$112,694	$80,843
Current
Federal	$10,942	$18,510	$17,727
State	3,758	6,194	5,738
Foreign	741	2,651	3,835
Total current provision	15,441	27,355	27,300
Deferred
Federal	(490)	2,998	(3,733)
State	(228)	326	(1,029)
Foreign	367	297	22
Total deferred (benefit) provision	(351)	3,621	(4,740)
Total provision for income taxes	$15,090	$30,976	$22,560

Effective income tax rate reconciliation

Differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2023	2022	2021
Provision computed at federal statutory rate	$(30,191)	$23,666	$16,977
Permanent differences	42,283	1,460	1,326
Change in valuation allowance	422	80	(25)
State income taxes, net of federal benefit	2,810	5,189	3,720
Effect of foreign income taxes	(31)	(75)	7
Other, net	(203)	656	555
	$15,090	$30,976	$22,560

Deferred taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of April 1, 2023 and April 2, 2022, are as follows:

	April 1,	April 2,
	2023	2022
Deferred tax assets:
Inventory	$2,422	$2,257
Loss and credit carryforwards	5,619	5,474
Stock-based compensation	4,129	4,701
Accrued liabilities	4,346	6,006
Operating lease liabilities	96,232	94,811
Capital assets	73	94
Other	31	—
	112,852	113,343
Valuation allowance	(5,402)	(4,991)
Total deferred tax assets	107,450	108,352
Deferred tax liabilities:
Intangibles	(56,990)	(57,269)
Operating lease assets	(88,325)	(87,092)
Capital assets	(10,905)	(12,908)
Other	—	(711)
Total deferred tax liabilities	(156,220)	(157,980)
Net deferred tax liabilities	$(48,770)	$(49,628)

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

Foreign and domestic tax credits, net of valuation allowances, totaled approximately $472 at April 1, 2023 and approximately $551 at April 2, 2022. The various credits available at April 1, 2023 expire in the 2026 tax year.

The Company had deferred tax assets for foreign and state net operating loss carryovers of $1,975 at April 1, 2023, and approximately $2,231 at April 2, 2022. Valuation allowances of $1,975 and $2,051 were recorded against the net operating loss deferred tax assets at April 1, 2023 and April 2, 2022, respectively.

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

7. Employee benefit plans

401(k) Plan

Prior to January 1, 2020, employees of the Company had to complete 11 months of service to participate in the Company’s 401(k) Plan. Effective January 1, 2020, all domestic employees of the Company are eligible to participate in the Company’s 401(k) Plan immediately upon date of hire. Participants may contribute up to 80% of annual compensation, limited to twenty thousand five hundred annually (twenty-seven thousand for participants aged 50 years and over). Effective March 22, 2020, the Company temporarily ceased 401(k) matching contributions. Effective September 2021, the Company reinstated 401(k) matching contributions up to 4% of compensation. The amount charged to expense for the Company’s matching contribution was $4,062, $2,083 and $0, for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

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

The total fair value of the plan asset recorded in other current assets was $3,743 and $3,747 as of April 1, 2023 and April 2, 2022, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $3,754 and $3,763 as of April 1, 2023 and April 2, 2022, respectively.

Pension plan

The Company provides pension benefits to the employees of Elfa under collectively bargained pension plans in Sweden, which are recorded in other long-term liabilities. The defined benefit plan provides benefits for participating employees based on years of service and final salary levels at retirement. The defined benefit plans are unfunded and the plan was frozen in fiscal 2021. As such, a curtailment gain of $669 was recorded in the Consolidated statement of income during fiscal 2021. Certain employees also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation.

The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	April 1,	April 2,
	2023	2022
Change in benefit obligation:
Projected benefit obligation, beginning of year	$4,553	$5,985
Service cost	—	19
Interest cost	94	101
Benefits paid	(169)	(192)
Curtailment gain	—	(669)
Actuarial gain	(634)	(351)
Exchange rate gains	(442)	(340)
Projected benefit obligation, end of year	3,402	4,553
Fair value of plan assets, end of year	—	—
Underfunded status, end of year	$(3,402)	$(4,553)
Discount rate	4.2%	1.9%
Rate of pay increases	0.0%	3.0%

The following table provides the components of net periodic benefit cost for fiscal years 2022, 2021, and 2020:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2023	2022	2021
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$—	$19	$85
Interest cost	94	101	83
Curtailment gain	—	(669)	—
Amortization of unrecognized net loss	86	118	141
Net periodic benefit cost for defined benefit plan	180	(431)	309
Defined contribution plans	1,803	1,824	1,686
Total net periodic benefit cost	$1,983	$1,393	$1,995

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

As of April 1, 2023, there are 11,116,570 shares authorized and 5,855,186 shares available for grant under the Amended and Restated Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Restricted Stock Awards

The Company periodically grants time-based and performance-based restricted stock awards under the Company’s Amended and Restated Plan to certain Directors and employees. The following table summarizes the Company's restricted stock award grants during fiscal 2022, fiscal 2021, and fiscal 2020.

										Number of
										Performance-
						Number of				Based
	Total		Number of			Performance-		Performance-		Awards
	Number of		Time-Based	Time-Based		Based		Based		that Met
	Awards	Grant Date	Awards	Vesting		Awards		Vesting		Performance
Grant Date	Granted	Fair Value	Granted	Period		Granted		Period		Condition
June 1, 2020	1,358,709	$3.03	336,876	3	years	1,021,833	(1)	3	years	1,021,833
August 26, 2020	203,048	$3.94	203,048	3	years	—		N/A		N/A
February 1, 2021	50,100	$15.51	50,100	3	years	—		N/A		N/A
June 1, 2021	335,719	$13.22	98,343	3	years	237,376	(2)	3	years	237,376
September 1, 2021	90,040	$11.55	90,040	1	year	—		N/A		N/A
March 29, 2022	6,408	$8.67	6,408	1	year	—		N/A		N/A
June 1, 2022	994,681	$7.56	234,062	3	years	760,619	(3)	3	years	0
August 31, 2022	153,392	$6.78	153,392	1	years	—		N/A		N/A
(1)	These performance-based restricted stock awards vest based on achievement of fiscal 2020 performance targets and are also subject to time-based vesting requirements.
(2)	These performance-based restricted stock awards vest based on achievement of fiscal 2021 performance targets and are also subject to time-based vesting requirements.
(3)	These performance-based restricted stock awards vest based on achievement of fiscal 2022 performance targets and are also subject to time-based vesting requirements.

Stock-based compensation cost related to restricted stock awards was $3,382, $4,262 and $7,470 for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. During fiscal 2020, the Company remeasured certain performance-based restricted stock awards at fair value subsequent to the grant date as a result of liability accounting under ASC 718. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of April 1, 2023 is expected to be $2,638 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.1 years.

The following table summarizes the Company’s restricted stock awards activity during fiscal 2021 and fiscal 2022:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair Value
Nonvested at April 3, 2021	1,601,037	$4.03
Granted	432,167	12.80
Vested	(671,409)	4.13
Forfeited	(92,582)	4.98
Withheld related to net settlement	(278,440)	3.36
Nonvested at April 2, 2022	990,773	$7.89
Granted	1,148,073	7.45
Vested	(412,988)	7.84
Forfeited	(877,301)	7.50
Withheld related to net settlement	(86,482)	6.22
Nonvested at April 1, 2023	762,075	$7.87

Stock Options

The Company periodically grants nonqualified stock options under the Amended and Restated Plan to non-employee directors of the Company. The stock option grants generally vest in equal annual installments over 3 years. The stock option grants are approved by the Board and consist of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were no stock option grants in fiscal 2022, fiscal 2021 or fiscal 2020.

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

Stock-based compensation cost related to stock options was $0, $0, and $354, during fiscal 2022, fiscal 2021, and fiscal 2020, respectively. As of April 1, 2023, there was zero remaining unrecognized compensation cost (net of estimated forfeitures). The intrinsic value of shares exercised was $155, $415, and $882 during fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The fair value of shares vested was $0, $0, and $779, during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

The following table summarizes the Company’s stock option activity during fiscal 2022, fiscal 2021, and fiscal 2020:

	Fiscal Year
	2022				2021				2020
			Weighted-				Weighted-				Weighted-
		Weighted-	average			Weighted-	average			Weighted-	average
		average	contractual	Aggregate		average	contractual	Aggregate		average	contractual	Aggregate
		exercise	term	intrinsic		exercise	term	intrinsic		exercise	term	intrinsic
		price	remaining	value		price	remaining	value		price	remaining	value
	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)	Shares	(per share)	(years)	(thousands)
Beginning balance	1,966,465	$15.49			2,259,041	$15.07			2,559,232	$15.30
Granted	—	$—			—	$—			—	$—
Exercised	(73,594)	$4.62			(125,777)	$4.50			(42,907)	$11.57
Forfeited	—	$—			—	$—			(9,130)	$18.00
Expired	(179,801)	$17.53			(166,799)	$18.09			(248,154)	$18.00
Ending balance	1,713,070	$15.74	1.24	$—	1,966,465	$15.49	2.21	$1,287,521	2,259,041	$15.07	3.26	$5,210,006
Vested and exercisable at end of year	1,713,070	$15.74	1.24	$—	1,966,465	$15.49	2.21	$1,287,521	2,259,041	$15.07	3.26	$5,210,006

9. Shareholders’ equity

Common stock

As of April 1, 2023, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 49,181,562 were issued.

The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.

Preferred stock

As of April 1, 2023, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

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

As of April 1, 2023, the Company repurchased 939,967 shares of our common stock at an average price of $5.30 per share, totaling $5,000, under a Rule 10b5-1 plan as part of the share repurchase program. Therefore, an amount of $25,000 remains available to repurchase common stock under the share repurchase program.

10. Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, were as follows for fiscal 2020, 2021 and 2022:

	Foreign
	currency	Pension	Foreign
	hedge	liability	currency
	instruments	adjustment	translation	Total
Balance at March 28, 2020	$(5,563)	$(2,611)	$(28,121)	$(36,295)

Other comprehensive income before reclassifications, net of tax	8,458	86	8,359	16,903
Amounts reclassified to earnings, net of tax	279	110	—	389
Net current period other comprehensive income	8,737	196	8,359	17,292
Balance at April 3, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

Other comprehensive (loss) income before reclassifications, net of tax	(777)	414	(5,824)	(6,187)
Amounts reclassified to earnings, net of tax	(2,346)	92	—	(2,254)
Net current period other comprehensive (loss) income	(3,123)	506	(5,824)	(8,441)
Balance at April 2, 2022	$51	$(1,909)	$(25,586)	$(27,444)

Other comprehensive (loss) income before reclassifications, net of tax	(51)	792	(5,806)	(5,065)
Amounts reclassified to earnings, net of tax	—	—	—	—
Net current period other comprehensive (loss) income	(51)	792	(5,806)	(5,065)

Balance at April 1, 2023	$—	$(1,117)	$(31,392)	$(32,509)

The unrecognized net actuarial loss included in accumulated other comprehensive income as of April 1, 2023 and April 2, 2022 was $1,117 and $1,909, respectively. Amounts reclassified from AOCL to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company’s consolidated statements of operations. For a description of the Company’s employee benefit plans, refer to Note 7. Amounts reclassified from AOCL to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 11.

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

In fiscal 2022, fiscal 2021, and fiscal 2020, the TCS segment used forward contracts for 1%, 97%, and 93% of inventory purchases in Swedish krona each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.

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

The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective during the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations. During fiscal 2022, the Company did not recognize any amounts associated with the change in fair value of forward contracts not designated as hedge instruments.

The Company had zero net impact in AOCL related to foreign currency hedge instruments at April 1, 2023. There was zero net impact for unrealized gain/loss for settled foreign currency hedge instruments related to inventory on hand as of April 1, 2023.

The changes in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 10 of these financial statements.

12. Leases

We conduct all of our U.S. operations from leased facilities that include our support center, distribution centers, manufacturing facilities, and 97 store locations. The support center, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 15 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

The components of lease costs for the fiscal year ended April 1, 2023 and April 2, 2022 were as follows:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022
Operating lease costs	$91,009	$87,791
Variable lease costs	1,113	1,676
Total lease costs	$92,122	$89,467

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for fiscal 2022.

Weighted average remaining operating lease term and incremental borrowing rate as of April 1, 2023 and April 2, 2022 were as follows:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022
Weighted average remaining lease term (years)	6.5	7.1
Weighted average incremental borrowing rate	10.5%	11.2%

As of April 1, 2023, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year	$91,610
2 years	86,471
3 years	77,833
4 years	68,011
5 years	55,906
Thereafter	132,967
Total lease payments	$512,798
Less amount representing interest	(141,497)
Total lease liability	$371,301
Less current lease liability	(57,201)
Total noncurrent lease liability	$314,100
(1)	Operating lease payments exclude approximately $45,456 of legally binding minimum lease payments for five leases that have been signed but not yet commenced.

13. Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,960 as of April 1, 2023.

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

As of April 1, 2023 and April 2, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds. See Note 5 for non-recurring fair value measurements related to the C Studio acquisition on December 30, 2021.

The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at April 1, 2023 and April 2, 2022:

			April 1,	April 2,
Description		Balance Sheet Location	2023	2022
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,743	$3,747
Total assets			$3,743	$3,747

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of April 1, 2023 and April 2, 2022, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	April 1,	April 2,
	2023	2022
Senior secured term loan facility	$153,915	$166,663
2019 Elfa revolving facilities	2,423	1,790
Obligations under finance leases	136	179
Revolving credit facility	5,000	—
Total fair value of debt	$161,474	$168,632

15. Segment reporting

The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa.

The TCS segment includes the Company’s retail stores, website and call center, as well as in-home services. On December 30, 2021, the Company completed the acquisition of C Studio, which designs and manufactures the Company’s premium wood-based custom space product offering. We determined that TCS and C Studio have similar economic characteristics and meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, we have combined these two operating segments into the TCS reportable segment. Please refer to Note 5 for additional information regarding the C Studio acquisition.

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

Fiscal Year Ended April 1, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$991,379	$55,879	$—	$1,047,258
Intersegment sales	—	70,364	(70,364)	—
Adjusted EBITDA	106,104	15,546	(6,224)	115,426
Depreciation and amortization	36,357	2,548	—	38,905
Interest expense, net	15,640	531	—	16,171
Capital expenditures (1)	61,185	3,038	—	64,223
Goodwill	23,447	—	—	23,447
Trade names (1)	187,048	34,230	—	221,278
Assets (1)	894,512	99,295	(8,633)	985,174

Fiscal Year Ended April 2, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$1,023,193	$70,926	$—	$1,094,119
Intersegment sales	—	60,794	(60,794)	—
Adjusted EBITDA	141,217	13,114	4,678	159,009
Depreciation and amortization	31,061	3,228	—	34,289
Interest expense, net	12,488	272	—	12,760
Capital expenditures (1)	29,746	3,643	—	33,389
Goodwill	221,159	—	—	221,159
Trade names (1)	187,048	37,890	—	224,938
Assets (1)	1,093,447	107,822	(3,692)	1,197,577

Fiscal Year Ended April 3, 2021	TCS	Elfa	Eliminations	Total
Net sales to third parties	$923,083	$67,005	$—	$990,088
Intersegment sales	—	62,918	(62,918)	—
Adjusted EBITDA	126,543	24,865	(885)	150,523
Depreciation and amortization	31,043	3,688	—	34,731
Interest expense, net	16,947	321	—	17,268
Capital expenditures (1)	15,073	2,103	—	17,176
Goodwill	202,815	—	—	202,815
Trade names (1)	187,048	40,621	—	227,669
Assets (1)	979,411	106,408	(7,350)	1,078,469
(1)	Tangible assets and trade names in the Elfa column are located outside of the United States.

A reconciliation of Adjusted EBITDA to income before taxes is set forth below:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2023	2022	2021
(Loss) income before taxes	$(143,766)	$112,694	$80,843
Add:
Depreciation and amortization	38,905	34,289	34,731
Interest expense, net	16,171	12,760	17,268
Pre-opening costs (a)	2,006	694	1,026
Non-cash lease expense (b)	547	(7,115)	4,147
Impairment charges (c)	197,712	—	—
Stock-based compensation (d)	3,382	4,263	7,823
Management transition costs (e)	—	473	1,200
Loss on extinguishment of debt (f)	—	—	893
Foreign exchange losses (gains) (g)	23	(14)	200
Employee retention credit (h)	—	—	(1,028)
Acquisition-related costs (i)	63	745	—
Elfa severance charges (j)	383	—	—
COVID-19 costs (k)	—	203	2,266
COVID-19 severance and other costs (l)	—	17	1,154
Adjusted EBITDA	115,426	159,009	150,523
(a)	Non-capital expenditures associated with opening new stores, relocating stores, including marketing expenses, travel and relocation costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments. Non-cash lease expense decreased in fiscal 2021 due to renegotiated terms with landlords in fiscal 2020 due to COVID-19 that resulted in deferral of $11,900 of certain cash lease payments, which was repaid as of April 2, 2022.
(c)	Non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(d)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(e)	Costs related to the transition of key executives including signing bonus, severance and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(f)	Loss recorded as a result of the Seventh Amendment made to the Senior Secured Term Loan Facility in December 2020, which we do not consider in our evaluation of our ongoing operations.
(g)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(h)	Employee retention credit related to the CARES Act recorded in the third quarter of fiscal 2020 as selling, general and administrative expense which we do not consider in our evaluation of ongoing performance.

(i)	Includes acquisition and legal costs incurred in fiscal 2022 and fiscal 2021 associated with the acquisition of C Studio on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(j)	Elfa severance charges recorded in selling, general and administrative expenses in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(k)	Includes incremental costs attributable to the COVID-19 pandemic, which consist of sanitization costs in fiscal 2021 and fiscal 2020, and hazard pay for distribution center employees in the first quarter of fiscal 2020, all of which are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.
(l)	Severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations. The fiscal 2020 amounts include costs primarily incurred in the first and second quarters of fiscal 2020 associated with the reduction in workforce as a result of the COVID-19 pandemic and the related temporary store closures in fiscal 2020.

The following table shows sales by merchandise category as a percentage of total net sales for fiscal 2022, fiscal 2021, and 2020:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2023	2022	2021
Custom Spaces (1)	39%	38%	35%
Closets	13%	14%	15%
Kitchen and Trash	17%	17%	18%
Storage and Shelving	13%	14%	14%
Office, Collections, Hooks	8%	7%	8%
Bath, Travel, Laundry	6%	6%	5%
Gift Packaging, Seasonal, Impulse	3%	3%	4%
Other	1%	1%	1%
Total	100%	100%	100%
(1)	Custom Spaces includes metal-based and wood-based custom space products and in-home installation services and Elfa segment sales to third parties. Starting in fiscal 2022, the closet lifestyle department products sold by the TCS segment are now included in the remaining general merchandise categories versus prior inclusion in Custom Spaces.

16. Net (loss) income per common share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed as net (loss) income divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potential dilutive securities are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive.

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted net (loss) income per common share calculations:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2023	2022	2021
Numerator:
Net (loss) income	$(158,856)	$81,718	$58,283
Denominator:
Weighted-average common shares — basic	49,539,875	49,447,612	48,537,883
Nonvested restricted stock awards and other dilutive securities	—	846,506	1,174,754
Weighted-average common shares — diluted	49,539,875	50,294,118	49,712,637

Net (loss) income per common share — basic	$(3.21)	$1.65	$1.20
Net (loss) income per common share — diluted	(3.21)	1.62	1.17
Antidilutive securities not included:
Stock options outstanding	1,534,774	1,687,508	1,941,192
Nonvested restricted stock awards	631,025	140,826	28,969

17. Subsequent Events

The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

On May 22, 2023, the Company entered into Amendment No. 6 (the “Sixth Amendment”). Pursuant to the terms of the Sixth Amendment, the parties agreed to replace the LIBOR-based interest rate applicable to borrowings under the Revolving Credit Facility with a SOFR-based interest rate, subject to adjustment as specified in the Sixth Amendment. Borrowings under the Revolving Credit Facility that were drawn (i) prior to May 22, 2023 accrue interest at LIBOR + 1.25% and (ii) on and after May 22, 2023 accrue interest at Adjusted Term SOFR + 1.25%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2023.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2023 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of April 1, 2023, our internal control over financial reporting was effective.

This annual report includes an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Container Store Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Container Store Group, Inc.’s internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Container Store Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes, and our report dated May 26, 2023 expressed an unqualified opinion thereon.

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

May 26, 2023

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

The information regarding the Company’s executive officers is located at the end of Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors,” and “Committees of the Board”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Executive and Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

2.           Financial Statement Schedules

All financial statement schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

3.          Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/2014
3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	9/07/2022
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/2013
4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/2014
4.3	Description of Capital Stock	10-K	001-36161	4.3	6/03/2021
10.1†	Employment Agreement, dated July 27, 2020, between Jeffrey A. Miller and The Container Store Group, Inc.	8-K	001-36161	10.1	7/28/2020
10.2†	Employment Agreement, effective October 20, 2020, between Melissa Collins and The Container Store Group, Inc.	10-Q	001-36161	10.4	10/21/2020
10.3†	Employment Agreement, dated December 21, 2020, between Satish Malhotra and The Container Store Group, Inc.	8-K	001-36161	10.1	12/22/2020
10.4†	Employment Agreement, dated April 22, 2021, between Dhritiman Saha and The Container Store Group, Inc.	10-K	001-36161	10.7	6/03/2021
10.5†	Amendment to Employment Agreement, dated November 4, 2022, by and between Dhritiman Saha and The Container Store Group, Inc.	8-K	001-36161	10.1	11/14/2022
10.6†	Employment agreement effective November 14, 2022, between Stacey Shively and The Container Store Group, Inc.					*
10.7†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/2014
10.8†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-191465	10.2	9/30/2013
10.9†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8-K	001-36161	10.1	9/18/2017
10.10†	Form of Stock Option Agreement under 2013 Amended and Restated Incentive Award Plan	S-1/A	333-191465	10.21	10/21/2013
10.11†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/2013
10.13	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014
10.14	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent (“ABL Credit Agreement”)	S-1	333-191465	10.12	9/30/2013
10.15	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S-1	333-191465	10.13	9/30/2013
10.16	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8-K	001-36161	10.1	10/09/2015
10.17	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.6	8/10/2016
10.18	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.2	8/21/2017
10.19	Amendment No.5 to ABL Credit Agreement, dated as of November 25, 2020	10-Q	001-36161	10.2	2/3/2021
10.20***	Amendment No. 6 to ABL Credit Agreement, dated as of May 22, 2023					*
10.21	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/2013
10.22	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.23	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement (“Term Facility Credit Agreement”)	8-K	001-36161	10.1	11/27/2013
10.24	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.5	8/10/2016
10.25	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.1	8/21/2017
10.26	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/2018
10.27	Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	10-K	001-36161	10.24	5/30/2019
10.28	Amendment No. 7 to Term Facility Credit Agreement, dated as of November 25, 2020 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36161	10.1	2/3/2021
10.29	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/2013
10.30	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.31†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/2013
10.32	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/2013
10.33	Master Credit Agreement, dated March 18, 2019, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Bank	10-K	001-36161	10.33	5/30/2019
10.34†	Amendment Agreement, dated April 14, 2023, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Lender					*
10.35†	Non-Employee Director Compensation Policy of The Container Store Group, Inc., third amended and restated as of April 6, 2021	10-Q	001-36161	10.1	8/04/2021
10.36†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting)	10-Q	001-36161	10.7	8/10/2016
10.37†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting)	10-K	001-36161	10.31	6/17/2020
21.1	Subsidiary List					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document

*     Filed herewith.

**   Furnished herewith.

*** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

†     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
/s/ JEFFREY A. MILLER
Jeffrey A. Miller
Date: May 26, 2023	Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SATISH MALHOTRA	President and Chief Executive Officer (principal executive officer), Director	May 26, 2023
Satish Malhotra

/s/ JEFFREY A. MILLER	Chief Financial Officer (principal financial officer)	May 26, 2023
Jeffrey A. Miller

/s/ KRISTIN SCHWERTNER	Chief Accounting Officer (principal accounting officer)	May 26, 2023
Kristin Schwertner

/s/ ROBERT E. JORDAN	Chairman of the Board	May 26, 2023
Robert E. Jordan

/s/ J. KRISTOFER GALASHAN	Director	May 26, 2023
J. Kristofer Galashan

/s/ LISA KLINGER	Director	May 26, 2023
Lisa Klinger

/s/ANTHONY LADAY	Director	May 26, 2023
Anthony Laday

/s/ NICOLE OTTO	Director	May 26, 2023
Nicole Otto

/s/ JONATHAN SOKOLOFF	Director	May 26, 2023
Jonathan Sokoloff

/s/ CARYL STERN	Director	May 26, 2023
Caryl Stern

/s/ WENDI STURGIS	Director	May 26, 2023
Wendi Sturgis