Form 10-Q
period 2023-07-01
Container Store Group, Inc.
filed 2023-08-02
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 51,392,282 shares of its common stock outstanding as of July 28, 2023.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	July 1,	April 1,	July 2,
(In thousands)	2023	2023	2022
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$12,155	$6,958	$23,206
Accounts receivable, net	21,870	25,870	30,466
Inventory	170,512	170,637	190,752
Prepaid expenses	14,624	14,989	14,612
Income taxes receivable	964	858	808
Other current assets	9,985	10,914	9,826
Total current assets	230,110	230,226	269,670
Noncurrent assets:
Property and equipment, net	157,747	158,702	144,175
Noncurrent operating lease right-of-use assets	353,402	347,959	365,053
Goodwill	23,447	23,447	221,159
Trade names	219,894	221,278	221,633
Deferred financing costs, net	137	150	190
Noncurrent deferred tax assets, net	517	568	636
Other assets	2,702	2,844	1,923
Total noncurrent assets	757,846	754,948	954,769
Total assets	$987,956	$985,174	$1,224,439

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	July 1,	April 1,	July 2,
(In thousands, except share and per share amounts)	2023	2023	2022
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$53,305	$52,637	$68,920
Accrued liabilities	68,218	74,673	81,743
Current borrowings on revolving lines of credit	—	2,423	11,541
Current portion of long-term debt	2,055	2,063	2,072
Current operating lease liabilities	59,996	57,201	54,605
Income taxes payable	670	1,318	10,464
Total current liabilities	184,244	190,315	229,345
Noncurrent liabilities:
Long-term debt	183,333	163,385	173,502
Noncurrent operating lease liabilities	320,845	314,100	332,800
Noncurrent deferred tax liabilities, net	45,062	49,338	48,309
Other long-term liabilities	5,394	5,851	6,876
Total noncurrent liabilities	554,634	532,674	561,487
Total liabilities	738,878	722,989	790,832
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,390,882 shares issued at July 1, 2023; 49,181,562 shares issued at April 1, 2023; 49,941,336 shares issued at July 2, 2022	494	492	499
Additional paid-in capital	872,536	872,204	875,016
Accumulated other comprehensive loss	(34,113)	(32,509)	(33,241)
Retained deficit	(589,839)	(578,002)	(408,667)
Total shareholders’ equity	249,078	262,185	433,607
Total liabilities and shareholders’ equity	$987,956	$985,174	$1,224,439

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended
	July 1,	July 2,
(In thousands, except share and per share amounts) (unaudited)	2023	2022
Net sales	$207,112	$262,634
Cost of sales (excluding depreciation and amortization)	92,563	112,546
Gross profit	114,549	150,088
Selling, general, and administrative expenses (excluding depreciation and amortization)	111,380	121,909
Stock-based compensation	474	1,201
Pre-opening costs	185	36
Depreciation and amortization	10,512	9,006
Other expenses	2,453	—
Loss on disposal of assets	1	1
(Loss) income from operations	(10,456)	17,935
Interest expense, net	4,967	3,223
(Loss) income before taxes	(15,423)	14,712
(Benefit) provision for income taxes	(3,586)	4,233
Net (loss) income	$(11,837)	$10,479

Net (loss) income per common share — basic	$(0.24)	$0.21
Net (loss) income per common share — diluted	$(0.24)	$0.21

Weighted-average common shares — basic	49,252,869	49,719,559
Weighted-average common shares — diluted	49,252,869	50,312,855

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended
	July 1,	July 2,
(In thousands) (unaudited)	2023	2022
Net (loss) income	$(11,837)	$10,479
Unrealized (loss) on financial instruments, net of tax benefit of ($39)	—	(113)
Pension liability adjustment	59	214
Foreign currency translation adjustment	(1,663)	(5,898)
Comprehensive (loss) income	$(13,441)	$4,682

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Thirteen Weeks Ended
	July 1,	July 2,
(In thousands) (unaudited)	2023	2022
Operating activities
Net (loss) income	$(11,837)	$10,479
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,512	9,006
Stock-based compensation	474	1,201
Loss on disposal of assets	1	1
Deferred tax benefit	(3,975)	(1,325)
Non-cash interest	471	471
Other	193	81
Changes in operating assets and liabilities:
Accounts receivable	5,894	(2,101)
Inventory	(234)	(59)
Prepaid expenses and other assets	1,173	(2,415)
Accounts payable and accrued liabilities	(8,707)	(17,280)
Net change in lease assets and liabilities	4,101	7
Income taxes	(739)	5,271
Other noncurrent liabilities	(315)	(165)
Net cash (used in) provided by operating activities	(2,988)	3,172

Investing activities
Additions to property and equipment	(8,898)	(17,620)
Investments in non-qualified plan trust	(128)	(767)
Proceeds from non-qualified plan trust redemptions	83	60
Proceeds from sale of property and equipment	1	—
Net cash used in investing activities	(8,942)	(18,327)

Financing activities
Borrowings on revolving lines of credit	12,799	23,834
Payments on revolving lines of credit	(15,180)	(13,528)
Borrowings on long-term debt	20,000	15,000
Payments on long-term debt	(518)	(530)
Payment of taxes with shares withheld upon restricted stock vesting	(140)	(712)
Proceeds from the exercise of stock options	—	340
Net cash provided by financing activities	16,961	24,404

Effect of exchange rate changes on cash	166	(295)

Net increase in cash	5,197	8,954
Cash at beginning of fiscal period	6,958	14,252
Cash at end of fiscal period	$12,155	$23,206

Purchases of property and equipment (included in accounts payable)	$4,678	$6,486
Cash paid for amounts included in the measurement of operating lease liabilities	$23,474	$22,254
Additions to right-of-use assets in exchange for operating lease liabilities	$19,429	$30,321

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

				Accumulated
			Additional	other		Total
(In thousands, except share amounts)	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	Shares	Amount	capital	(loss) income	deficit	equity
Balance at April 1, 2023	49,181,562	$492	$872,204	$(32,509)	$(578,002)	$262,185
Net loss	—	—	—	—	(11,837)	(11,837)
Stock-based compensation	—	—	474	—	—	474
Vesting of restricted stock awards	209,320	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(140)	—	—	(140)
Foreign currency translation adjustment	—	—	—	(1,663)	—	(1,663)
Pension liability adjustment	—	—	—	59	—	59
Balance at July 1, 2023	49,390,882	$494	$872,536	$(34,113)	$(589,839)	$249,078

				Accumulated
			Additional	other		Total
(In thousands, except share amounts)	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	Shares	Amount	capital	loss	deficit	equity
Balance at April 2, 2022	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net income	—	—	—	—	10,479	10,479
Stock-based compensation	—	—	1,201	—	—	1,201
Stock options exercised	73,594	1	339	—	—	340
Vesting of restricted stock awards	232,295	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(712)	—	—	(712)
Foreign currency translation adjustment	—	—	—	(5,898)	—	(5,898)
Unrealized loss on financial instruments, net of $39 tax benefit	—	—	—	(113)	—	(113)
Pension liability adjustment	—	—	—	214	—	214
Balance at July 2, 2022	49,941,336	499	875,016	(33,241)	408,667	433,607

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

July 1, 2023

1. Description of business and basis of presentation

These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2023 (the “2022 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All references herein to “fiscal 2023” refer to the 52-week fiscal year ending March 30, 2024, and “fiscal 2022” refer to the 52-week fiscal year ended April 1, 2023.

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

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of July 1, 2023, we operated 97 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center, in-home design specialists and in-home design organizers. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

2.  Detail of certain balance sheet accounts

	July 1,	April 1,	July 2,
	2023	2023	2022
Accounts receivable, net:
Trade receivables, net	$12,727	$16,911	$17,992
Credit card receivables	7,351	7,523	10,541
Other receivables	1,792	1,436	1,933
	$21,870	$25,870	$30,466
Inventory:
Finished goods	$160,198	$160,108	$182,523
Raw materials	9,024	9,289	6,902
Work in progress	1,290	1,240	1,327
	$170,512	$170,637	$190,752
Accrued liabilities:
Accrued payroll, benefits and bonuses	$18,907	$24,224	$21,795
Unearned revenue	17,036	15,700	24,747
Accrued transaction and property tax	11,789	14,072	14,306
Gift cards and store credits outstanding	12,978	13,002	12,441
Accrued sales returns	2,999	3,366	4,170
Accrued interest	245	189	188
Other accrued liabilities	4,264	4,120	4,096
	$68,218	$74,673	$81,743

Contract balances as a result of transactions with customers primarily consist of trade receivables included in accounts receivable, net, unearned revenue, and gift cards and store credits outstanding included in accrued liabilities in the Company’s consolidated balance sheets. Unearned revenue was $15,700 as of April 1, 2023, and $11,928 was subsequently recognized into revenue for the thirteen weeks ended July 1, 2023. Gift cards and store credits outstanding was $13,002 as of April 1, 2023, and $1,764 was subsequently recognized into revenue for the thirteen weeks ended July 1, 2023. See Note 9 for disaggregated revenue disclosures.

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

The components of lease costs for the thirteen weeks ended July 1, 2023 and July 2, 2022 were as follows:

	Thirteen Weeks Ended
	July 1, 2023	July 2, 2022
Operating lease costs	$23,284	$22,304
Variable lease costs	163	369
Total lease costs	$23,447	$22,673

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen weeks ended July 1, 2023 and July 2, 2022.

Weighted average remaining operating lease term and incremental borrowing rate as of July 1, 2023 and July 2, 2022 were as follows:

	Thirteen Weeks Ended
	July 1, 2023	July 2, 2022
Weighted average remaining lease term (years)	6.5	6.9
Weighted average incremental borrowing rate	10.2%	10.7%

As of July 1, 2023, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$71,509
2 years	89,827
3 years	81,722
4 years	71,587
5 years	59,737
Thereafter	147,301
Total lease payments	$521,683
Less amount representing interest	140,842
Total lease liability	$380,841
Less current lease liability	59,996
Total noncurrent lease liability	$320,845
(1) Operating lease payments exclude approximately $49,719 of legally binding minimum lease payments for six leases signed but not yet commenced.

4. Net (loss) income per common share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares for the period. Net (loss) income per common share - diluted is computed as net (loss) income divided by the weighted-average number of common shares for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of net (loss) income per common share - diluted if their effect is anti-dilutive.

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted net (loss) income per common share calculations:

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
Numerator:
Net (loss) income	$(11,837)	$10,479
Denominator:
Weighted-average common shares — basic	49,252,869	49,719,559
Nonvested restricted stock awards and other dilutive securities	—	593,296
Weighted-average common shares — diluted	49,252,869	50,312,855

Net (loss) income per common share — basic	$(0.24)	$0.21
Net (loss) income per common share — diluted	$(0.24)	$0.21
Antidilutive securities not included:
Stock options outstanding	1,711,246	1,541,235
Nonvested restricted stock awards	613,394	252,582

5.  Income taxes

The benefit for income taxes in the thirteen weeks ended July 1, 2023 was $3,586 as compared to a provision for income taxes of $4,233 in the thirteen weeks ended July 2, 2022. The effective tax rate for the thirteen weeks ended July 1, 2023 was 23.3%, as compared to 28.8% in the thirteen weeks ended July 2, 2022. During the thirteen weeks ended July 1, 2023 and July 2, 2022, the effective tax rate rose above the U.S. statutory rate of 21%, primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed income provision.

6.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,905 as of July 1, 2023.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business, none of which is expected to have a material adverse effect on the Company’s consolidated financial statements on an individual basis or in the aggregate.

7.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended July 1, 2023:

	Pension	Foreign
	liability	currency
	adjustment	translation	Total
Balance at April 1, 2023	$(1,117)	$(31,392)	$(32,509)

Other comprehensive income (loss) before reclassifications, net of tax	59	(1,663)	(1,604)
Amounts reclassified to earnings, net of tax	—	—	—
Net current period other comprehensive income (loss)	59	(1,663)	(1,604)

Balance at July 1, 2023	$(1,058)	$(33,055)	$(34,113)

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

As of July 1, 2023, April 1, 2023 and July 2, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These items are included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

			July 1,	April 1,	July 2,
Description		Balance Sheet Location	2023	2023	2022
Assets
Nonqualified retirement plan	N/A	Other current assets	$4,012	$3,743	$3,847
Total assets			$4,012	$3,743	$3,847

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of July 1, 2023, April 1, 2023 and July 2, 2022, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	July 1,	April 1,	July 2,
	2023	2023	2022
Senior secured term loan facility	$152,625	$153,915	$153,640
2019 Elfa revolving facilities	—	2,423	11,541
Obligations under finance leases	117	136	135
Revolving credit facility	25,000	5,000	15,000
Total fair value of debt	$177,742	$161,474	$180,316

9.  Segment reporting

The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as in-home services. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering. We determined that TCS and C Studio have similar economic characteristics and meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, we have combined these two operating segments into the TCS reportable segment.

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

Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility and we define Adjusted EBITDA as net (loss) income before interest, taxes, depreciation and amortization, certain non-cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Thirteen Weeks Ended July 1, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$195,127	$11,985	$—	$207,112
Intersegment sales	—	12,552	(12,552)	—
Adjusted EBITDA	774	1,953	192	2,919
Interest expense, net	4,885	82	—	4,967
Assets (1)	899,462	96,987	(8,493)	987,956

Thirteen Weeks Ended July 2, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$246,771	$15,863	$—	$262,634
Intersegment sales	—	11,720	(11,720)	—
Adjusted EBITDA	25,097	3,251	(160)	28,188
Interest expense, net	3,135	88	—	3,223
Assets (1)	1,126,112	102,138	(3,811)	1,224,439

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
(Loss) income before taxes	$(15,423)	$14,712
Add:
Depreciation and amortization	10,512	9,006
Interest expense, net	4,967	3,223
Pre-opening costs (a)	185	36
Non-cash lease expense (b)	(174)	34
Stock-based compensation (c)	474	1,201
Foreign exchange gains (d)	(75)	(24)
Severance charges (e)	2,453	—
Adjusted EBITDA	$2,919	$28,188

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)	TCS segment severance charges associated with the elimination of certain positions recorded in other expenses in the first quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

10. Stock-based compensation

On June 1, 2023, the Company granted time-based and performance-based restricted stock awards under the Company’s Amended and Restated 2013 Incentive Award Plan to certain officers and employees of the Company. The total number of restricted shares granted was 1,586,596 with a grant-date fair value of $2.48 per share. The time-based restricted stock awards will vest over 3 years. The performance-based restricted stock awards vest based on achievement of fiscal 2023 performance targets and are also subject to time-based vesting requirements over 3 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business including anticipated store openings, anticipated financial performance and liquidity, the impact of macroeconomic conditions, anticipated capital expenditures, our share repurchase program, and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate, or manage inventory commensurate with, consumer preferences and demand; competition from other stores and internet-based competition; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; failure to comply with laws and regulations relating to privacy, data protection, and consumer protection; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; risk related to our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; risks related to violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; risks relating to acquisitions; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (the “2022 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2023.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2023 ends on March 30, 2024 and will include 52 weeks and fiscal 2022 ended on April 1, 2023 and included 52 weeks. The first quarter of fiscal 2023 ended on July 1, 2023 and the first quarter of fiscal 2022 ended on July 2, 2022, and both included thirteen weeks.

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

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of July 1, 2023, we operated 97 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. C Studio designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
Net sales	$207,112	$262,634
Cost of sales (excluding depreciation and amortization)	92,563	112,546
Gross profit	114,549	150,088
Selling, general, and administrative expenses (excluding depreciation and amortization)	111,380	121,909
Stock-based compensation	474	1,201
Pre-opening costs	185	36
Depreciation and amortization	10,512	9,006
Other expenses	2,453	—
Loss on disposal of assets	1	1
(Loss) income from operations	(10,456)	17,935
Interest expense, net	4,967	3,223
(Loss) income before taxes	(15,423)	14,712
(Benefit) provision for income taxes	(3,586)	4,233
Net (loss) income	$(11,837)	$10,479

Net (loss) income per common share — basic	$(0.24)	$0.21
Net (loss) income per common share — diluted	$(0.24)	$0.21

Weighted-average common shares — basic	49,252,869	49,719,559
Weighted-average common shares — diluted	49,252,869	50,312,855

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	44.7%	42.9%
Gross profit	55.3%	57.1%
Selling, general, and administrative expenses (excluding depreciation and amortization)	53.8%	46.4%
Stock‑based compensation	0.2%	0.5%
Pre‑opening costs	0.1%	0.0%
Depreciation and amortization	5.1%	3.4%
Other expenses	1.2%	—%
Loss on disposal of assets	0.0%	0.0%
(Loss) income from operations	(5.0)%	6.8%
Interest expense, net	2.4%	1.2%
(Loss) income before taxes	(7.4)%	5.6%
(Benefit) provision for income taxes	(1.7)%	1.6%
Net (loss) income	(5.7)%	4.0%
Operating data:
Comparable store sales change for the period (1)	(19.9)%	5.1%
Number of stores at end of period	97	94
Non‑GAAP measures (2):
Adjusted EBITDA (2)	$2,919	$28,188
Adjusted net (loss) income (2)	$(10,133)	$10,479
Adjusted net (loss) income per common share — diluted (2)	$(0.21)	$0.21

(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) C Studio sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens.

(2)	We have presented in the table above Adjusted EBITDA, adjusted net (loss) income, and adjusted net (loss) income per common share – diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP measures should not be considered as alternatives to net income or net loss as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our board of directors, and Leonard Green and Partners, L.P. (“LGP”) to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. Please refer to footnotes (3) and (4) of this table for further information regarding why we believe each non-GAAP measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which management uses each non-GAAP financial measure.

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

(3)	EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net (loss) income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is calculated in accordance with our Secured Term Loan Facility (as defined below) and the Revolving Credit Facility (as defined below) and is one of the components for performance evaluation under our executive compensation programs. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance from period to period as discussed further below.

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

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net (loss) income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as pre-opening costs and stock-based compensation expense. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022

Net (loss) income	$(11,837)	$10,479
Depreciation and amortization	10,512	9,006
Interest expense, net	4,967	3,223
(Benefit) provision for income taxes	(3,586)	4,233
EBITDA	56	26,941
Pre-opening costs (a)	185	36
Non-cash lease expense (b)	(174)	34
Stock-based compensation (c)	474	1,201
Foreign exchange gains (d)	(75)	(24)
Severance charges (e)	2,453	—
Adjusted EBITDA	$2,919	$28,188

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(d)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.

(e)	TCS segment severance charges associated with the elimination of certain positions recorded in other expenses in the first quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(4)	Adjusted net (loss) income and adjusted net (loss) income per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net (loss) income as net (loss) income before restructuring charges, severance charges, acquisition-related costs, impairment charges related to intangible assets, loss on extinguishment of debt, certain losses (gains) on disposal of assets, legal settlements and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net (loss) income per common share – diluted as adjusted net (loss) income divided by the diluted weighted average common shares outstanding. We use adjusted net (loss) income and adjusted net (loss) income per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net (loss) income and adjusted net (loss) income per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net (loss) income and net (loss) income per common share – diluted to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per common share – diluted is set forth below:

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
Numerator:
Net (loss) income	$(11,837)	$10,479
Severance charges (a)	2,453	—
Taxes (b)	(749)	—
Adjusted net (loss) income	$(10,133)	$10,479
Denominator:

Weighted-average common shares outstanding — basic	49,252,869	49,719,559
Weighted-average common shares outstanding — diluted	49,252,869	50,312,855

Net (loss) income per common share — diluted	$(0.24)	$0.21
Adjusted net (loss) income per common share — diluted	$(0.21)	$0.21
(a)	TCS segment severance charges associated with the elimination of certain positions recorded in other expenses in the first quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(b)	Tax impact of adjustments to net (loss) income that are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended July 1, 2023 compared to Thirteen Weeks Ended July 2, 2022

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended July 1, 2023 and July 2, 2022:

	July 1, 2023	% total	July 2, 2022	% total
TCS net sales	$195,127	94.2%	$246,771	94.0%
Elfa third-party net sales	11,985	5.8%	15,863	6.0%
Net sales	$207,112	100.0%	$262,634	100.0%

Net sales in the thirteen weeks ended July 1, 2023 decreased $55,522 or 21.1%, compared to the thirteen weeks ended July 2, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended July 2, 2022	$262,634
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $5,080, or 15.8%, decrease in online sales)	(48,101)
Non-comparable sales	(3,543)
Elfa third-party net sales (excluding impact of foreign currency translation)	(3,045)
Impact of foreign currency translation on Elfa third-party net sales	(833)
Net sales for the thirteen weeks ended July 1, 2023	$207,112

TCS net sales decreased $51,644 or 20.9%. Comparable store sales decreased 19.9%, with general merchandise categories down 20.5%, contributing 1360 basis points of the decrease, combined with a decrease in Custom Spaces of 18.6%, contributing a negative impact of 630 basis points to comparable store sales. Non-comparable sales decreased $3,543 during the thirteen weeks ended July 1, 2023 primarily due to the discontinuation of C Studio third-party sales, partially offset by new store sales. Elfa third-party net sales decreased $3,878 or 24.4% in the thirteen weeks ended

July 1, 2023. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended July 1, 2023 and the thirteen weeks ended July 2, 2022, Elfa third-party net sales decreased 19.2%, primarily due to a decline in sales in Nordic markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended July 1, 2023 decreased $35,539, or 23.7%, compared to the thirteen weeks ended July 2, 2022. The decrease in gross profit was primarily the result of a decrease in consolidated gross margin combined with a decrease in consolidated net sales. The following table summarizes the gross margin for the thirteen weeks ended July 1, 2023 and July 2, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	July 1, 2023	July 2, 2022
TCS gross margin	54.5%	56.8%
Elfa gross margin	32.4%	36.6%
Consolidated gross margin	55.3%	57.1%

TCS gross margin decreased 230 basis points primarily due to increased promotional activity, higher mix of online sales and associated shipping costs, and unfavorable product and services mix, partially offset by lower freight costs. Elfa gross margin decreased 420 basis points primarily due to higher direct material costs. On a consolidated basis, gross margin decreased 180 basis points primarily due to increased promotional activity, combined with higher direct material costs, partially offset by lower freight costs. We expect consolidated gross margin to increase during the remainder of fiscal 2023 due to favorable product and services mix and lower freight costs.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended July 1, 2023 decreased $10,529, or 8.6%, compared to the thirteen weeks ended July 2, 2022. As a percentage of consolidated net sales, SG&A increased by 740 basis points. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended July 1, 2023 and July 2, 2022:

	July 1, 2023	July 2, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	50.9%	43.8%
Elfa selling, general and administrative	2.9%	2.6%
Consolidated selling, general and administrative	53.8%	46.4%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 740 basis points, with the increase primarily due to deleverage on occupancy, compensation and benefit costs, and other fixed costs on lower sales in the first quarter of fiscal 2023, partially offset by decreased marketing costs. We expect SG&A costs to be approximately 50% as a percentage of sales for the full fiscal year 2023.

Depreciation and amortization

Depreciation and amortization increased to $10,512 in the thirteen weeks ended July 1, 2023, as compared to $9,006 in the thirteen weeks ended July 2, 2022 primarily due to capital investments in stores and technology in fiscal 2022.

Other expenses

Other expenses of $2,453 were recorded in the first quarter of fiscal 2023 related to severance costs associated with the previously announced elimination of certain positions. We did not record other expenses in the first quarter of fiscal 2022.

Interest expense

Interest expense increased by $1,744, or 54.1%, in the thirteen weeks ended July 1, 2023 to $4,967, as compared to $3,223 in the thirteen weeks ended July 2, 2022. The increase is primarily due to a higher interest rate on the Senior Secured Term Loan Facility. We expect to incur higher interest expenses during fiscal 2023, as compared to the previous fiscal year, as a result of rising interest rates.

Taxes

The benefit for income taxes in the thirteen weeks ended July 1, 2023 was $3,586 as compared to a provision for income taxes of $4,233 in the thirteen weeks ended July 2, 2022. The effective tax rate for the thirteen weeks ended July 1, 2023 was 23.3%, as compared to 28.8% in the thirteen weeks ended July 2, 2022. The decrease in the effective tax rate was primarily related to the impact of discrete items on a pre-tax loss in the first quarter of fiscal 2023, as compared to pre-tax income in the first quarter of fiscal 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2023, we expect total capital expenditures to be in the range of $45,000 to $50,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development. The Company plans to open six new stores in fiscal 2023, primarily in the second half of fiscal 2023, and three new stores in fiscal 2024. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. We did not repurchase any shares of our common stock during the thirteen weeks ended July 1, 2023. As of July 1, 2023, $25,000 remains available to repurchase common stock under the share repurchase program.

At July 1, 2023, we had $12,155 of cash, of which $2,837 was held by our foreign subsidiaries. In addition, we had $71,830 of additional availability under the Revolving Credit Facility and approximately $10,202 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of July 1, 2023. There were $3,905 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
Net cash (used in) provided by operating activities	$(2,988)	$3,172
Net cash used in investing activities	(8,942)	(18,327)
Net cash provided by financing activities	16,961	24,404
Effect of exchange rate changes on cash	166	(295)
Net increase in cash	$5,197	$8,954
Free cash flow (Non-GAAP) (1)	$(11,886)	$(14,448)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash (used in) provided by operating activities

Cash from operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,988 for the thirteen weeks ended July 1, 2023 and was comprised of a net loss of $11,837, partially offset by non-cash items of $7,676 and a net change in operating assets and liabilities of $1,173.

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

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers and manufacturing facilities, as well as investments and proceeds in the Company’s non-qualified retirement plan trust.

Net cash used in investing activities was $8,942 for the thirteen weeks ended July 1, 2023. Our total capital expenditures for the thirteen weeks ended July 1, 2023 were $8,898. We incurred capital expenditures of $2,589 for technology investments. We incurred capital expenditures of $5,323 for investments in our stores. The remaining capital expenditures of $986 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $45 in the non-qualified retirement plan trust.

Net cash used in investing activities was $18,327 for the thirteen weeks ended July 2, 2022. Our total capital expenditures for the thirteen weeks ended July 2, 2022 were $17,620. We incurred capital expenditures of $12,158 for technology investments. We incurred capital expenditures of $4,236 for investments in our stores. The remaining capital expenditures of $1,226 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $707 in the non-qualified retirement plan trust.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $16,961 for the thirteen weeks ended July 1, 2023. This included borrowings of $20,000 on the Revolving Credit Facility, partially offset by net borrowings of $2,381 on the 2019 Elfa Senior Secured Credit Facilities, repayments of $518 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $140 in connection with the withholding of shares upon vesting of restricted stock awards.

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

As of July 1, 2023, TCS had a total of $71,830 of unused borrowing availability and $25,000 borrowings outstanding under the Revolving Credit Facility.

As of July 1, 2023, Elfa had a total of $10,202 of unused borrowing availability and zero borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $11,886 for the thirteen weeks ended July 1, 2023, as compared to negative free cash flow of $14,448 for the thirteen weeks ended July 2, 2022.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash (used in) provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	July 1,	July 2,
	2023	2022
Net cash (used in) provided by operating activities	$(2,988)	$3,172
Less: Additions to property and equipment	(8,898)	(17,620)
Free cash flow	$(11,886)	$(14,448)

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended to date, the “Senior Secured Term Loan Facility”). On June 14, 2023, the Company entered into Amendment No. 8 (the “Eighth Amendment”) to the Senior Secured Term Loan Facility. Pursuant to the terms of the Eighth Amendment, the LIBOR-based interest rate applicable to borrowings under the Senior Secured Term Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Eighth Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the remaining balance due on the maturity date of January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended July 1, 2023, the applicable interest rate margin for term benchmark loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for term benchmark loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of July 1, 2023, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,270 net of deferred financing costs, and the consolidated leverage ratio was approximately 1.9x.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets(other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Senior Secured Term Loan Facility contains certain cross-default provisions and requires certain mandatory prepayments of the loans thereunder upon the occurrence of specific events, including an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of July 1, 2023, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

Revolving Credit Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended to date, the “Revolving Credit Facility”). On May 22, 2023, the Company entered into Amendment No. 6 (the “Sixth Amendment”), pursuant to which the LIBOR-based interest rate applicable to borrowings under the Revolving Credit Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Sixth Amendment. The Revolving Credit Facility matures on the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.

The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at 1.25% plus SOFR. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.

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

The Revolving Credit Facility is secured by (a) a first-priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (excluding stock in foreign subsidiaries in excess of 65%, and assets of non-guarantor subsidiaries and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries.

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of July 1, 2023, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,202, as of July 1, 2023) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $10,666 as of July 1, 2023) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,319 as of July 1, 2023), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of July 1, 2023, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

Critical accounting estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our 2022 Annual Report on Form 10-K.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report on Form 10-K. As of July 1, 2023, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2022 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2023.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended July 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business. While the outcome of these and other claims cannot be predicted with certainty, management does not believe that the outcome of these matters will have a material adverse effect on our business, results of operations or financial condition on an individual basis or in the aggregate, as disclosed in Note 6 of our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/07/22

10.1	Amendment Agreement, dated April 14, 2023, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Lender	10-K	001-36161	10.34	05/26/23

10.2***	Amendment No. 6 to ABL Credit Agreement, dated as of May 22, 2023 among The Container Store, Inc., the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto	10-K	001-36161	10.20	05/26/23

10.3	Amended and Restated Employment Agreement, dated June 5, 2023, by and between the Company and Jeffrey A. Miller					*

10.4***

Amendment No. 8 to Term Facility Credit Agreement, dated as of June 14, 2023 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto

						*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the					*

Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation	*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101	*

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

The Container Store Group, Inc.

(Registrant)

Date: August 2, 2023	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: August 2, 2023	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)