Form 10-Q
period 2023-09-30
Container Store Group, Inc.
filed 2023-11-01
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 51,722,131 shares of its common stock outstanding as of October 27, 2023.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	September 30,	April 1,	October 1,
(In thousands)	2023	2023	2022
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$10,195	$6,958	$19,814
Accounts receivable, net	24,857	25,870	28,624
Inventory	173,438	170,637	190,142
Prepaid expenses	12,986	14,989	17,474
Income taxes receivable	1,091	858	1,309
Other current assets	9,189	10,914	9,639
Total current assets	231,756	230,226	267,002
Noncurrent assets:
Property and equipment, net	158,740	158,702	147,302
Noncurrent operating lease right-of-use assets	355,863	347,959	356,605
Goodwill	—	23,447	221,159
Trade names	219,558	221,278	218,882
Deferred financing costs, net	123	150	176
Noncurrent deferred tax assets, net	432	568	471
Other assets	3,037	2,844	2,062
Total noncurrent assets	737,753	754,948	946,657
Total assets	$969,509	$985,174	$1,213,659

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	September 30,	April 1,	October 1,
(In thousands, except share and per share amounts)	2023	2023	2022
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$65,275	$52,637	$79,892
Accrued liabilities	71,362	74,673	79,447
Current borrowings on revolving lines of credit	2,820	2,423	13,660
Current portion of long-term debt	2,060	2,063	2,066
Current operating lease liabilities	61,533	57,201	56,204
Income taxes payable	912	1,318	218
Total current liabilities	203,962	190,315	231,487
Noncurrent liabilities:
Long-term debt	168,321	163,385	158,465
Noncurrent operating lease liabilities	323,230	314,100	322,830
Noncurrent deferred tax liabilities, net	43,790	49,338	49,804
Other long-term liabilities	5,793	5,851	6,393
Total noncurrent liabilities	541,134	532,674	537,492
Total liabilities	745,096	722,989	768,979
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,591,111 shares issued at September 30, 2023; 49,181,562 shares issued at April 1, 2023; 50,104,829 shares issued at October 1, 2022	496	492	501
Additional paid-in capital	873,149	872,204	875,550
Accumulated other comprehensive loss	(35,740)	(32,509)	(38,451)
Retained deficit	(613,492)	(578,002)	(392,920)
Total shareholders’ equity	224,413	262,185	444,680
Total liabilities and shareholders’ equity	$969,509	$985,174	$1,213,659

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except share and per share amounts) (unaudited)	2023	2022	2023	2022
Net sales	$219,731	$272,672	$426,843	$535,306
Cost of sales (excluding depreciation and amortization)	93,064	118,242	185,627	230,788
Gross profit	126,667	154,430	241,216	304,518
Selling, general, and administrative expenses (excluding depreciation and amortization)	109,270	118,655	220,650	240,564
Impairment charges	23,447	—	23,447	—
Stock-based compensation	615	536	1,089	1,737
Pre-opening costs	549	583	734	619
Depreciation and amortization	10,383	9,549	20,895	18,555
Other expenses	7	—	2,460	—
Loss on disposal of assets	220	80	221	81
(Loss) income from operations	(17,824)	25,027	(28,280)	42,962
Interest expense, net	5,238	3,783	10,205	7,006
(Loss) income before taxes	(23,062)	21,244	(38,485)	35,956
Provision (benefit) for income taxes	591	5,497	(2,995)	9,730
Net (loss) income	$(23,653)	$15,747	$(35,490)	$26,226

Net (loss) income per common share — basic	$(0.48)	$0.31	$(0.72)	$0.53
Net (loss) income per common share — diluted	$(0.48)	$0.31	$(0.72)	$0.52

Weighted-average common shares — basic	49,461,590	50,000,945	49,357,218	49,860,252
Weighted-average common shares — diluted	49,461,590	50,350,549	49,357,218	50,324,456

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands) (unaudited)	2023	2022	2023	2022
Net (loss) income	$(23,653)	$15,747	$(35,490)	$26,226
Unrealized gain (loss) on financial instruments, net of tax provision (benefit) of $0, $20, $0 and ($19)	—	80	—	(33)
Pension liability adjustment	15	178	74	392
Foreign currency translation adjustment	(1,642)	(5,468)	(3,305)	(11,366)
Comprehensive (loss) income	$(25,280)	$10,537	$(38,721)	$15,219

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of cash flows

	Twenty-Six Weeks Ended
	September 30,	October 1,
(In thousands) (unaudited)	2023	2022
Operating activities
Net (loss) income	$(35,490)	$26,226
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,895	18,555
Stock-based compensation	1,089	1,737
Impairment charges	23,447	—
Loss on disposal of assets	221	81
Deferred tax (benefit) expense	(4,603)	396
Non-cash interest	942	942
Other	176	492
Changes in operating assets and liabilities:
Accounts receivable	(25)	(2,655)
Inventory	(3,827)	(935)
Prepaid expenses and other assets	2,539	(5,685)
Accounts payable and accrued liabilities	10,776	(6,713)
Net change in lease assets and liabilities	5,574	102
Income taxes	(684)	(5,600)
Other noncurrent liabilities	(339)	(153)
Net cash provided by operating activities	20,691	26,790

Investing activities
Additions to property and equipment	(22,037)	(32,047)
Investments in non-qualified plan trust	(177)	(879)
Proceeds from non-qualified plan trust redemptions	472	467
Proceeds from sale of property and equipment	1	34
Net cash used in investing activities	(21,741)	(32,425)

Financing activities
Borrowings on revolving lines of credit	27,177	44,104
Payments on revolving lines of credit	(26,649)	(30,855)
Borrowings on long-term debt	20,000	15,000
Payments on long-term debt	(16,032)	(16,053)
Payment of taxes with shares withheld upon restricted stock vesting	(140)	(712)
Proceeds from the exercise of stock options	—	340
Net cash provided by financing activities	4,356	11,824

Effect of exchange rate changes on cash	(69)	(627)

Net increase in cash	3,237	5,562
Cash at beginning of fiscal period	6,958	14,252
Cash at end of fiscal period	$10,195	$19,814

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$3,014	$6,223
Cash paid for amounts included in the measurement of operating lease liabilities	$47,160	$44,980
Additions to right-of-use assets in exchange for operating lease liabilities	$36,066	$34,938

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	(loss) income	deficit	equity
Balance at April 1, 2023	$0.01	49,181,562	$492	$872,204	$(32,509)	$(578,002)	$262,185
Net loss		—	—	—	—	(11,837)	(11,837)
Stock-based compensation		—	—	474	—	—	474
Vesting of restricted stock awards		209,320	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(140)	—	—	(140)
Foreign currency translation adjustment		—	—	—	(1,663)	—	(1,663)
Pension liability adjustment		—	—	—	59	—	59
Balance at July 1, 2023	$0.01	49,390,882	$494	$872,536	$(34,113)	$(589,839)	$249,078
Net loss		—	—	—	—	(23,653)	(23,653)
Stock-based compensation		—	—	615	—	—	615
Vesting of restricted stock awards		200,229	2	(2)	—	—	—
Foreign currency translation adjustment		—	—	—	(1,642)	—	(1,642)
Pension liability adjustment		—	—	—	15	—	15
Balance at September 30, 2023	$0.01	49,591,111	$496	$873,149	$(35,740)	$(613,492)	$224,413

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 2, 2022	$0.01	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net income		—	—	—	—	10,479	10,479
Stock-based compensation		—	—	1,201	—	—	1,201
Stock options exercised		73,594	1	339	—	—	340
Vesting of restricted stock awards		232,295	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(712)	—	—	(712)
Foreign currency translation adjustment		—	—	—	(5,898)	—	(5,898)
Unrealized gain on financial instruments, net of $39 tax benefit		—	—	—	(113)	—	(113)
Pension liability adjustment		—	—	—	214	—	214
Balance at July 2, 2022	$0.01	49,941,336	$499	$875,016	$(33,241)	$(408,667)	$433,607
Net income		—	—	—	—	15,747	15,747
Stock-based compensation		—	—	536	—	—	536
Vesting of restricted stock awards		163,493	2	(2)	—	—	—
Foreign currency translation adjustment		—	—	—	(5,468)	—	(5,468)
Unrealized gain on financial instruments, net of $20 tax provision		—	—	—	80	—	80
Pension liability adjustment		—	—	—	178	—	178
Balance at October 1, 2022	$0.01	50,104,829	$501	$875,550	$(38,451)	$(392,920)	$444,680

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

September 30, 2023

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

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of September 30, 2023, we operated 98 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center, in-home design specialists and in-home design organizers. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

Due to certain indicators identified during the second quarter of fiscal 2023, we completed an interim assessment of our goodwill balance as of September 30, 2023 in accordance with the Financial Accounting Standard Board Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and other, to identify if the fair value of the reporting unit’s goodwill was less than its carrying value. In connection with our interim assessment, we determined there was an impairment of goodwill in the TCS reporting unit and recorded a non-cash goodwill impairment charge of $23,447. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand.

We also conducted an interim assessment of our trade name balances on September 30, 2023 in accordance with ASC 350 which did not result in an impairment.

	Goodwill	Trade names
Balance at April 1, 2023
Gross balance	428,811	252,812
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$23,447	$221,278
Foreign currency translation adjustments	—	(1,720)
Balance at September 30, 2023
Gross balance	428,811	251,092
Impairment charges	(23,447)	—
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$—	$219,558

3.  Detail of certain balance sheet accounts

	September 30,	April 1,	October 1,
	2023	2023	2022
Accounts receivable, net:
Trade receivables, net	$15,350	$18,269	$18,191
Credit card receivables	7,670	6,165	8,779
Other receivables	1,837	1,436	1,654
	$24,857	$25,870	$28,624
Inventory:
Finished goods	$163,024	$160,108	$181,422
Raw materials	9,213	9,289	8,175
Work in progress	1,201	1,240	545
	$173,438	$170,637	$190,142
Accrued liabilities:
Accrued payroll, benefits and bonuses	$19,985	$24,224	$21,658
Unearned revenue	18,339	15,700	22,124
Accrued transaction and property tax	12,299	14,072	14,930
Gift cards and store credits outstanding	12,926	13,002	12,274
Accrued sales returns	2,655	3,366	3,985
Accrued interest	158	189	197
Other accrued liabilities	5,000	4,120	4,279
	$71,362	$74,673	$79,447

Contract balances as a result of transactions with customers primarily consist of trade receivables included in accounts receivable, net, unearned revenue, and gift cards and store credits outstanding included in accrued liabilities in the Company’s consolidated balance sheets. Unearned revenue was $15,700 as of April 1, 2023, and $13,795 was subsequently recognized into revenue for the twenty-six weeks ended September 30, 2023. Gift cards and store credits outstanding was $13,002 as of April 1, 2023, and $2,386 was subsequently recognized into revenue for the twenty-six weeks ended September 30, 2023. See Note 10 for disaggregated revenue disclosures.

4. Leases

We conduct all of our U.S. operations from leased facilities that include our support center, distribution centers, manufacturing facilities, and 98 store locations. The support center, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 15 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

The components of lease costs for the thirteen and twenty-six weeks ended September 30, 2023 and October 1, 2022 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease costs	$23,529	$22,678	$46,813	$45,182
Variable lease costs	208	379	371	749
Total lease costs	$23,737	$23,057	$47,184	$45,931

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and twenty-six weeks ended September 30, 2023 and October 1, 2022.

Weighted average remaining operating lease term and incremental borrowing rate as of September 30, 2023 and October 1, 2022 were as follows:

	Twenty-Six Weeks Ended
	September 30, 2023	October 1, 2022
Weighted average remaining lease term (years)	6.3	6.7
Weighted average incremental borrowing rate	10.1%	10.7%

As of September 30, 2023, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$47,724
2 years	94,630
3 years	86,281
4 years	76,419
5 years	64,127
Thereafter	151,304
Total lease payments	$520,485
Less amount representing interest	135,722
Total lease liability	$384,763
Less current lease liability	61,533
Total noncurrent lease liability	$323,230
(1) Operating lease payments exclude approximately $62,809 of legally binding minimum lease payments for eight leases signed but not yet commenced.

5. Net (loss) income per common share

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

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted net (loss) income per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(23,653)	$15,747	$(35,490)	$26,226
Denominator:
Weighted-average common shares — basic	49,461,590	50,000,945	49,357,218	49,860,252
Nonvested restricted stock awards and other dilutive securities	—	349,604	—	464,204
Weighted-average common shares — diluted	49,461,590	50,350,549	49,357,218	50,324,456

Net (loss) income per common share — basic	$(0.48)	$0.31	$(0.72)	$0.53
Net (loss) income per common share — diluted	$(0.48)	$0.31	$(0.72)	$0.52
Antidilutive securities not included:
Stock options outstanding	1,643,930	1,439,607	1,677,588	1,506,588
Nonvested restricted stock awards	481,215	366,695	712,203	347,020

6.  Income taxes

The provision for income taxes in the thirteen weeks ended September 30, 2023 was $591 as compared to a provision of $5,497 in the thirteen weeks ended October 1, 2022. The effective tax rate was (2.6)% in the second quarter of fiscal 2023, as compared to 25.9% in the second quarter of fiscal 2022. During the thirteen weeks ended September 30, 2023, the effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the tax impacts of goodwill impairment and share-based compensation on a pre-tax loss. In the thirteen weeks ended October 1, 2022, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed ("GILTI") provision on a pre-tax income.

The benefit for income taxes in the twenty-six weeks ended September 30, 2023 was $2,995 as compared to a provision of $9,730 in the twenty-six weeks ended October 1, 2022. The effective tax rate for the twenty-six weeks ended September 30, 2023 was 7.8%, as compared to 27.1% in the twenty-six weeks ended October 1, 2022. During the twenty-six weeks ended September 30, 2023, the effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the tax impacts of goodwill impairment and share-based compensation on a pre-tax loss. In the twenty-six weeks ended October 1, 2022, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, and the impact of the GILTI provision on a pre-tax income.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,886 as of September 30, 2023.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. No material amounts were accrued at September 30, 2023, April 1, 2023, or October 1, 2022 pertaining to legal proceedings or other contingencies.

Rashon Hayes v. The Container Store, Inc.

The Company was named as a defendant in a putative class action and representative action was filed on February 10, 2020 in Santa Clara Superior Court by Rashon Hayes (“Plaintiff”), a former, hourly-paid employee of TCS who was employed from April 2019 to June 2019. The First Amended Complaint was filed on August 3, 2020 and alleges eleven causes of action: (1) unpaid overtime, (2) unpaid meal period premiums, (3) unpaid rest period premiums, (4) unpaid minimum wages, (5) final wages not timely paid, (6) wages not timely paid during employment, (7) non-compliant wage statements, (8) failure to keep requisite payroll records, (9) unreimbursed business expenses, (10) violation of California Business and Professions Code section 17200, and (11) violation of the California Private Attorneys General Act. The lawsuit seeks restitution of unpaid wages for plaintiff and other class members, pre-judgement interest, appointment of class administrator, and attorney's fees and costs. TCS denies the allegations and will continue to defend the case. The parties are currently engaged in the discovery process and have agreed to participate in a mediation on February 21, 2024.

Based on information currently available, the Company does not believe that its pending legal matters, either on an individual basis or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements.

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended September 30, 2023:

	Pension	Foreign
	liability	currency
	adjustment	translation	Total
Balance at April 1, 2023	$(1,117)	$(31,392)	$(32,509)

Other comprehensive income (loss) before reclassifications, net of tax	74	(3,305)	(3,231)
Amounts reclassified to earnings, net of tax	—	—	—
Net current period other comprehensive income (loss)	74	(3,305)	(3,231)

Balance at September 30, 2023	$(1,043)	$(34,697)	$(35,740)

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

As of September 30, 2023, April 1, 2023 and October 1, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These items are included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

			September 30,	April 1,	October 1,
Description		Balance Sheet Location	2023	2023	2022
Assets
Nonqualified retirement plan	N/A	Other current assets	$3,587	$3,743	$3,401
Total assets			$3,587	$3,743	$3,401

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of September 30, 2023, April 1, 2023 and October 1, 2022, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	September 30,	April 1,	October 1,
	2023	2023	2022
Senior secured term loan facility	$148,873	$153,915	$155,261
Revolving credit facility	10,000	5,000	—
2019 Elfa revolving facilities	2,820	2,423	13,660
Obligations under finance leases	154	136	135
Total fair value of debt	$161,847	$161,474	$169,056

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

Thirteen Weeks Ended September 30, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$208,525	$11,206	$—	$219,731
Intersegment sales	—	10,041	(10,041)	—
Adjusted EBITDA	14,278	1,335	1,413	17,026
Interest expense, net	5,141	97	—	5,238
Assets (1)	880,587	96,370	(7,448)	969,509

Thirteen Weeks Ended October 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$259,872	$12,800	$—	$272,672
Intersegment sales	—	19,989	(19,989)	—
Adjusted EBITDA	34,888	2,902	(1,879)	35,911
Interest expense, net	3,626	157	—	3,783
Assets (1)	1,127,469	91,396	(5,206)	1,213,659

Twenty-Six Weeks Ended September 30, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$403,652	$23,191	$—	$426,843
Intersegment sales	—	22,593	(22,593)	—
Adjusted EBITDA	15,052	3,288	1,605	19,945
Interest expense, net	10,027	178	—	10,205
Assets (1)	880,587	96,370	(7,448)	969,509

Twenty-Six Weeks Ended October 1, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$506,643	$28,663	$—	$535,306
Intersegment sales	—	31,709	(31,709)	—
Adjusted EBITDA	59,985	6,153	(2,039)	64,099
Interest expense, net	6,760	246	—	7,006
Assets (1)	1,127,469	91,396	(5,206)	1,213,659

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of (loss) income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
(Loss) income before taxes	$(23,062)	$21,244	$(38,485)	$35,956
Add:
Depreciation and amortization	10,383	9,549	20,895	18,555
Interest expense, net	5,238	3,783	10,205	7,006
Pre-opening costs (a)	549	583	734	619
Non-cash lease expense (b)	(155)	137	(329)	171
Impairment charges (c)	23,447	—	23,447	—
Stock-based compensation (d)	615	536	1,089	1,737
Foreign exchange losses (gains) (e)	2	16	(73)	(8)
Acquisition-related costs (f)	—	63	—	63
Severance charges (g)	9	—	2,462	—
Adjusted EBITDA	$17,026	$35,911	$19,945	$64,099

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash goodwill impairment charge recognized in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(d)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.

(f)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Severance charges associated with the elimination of certain positions recorded in other expenses in the first and second quarters of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business including anticipated store openings, anticipated financial performance and liquidity, the impact of macroeconomic conditions, expectations related to litigation matters, anticipated capital expenditures, our share repurchase program, and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate, or manage inventory commensurate with, consumer preferences and demand; competition from other stores and internet-based competition; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; failure to comply with laws and regulations relating to privacy, data protection, and consumer protection; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; risk related to our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; risks related to violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; risks relating to acquisitions; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (the “2022 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2023.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2023 ends on March 30, 2024 and will include 52 weeks and fiscal 2022 ended on April 1, 2023 and included 52 weeks. The second quarter of fiscal 2023 ended on September 30, 2023 and the second quarter of fiscal 2022 ended on October 1, 2022, and both included thirteen weeks.

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

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of September 30, 2023, we operated 98 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. C Studio designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net sales	$219,731	$272,672	$426,843	$535,306
Cost of sales (excluding depreciation and amortization)	93,064	118,242	185,627	230,788
Gross profit	126,667	154,430	241,216	304,518
Selling, general, and administrative expenses (excluding depreciation and amortization)	109,270	118,655	220,650	240,564
Impairment charges	23,447	—	23,447	—
Stock-based compensation	615	536	1,089	1,737
Pre-opening costs	549	583	734	619
Depreciation and amortization	10,383	9,549	20,895	18,555
Other expenses	7	—	2,460	—
Loss on disposal of assets	220	80	221	81
(Loss) income from operations	(17,824)	25,027	(28,280)	42,962
Interest expense, net	5,238	3,783	10,205	7,006
(Loss) income before taxes	(23,062)	21,244	(38,485)	35,956
Provision (benefit) for income taxes	591	5,497	(2,995)	9,730
Net (loss) income	$(23,653)	$15,747	$(35,490)	$26,226

Net (loss) income per common share — basic	$(0.48)	$0.31	$(0.72)	$0.53
Net (loss) income per common share — diluted	$(0.48)	$0.31	$(0.72)	$0.52

Weighted-average common shares — basic	49,461,590	50,000,945	49,357,218	49,860,252
Weighted-average common shares — diluted	49,461,590	50,350,549	49,357,218	50,324,456

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.4%	43.4%	43.5%	43.1%
Gross profit	57.6%	56.6%	56.5%	56.9%
Selling, general, and administrative expenses (excluding depreciation and amortization)	49.7%	43.5%	51.7%	44.9%
Impairment charges	10.7%	—%	5.5%	—%
Stock‑based compensation	0.3%	0.2%	0.3%	0.3%
Pre‑opening costs	0.2%	0.2%	0.2%	0.1%
Depreciation and amortization	4.7%	3.5%	4.9%	3.5%
Other expenses	0.0%	—%	0.6%	—%
Loss on disposal of assets	0.1%	0.0%	0.1%	0.0%
(Loss) income from operations	(8.1)%	9.2%	(6.6)%	8.0%
Interest expense, net	2.4%	1.4%	2.4%	1.3%
(Loss) income before taxes	(10.5)%	7.8%	(9.0)%	6.7%
Provision (benefit) for income taxes	0.3%	2.0%	(0.7)%	1.8%
Net (loss) income	(10.8)%	5.8%	(8.3)%	4.9%
Operating data:
Comparable store sales change for the period (1)	(20.0)%	(0.8)%	(20.0)%	2.0%
Number of stores at end of period	98	95	98	95
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$17,026	$35,911	$19,945	$64,099
Adjusted net income (loss) (4)	$365	$13,814	$(9,768)	$24,293
Adjusted net income (loss) per common share — diluted (4)	$0.01	$0.27	$(0.20)	$0.48

(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) C Studio sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens.

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

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022

Net (loss) income	$(23,653)	$15,747	$(35,490)	$26,226
Depreciation and amortization	10,383	9,549	20,895	18,555
Interest expense, net	5,238	3,783	10,205	7,006
Income tax provision (benefit)	591	5,497	(2,995)	9,730
EBITDA	(7,441)	34,576	(7,385)	61,517
Pre-opening costs (a)	549	583	734	619
Non-cash lease expense (b)	(155)	137	(329)	171
Impairment charges (c)	23,447	—	23,447	—
Stock-based compensation (d)	615	536	1,089	1,737
Foreign exchange losses (gains) (e)	2	16	(73)	(8)
Severance charges (f)	9	—	2,462	—
Acquisition-related costs (g)	—	63	—	63
Adjusted EBITDA	$17,026	$35,911	$19,945	$64,099

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash goodwill impairment charge recognized in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(d)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.

(f)	Severance charges associated with the elimination of certain positions recorded in other expense in the first and second quarters of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(g)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded in selling, general, and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(4)	Adjusted net income (loss) and adjusted net income (loss) per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) before restructuring charges, severance charges, acquisition-related costs, impairment charges related to intangible assets, loss on extinguishment of debt, certain losses (gains) on disposal of assets, legal settlements and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per common share – diluted as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. We use adjusted net income (loss) and adjusted net income (loss) per common share – diluted to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We present adjusted net (loss) income and adjusted net income (loss) per common share – diluted because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.

A reconciliation of the GAAP financial measures of net (loss) income and net (loss) income per common share – diluted to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share – diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(23,653)	$15,747	$(35,490)	$26,226
Impairment charges (a)	23,447	—	23,447	—
Severance charges (b)	9	—	2,462	—
Acquisition-related costs (c)	—	63	—	63
Legal settlement (d)	—	(2,600)	—	(2,600)
Taxes (e)	562	604	(187)	604
Adjusted net income (loss)	$365	$13,814	$(9,768)	$24,293
Denominator:
Weighted-average common shares outstanding — basic	49,461,590	50,000,945	49,357,218	49,860,252
Weighted-average common shares outstanding — diluted	49,624,482	50,350,549	49,357,218	50,324,456

Net (loss) income per common share — diluted	$(0.48)	$0.31	$(0.72)	$0.52
Adjusted net income (loss) per common share — diluted	$0.01	$0.27	$(0.20)	$0.48
(a)	Non-cash goodwill impairment charge recognized in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(b)	Severance charges associated with the elimination of certain positions recorded in other expenses in the first and second quarters of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(c)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded in selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(d)	The Company received a legal settlement, net of legal fees, in the second quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance. The amount is recorded as selling, general and administrative expenses.

(e)	Tax impact of adjustments to net (loss) income that are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended September 30, 2023 and October 1, 2022:

	September 30, 2023	% total	October 1, 2022	% total
TCS net sales	$208,525	94.9%	$259,872	95.3%
Elfa third-party net sales	11,206	5.1%	12,800	4.7%
Net sales	$219,731	100.0%	$272,672	100.0%

Net sales in the thirteen weeks ended September 30, 2023 decreased $52,941, or 19.4% compared to the thirteen weeks ended October 1, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended October 1, 2022	$272,672
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $7,207, or 21.7%, decrease in online sales)	(51,855)
Non-comparable sales	508
Elfa third-party net sales (excluding impact of foreign currency translation)	(1,370)
Impact of foreign currency translation on Elfa third-party net sales	(224)
Net sales for the thirteen weeks ended September 30, 2023	$219,731

TCS net sales decreased $51,347 or 19.8%. Comparable store sales decreased 20.0%, with general merchandise categories down 20.4%, negatively impacting comparable store sales by 1,320 basis points, and Custom Spaces down 19.3%, negatively impacting comparable sales by 680 basis points. Non-comparable sales were $508 during the thirteen weeks ended September 30, 2023. Elfa third-party net sales decreased $1,594 or 12.5% in the thirteen weeks ended September 30, 2023. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended September 30, 2023 and the thirteen weeks ended October 1, 2022, Elfa third-party net sales decreased $1,370 or 10.7%, primarily due to a decline in sales in Nordic markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended September 30, 2023 decreased $27,763, or 18.0%, compared to the thirteen weeks ended October 1, 2022. The decrease in gross profit was primarily the result of decreased consolidated sales, partially offset by an increase in consolidated gross margin. The following table summarizes gross margin for the thirteen weeks ended September 30, 2023 and October 1, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	September 30, 2023	October 1, 2022
TCS gross margin	56.9%	56.8%
Elfa gross margin	31.2%	26.2%
Consolidated gross margin	57.6%	56.6%

TCS gross margin increased 10 basis points primarily due to lower freight costs, partially offset by unfavorable product and services mix and increased promotional activity in the thirteen weeks ended September 30, 2023. Elfa gross margin increased 500 basis points compared to the second quarter of fiscal 2022 primarily due to price increases. On a consolidated basis, gross margin increased 100 basis points, driven by the increase in both TCS and Elfa gross margin in the thirteen weeks ended September 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended September 30, 2023 decreased $9,385, or 7.9%, compared to the thirteen weeks ended October 1, 2022. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended September 30, 2023 and October 1, 2022:

	September 30, 2023	October 1, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	47.3%	41.4%
Elfa selling, general and administrative	2.4%	2.1%
Consolidated selling, general and administrative	49.7%	43.5%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 620 basis points, primarily due to deleverage of fixed costs on lower sales in the second quarter of fiscal 2023, and due to the benefit of the legal settlement received in the second quarter of fiscal 2022.

Goodwill impairment

A non-cash goodwill impairment charge of $23,447 was recorded in the thirteen weeks ended September 30, 2023, as compared to zero in the thirteen weeks ended October 1, 2022. We completed an interim assessment of our goodwill balances as of September 30, 2023 in accordance with ASC 350 due to certain indicators identified during the second quarter of fiscal 2023. The $23,447 charge represents an impairment of the remaining goodwill balance in the TCS reporting unit as of September 30, 2023.

Depreciation and amortization

Depreciation and amortization increased to $10,383 in the thirteen weeks ended September 30, 2023, as compared to $9,549 in the thirteen weeks ended October 1, 2022 primarily due to capital investments in stores and technology in fiscal 2022.

Interest expense

Interest expense increased by $1,455, or 38.5% to $5,238 in the thirteen weeks ended September 30, 2023 as compared to $3,783 in the thirteen weeks ended October 1, 2022 primarily due to a higher interest rate on the Senior Secured Term Loan Facility and borrowings on the revolving credit facility.

Taxes

The provision for income taxes in the thirteen weeks ended September 30, 2023 was $591 as compared to $5,497 in the thirteen weeks ended October 1, 2022. The effective tax rate for the thirteen weeks ended September 30, 2023 was (2.6)%, as compared to 25.9% in the thirteen weeks ended October 1, 2022. The decrease in the effective tax rate is primarily related to the impact of discrete items on a pre-tax loss in the thirteen weeks ended September 30, 2023 as compared to pre-tax income in the thirteen weeks ended October 1, 2022.

Twenty-Six Weeks Ended September 30, 2023 Compared to Twenty-Six Weeks Ended October 1, 2022

Net sales

The following table summarizes our net sales for each of the twenty-six weeks ended September 30, 2023 and October 1, 2022:

	September 30, 2023	% total	October 1, 2022	% total
TCS net sales	$403,652	94.6%	$506,643	94.6%
Elfa third-party net sales	23,191	5.4%	28,663	5.4%
Net sales	$426,843	100.0%	$535,306	100.0%

Net sales in the twenty-six weeks ended September 30, 2023 decreased $108,463, or 20.3%, compared to the twenty-six weeks ended October 1, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended October 1, 2022	$535,306
Incremental net sales decrease to:
Comparable store sales (including a $12,287, or 18.8%, decrease in online sales)	(99,956)
Non-comparable sales	(3,035)
Elfa third-party net sales (excluding impact of foreign currency translation)	(4,415)
Impact of foreign currency translation on Elfa third-party net sales	(1,057)
Net sales for the twenty-six weeks ended September 30, 2023	$426,843

TCS net sales decreased $102,991 or 20.3%. Comparable store sales decreased 20.0%, with general merchandise categories down 20.5%, contributing 1,340 basis points of the decrease, combined with a decrease in Custom Spaces of 19.0%, contributing a negative impact of 650 basis points to comparable store sales. Non-comparable sales decreased $3,035 during the twenty-six weeks ended September 30, 2023 primarily due to the discontinuation of C Studio third-party sales, partially offset by new store sales. Elfa third-party net sales decreased $5,472 or 19.1% in the twenty-six weeks ended September 30, 2023. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended September 30, 2023 and the twenty-six weeks ended October 1, 2022, Elfa third-party net sales decreased $4,415 or 15.3%, primarily due to a decline in sales in Nordic markets.

Gross profit and gross margin

Gross profit in the twenty-six weeks ended September 30, 2023 decreased $63,302, or 20.8% compared to the twenty-six weeks ended October 1, 2022. The decrease in gross profit was primarily the result of a decrease in consolidated net sales combined with a decrease in consolidated gross margin. The following table summarizes the gross margin for the twenty-six weeks ended September 30, 2023 and October 1, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	September 30, 2023	October 1, 2022
TCS gross margin	55.7%	56.8%
Elfa gross margin	31.8%	31.0%
Consolidated gross margin	56.5%	56.9%

TCS gross margin decreased 110 basis points primarily due to increased promotional activity and unfavorable product and services mix, partially offset by lower freight costs. Elfa gross margin increased 80 basis points primarily due to price increases. On a consolidated basis, gross margin decreased 40 basis points primarily due to lower TCS gross margin year over year. We expect consolidated gross margin to increase during the remainder of fiscal 2023 due to favorable product and services mix and lower freight costs.

Selling, general and administrative expenses

Selling, general and administrative expenses in the twenty-six weeks ended September 30, 2023 decreased $19,914, or 8.3% compared to the twenty-six weeks ended October 1, 2022. The following table summarizes SG&A as a percentage of consolidated net sales for the twenty-six weeks ended September 30, 2023 and October 1, 2022:

	September 30, 2023	October 1, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	49.1%	42.6%
Elfa selling, general and administrative	2.6%	2.3%
Consolidated selling, general and administrative	51.7%	44.9%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 680 basis points, with the increase primarily due to deleverage on fixed costs on lower sales in the first half of fiscal 2023, and due to the benefit of the legal settlement received in the first half of fiscal 2022.

Goodwill impairment

A non-cash goodwill impairment charge of $23,447 was recorded in the twenty-six weeks ended September 30, 2023 as compared to zero in the twenty-six weeks ended October 1, 2022. We completed an interim assessment of our goodwill balance as of September 30, 2023 in accordance with ASC 350 due to certain indicators identified during the second quarter of fiscal 2023. The $23,447 charge represents an impairment of the remaining goodwill balance in the TCS reporting unit as of September 30, 2023.

Depreciation and amortization

Depreciation and amortization increased to $20,895 in the twenty-six weeks ended September 30, 2023, as compared to $18,555 in the twenty-six weeks ended October 1, 2022 primarily due to capital investments in stores and technology in fiscal 2022.

Other expenses

Other expenses of $2,460 were recorded in the twenty-six weeks ended September 30, 2023 primarily related to severance costs associated with the previously announced elimination of certain positions. We did not record other expenses in the twenty-six weeks ended October 1, 2022.

Interest expense

Interest expense increased by $3,199, or 45.7%, in the twenty-six weeks ended September 30, 2023 to $10,205, as compared to $7,006 in the twenty-six weeks ended October 1, 2022. The increase is primarily due to a higher interest rate on the Senior Secured Term Loan Facility and borrowings on the revolving credit facility. We expect to incur higher interest expenses during fiscal 2023, as compared to the previous fiscal year, as a result of rising interest rates.

Taxes

The benefit for income taxes in the twenty-six weeks ended September 30, 2023 was $2,995 as compared to the provision for income taxes of $9,730 in the twenty-six weeks ended October 1, 2022. The effective tax rate for the twenty-six weeks ended September 30, 2023 was 7.8%, as compared to 27.1% in the twenty-six weeks ended October 1, 2022. The decrease in the effective tax rate was primarily related to the impact of discrete items on a pre-tax loss in the twenty-six weeks ended September 30, 2023, as compared to pre-tax income in the twenty-six weeks ended October 1, 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2023, we expect total capital expenditures to be in the range of $45,000 to $50,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development. The Company opened one new store during the second fiscal quarter of fiscal 2023 and is on track to open five new stores during 2023, and four new stores in fiscal 2024. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. We did not repurchase any shares of our common stock during the twenty-six weeks ended September 30, 2023. As of September 30, 2023, $25,000 remains available to repurchase common stock under the share repurchase program.

At September 30, 2023, we had $10,195 of cash, of which $2,764 was held by our foreign subsidiaries. In addition, we had $86,830 of additional availability under the Revolving Credit Facility and approximately $7,278 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of September 30, 2023. There were $3,886 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Twenty-Six Weeks Ended
	September 30,	October 1,
	2023	2022
Net cash provided by operating activities	$20,691	$26,790
Net cash used in investing activities	(21,741)	(32,425)
Net cash provided by financing activities	4,356	11,824
Effect of exchange rate changes on cash	(69)	(627)
Net increase in cash	$3,237	$5,562
Free cash flow (Non-GAAP) (1)	$(1,346)	$(5,257)

(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $20,691 for the twenty-six weeks ended September 30, 2023 and was comprised of net loss of $35,490 and non-cash items of $42,167 primarily due to the non-cash goodwill impairment charge recorded in the second quarter of fiscal 2023, as well as a net change in operating assets and liabilities of $14,014 primarily driven by an increase in accounts payable and accrued liabilities due to the timing of receipts and payments.

Net cash provided by operating activities was $26,790 for the twenty-six weeks ended October 1, 2022 and was comprised of net income of $26,226 and non-cash items of $22,203, partially offset by a net change in operating assets and liabilities of $21,639. The net change in operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued liabilities, a decrease in income taxes payable, and an increase in prepaid expenses and other assets related to the timing of payments.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers and manufacturing facilities, as well as investments and proceeds in the Company’s non-qualified retirement plan trust.

Net cash used in investing activities was $21,741 for the twenty-six weeks ended September 30, 2023. Our total capital expenditures for the twenty-six weeks ended September 30, 2023 were $22,037. We incurred capital expenditures of $11,100 for investments in our stores. We incurred capital expenditures of $8,233 for technology investments. The remaining capital expenditures of $2,704 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net proceeds of $295 from the non-qualified retirement plan trust.

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

Net cash provided by financing activities was $4,356 for the twenty-six weeks ended September 30, 2023. This included net borrowings of $5,000 on the Revolving Credit Facility and net borrowings of $528 on the 2019 Elfa Senior Secured Credit Facilities, repayments of $1,032 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $140 in connection with the withholding of shares upon vesting of restricted stock awards.

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

As of September 30, 2023, TCS had a total of $86,830 of unused borrowing availability and $10,000 borrowings outstanding under the Revolving Credit Facility.

As of September 30, 2023, Elfa had a total of $7,278 of unused borrowing availability and $2,820 borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $1,346 for the twenty-six weeks ended September 30, 2023, as compared to negative free cash flow of $5,257 for the twenty-six weeks ended October 1, 2022.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	September 30,	October 1,
	2023	2022
Net cash provided by operating activities	$20,691	$26,790
Less: Additions to property and equipment	(22,037)	(32,047)
Free cash flow	$(1,346)	$(5,257)

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended to date, the “Senior Secured Term Loan Facility”). On June 14, 2023, the Company entered into Amendment No. 8 (the “Eighth Amendment”) to the Senior Secured Term Loan Facility. Pursuant to the terms of the Eighth Amendment, the LIBOR-based interest rate applicable to borrowings under the Senior Secured Term Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Eighth Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the remaining balance due on the maturity date of January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended September 30, 2023, the applicable interest rate margin for term benchmark loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for term benchmark loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of September 30, 2023, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,227 net of deferred financing costs, and the consolidated leverage ratio was approximately 2.3x.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets(other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Senior Secured Term Loan Facility contains certain cross-default provisions and requires certain mandatory prepayments of the loans thereunder upon the occurrence of specific events, including an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of September 30, 2023, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of September 30, 2023, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,098, as of September 30, 2023) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $10,557 as of September 30, 2023) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,295 as of September 30, 2023), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of September 30, 2023, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report on Form 10-K. As of September 30, 2023, there were no significant changes to any of our critical accounting policies and estimates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information about our legal proceedings, see Note 7 of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/07/22

10.1	Letter Agreement between The Container Store Group, Inc. and Satish Malhotra, dated as of September 14, 2023	8-K	001-36161	10.1	09/19/23

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: November 1, 2023	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: November 1, 2023	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)