Form 10-Q
period 2023-12-30
Container Store Group, Inc.
filed 2024-02-07
CIK 1411688

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The registrant had 51,611,770 shares of its common stock outstanding as of February 2, 2024.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial statements

The Container Store Group, Inc.

Consolidated balance sheets

	December 30,	April 1,	December 31,
(In thousands)	2023	2023	2022
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$16,007	$6,958	$5,760
Accounts receivable, net	27,489	25,870	30,790
Inventory	163,090	170,637	190,307
Prepaid expenses	15,515	14,989	15,596
Income taxes receivable	1,235	858	1,357
Other current assets	10,343	10,914	9,941
Total current assets	233,679	230,226	253,751
Noncurrent assets:
Property and equipment, net	159,879	158,702	152,282
Noncurrent operating lease right-of-use assets	340,883	347,959	357,607
Goodwill	—	23,447	221,159
Trade names	222,285	221,278	221,046
Deferred financing costs, net	110	150	163
Noncurrent deferred tax assets, net	352	568	690
Other assets	3,589	2,844	2,323
Total noncurrent assets	727,098	754,948	955,270
Total assets	$960,777	$985,174	$1,209,021

See accompanying notes.

The Container Store Group, Inc.

Consolidated balance sheets (continued)

	December 30,	April 1,	December 31,
(In thousands, except share and per share amounts)	2023	2023	2022
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$49,325	$52,637	$57,704
Accrued liabilities	72,587	74,673	75,338
Current borrowings on revolving lines of credit	3,300	2,423	8,131
Current portion of long-term debt	2,068	2,063	2,061
Current operating lease liabilities	62,525	57,201	58,309
Income taxes payable	2,994	1,318	276
Total current liabilities	192,799	190,315	201,819
Noncurrent liabilities:
Long-term debt	179,288	163,385	178,416
Noncurrent operating lease liabilities	315,327	314,100	322,243
Noncurrent deferred tax liabilities, net	42,746	49,338	50,050
Other long-term liabilities	5,731	5,851	6,983
Total noncurrent liabilities	543,092	532,674	557,692
Total liabilities	735,891	722,989	759,511
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,591,111 shares issued at December 30, 2023; 49,181,562 shares issued at April 1, 2023; 49,164,862 shares issued at December 31, 2022	496	492	492
Additional paid-in capital	873,664	872,204	871,384
Accumulated other comprehensive loss	(29,351)	(32,509)	(33,614)
Retained deficit	(619,923)	(578,002)	(388,752)
Total shareholders’ equity	224,886	262,185	449,510
Total liabilities and shareholders’ equity	$960,777	$985,174	$1,209,021

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
(In thousands, except share and per share amounts) (unaudited)	2023	2022	2023	2022
Net sales	$214,899	$252,236	$641,742	$787,542
Cost of sales (excluding depreciation and amortization)	89,682	108,795	275,308	339,583
Gross profit	125,217	143,441	366,434	447,959
Selling, general, and administrative expenses (excluding depreciation and amortization)	111,820	121,540	332,471	362,104
Impairment charges	—	—	23,447	—
Stock-based compensation	515	825	1,605	2,562
Pre-opening costs	849	430	1,583	1,049
Depreciation and amortization	11,532	9,952	32,427	28,507
Other expenses	130	—	2,589	—
Loss on disposal of assets	—	10	221	91
Income (loss) from operations	371	10,684	(27,909)	53,646
Interest expense, net	5,151	4,389	15,356	11,395
(Loss) income before taxes	(4,780)	6,295	(43,265)	42,251
Provision (benefit) for income taxes	1,651	2,127	(1,344)	11,857
Net (loss) income	$(6,431)	$4,168	$(41,921)	$30,394

Net (loss) income per common share — basic	$(0.13)	$0.08	$(0.85)	$0.61
Net (loss) income per common share — diluted	$(0.13)	$0.08	$(0.85)	$0.61

Weighted-average common shares — basic	49,591,111	49,263,122	49,435,182	49,661,209
Weighted-average common shares — diluted	49,591,111	49,452,980	49,435,182	50,024,589

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
(In thousands) (unaudited)	2023	2022	2023	2022
Net (loss) income	$(6,431)	$4,168	$(41,921)	$30,394
Unrealized (loss) on financial instruments, net of tax provision (benefit) of $0, ($6), $0 and ($25)	—	(18)	—	(51)
Pension liability adjustment	(119)	(140)	(45)	252
Foreign currency translation adjustment	6,508	4,995	3,203	(6,371)
Comprehensive (loss) income	$(42)	$9,005	$(38,763)	$24,224

See accompanying notes.

The Container Store Group, Inc.s

Consolidated statements of cash flows

	Thirty-Nine Weeks Ended
	December 30,	December 31,
(In thousands) (unaudited)	2023	2022
Operating activities
Net (loss) income	$(41,921)	$30,394
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,427	28,507
Stock-based compensation	1,605	2,562
Impairment charges	23,447	—
Loss (gain) on disposal of assets	221	91
Deferred tax (benefit) expense	(6,619)	(1,018)
Non-cash interest	1,413	1,413
Other	5	855
Changes in operating assets and liabilities:
Accounts receivable	(904)	(2,955)
Inventory	8,585	511
Prepaid expenses and other assets	(1,111)	(3,303)
Accounts payable and accrued liabilities	(4,622)	(33,126)
Net change in lease assets and liabilities	13,641	607
Income taxes	1,329	(5,539)
Other noncurrent liabilities	(823)	(143)
Net cash provided by operating activities	26,673	18,856

Investing activities
Additions to property and equipment	(33,376)	(46,558)
Investments in non-qualified plan trust	(220)	(1,049)
Proceeds from non-qualified plan trust redemptions	642	811
Proceeds from sale of property and equipment	1	36
Net cash used in investing activities	(32,953)	(46,760)

Financing activities
Borrowings on revolving lines of credit	54,492	64,790
Payments on revolving lines of credit	(53,733)	(58,243)
Borrowings on long-term debt	31,000	35,000
Payments on long-term debt	(16,550)	(16,572)
Repurchases of common stock	—	(5,000)
Payment of taxes with shares withheld upon restricted stock vesting	(144)	(712)
Proceeds from the exercise of stock options	—	340
Net cash provided by financing activities	15,065	19,603

Effect of exchange rate changes on cash	264	(191)

Net increase (decrease) in cash	9,049	(8,492)
Cash at beginning of fiscal period	6,958	14,252
Cash at end of fiscal period	$16,007	$5,760

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$2,416	$4,873
Cash paid for amounts included in the measurement of operating lease liabilities	$71,319	$67,625
Additions to right-of-use assets in exchange for operating lease liabilities	$35,501	$49,056

See accompanying notes.

The Container Store Group, Inc.

Consolidated statements of shareholders’ equity

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 1, 2023	$0.01	49,181,562	$492	$872,204	$(32,509)	$(578,002)	$262,185
Net loss		—	—	—	—	(11,837)	(11,837)
Stock-based compensation		—	—	474	—	—	474
Vesting of restricted stock awards		209,320	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(140)	—	—	(140)
Foreign currency translation adjustment		—	—	—	(1,663)	—	(1,663)
Pension liability adjustment		—	—	—	59	—	59
Balance at July 1, 2023	$0.01	49,390,882	$494	$872,536	$(34,113)	$(589,839)	$249,078
Net loss		—	—	—	—	(23,653)	(23,653)
Stock-based compensation		—	—	615	—	—	615
Vesting of restricted stock awards		200,229	2	(2)	—	—	—
Foreign currency translation adjustment		—	—	—	(1,642)	—	(1,642)
Pension liability adjustment		—	—	—	15	—	15
Balance at September 30, 2023	$0.01	49,591,111	$496	$873,149	$(35,740)	$(613,492)	$224,413
Net loss		—	—	—	—	(6,431)	(6,431)
Stock-based compensation		—	—	515	—	—	515
Foreign currency translation adjustment		—	—	—	6,508	—	6,508
Pension liability adjustment		—	—	—	(119)	—	(119)
Balance at December 30, 2023	$0.01	49,591,111	$496	$873,664	$(29,351)	$(619,923)	$224,886

					Accumulated
				Additional	other		Total
(In thousands, except share amounts)	Par	Common stock		paid-in	comprehensive	Retained	shareholders’
(unaudited)	value	Shares	Amount	capital	loss	deficit	equity
Balance at April 2, 2022	$0.01	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net income		—	—	—	—	10,479	10,479
Stock-based compensation		—	—	1,201	—	—	1,201
Stock options exercised		73,594	1	339	—	—	340
Vesting of restricted stock awards		232,295	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards		—	—	(712)	—	—	(712)
Foreign currency translation adjustment		—	—	—	(5,898)	—	(5,898)
Unrealized gain on financial instruments, net of $39 tax benefit		—	—	—	(113)	—	(113)
Pension liability adjustment		—	—	—	214	—	214
Balance at July 2, 2022	$0.01	49,941,336	$499	$875,016	$(33,241)	$(408,667)	$433,607
Net income		—	—	—	—	15,747	15,747
Stock-based compensation		—	—	536	—	—	536
Vesting of restricted stock awards		163,493	2	(2)	—	—	—
Foreign currency translation adjustment		—	—	—	(5,468)	—	(5,468)
Unrealized gain on financial instruments, net of $20 tax provision		—	—	—	80	—	80
Pension liability adjustment		—	—	—	178	—	178
Balance at October 1, 2022	$0.01	50,104,829	$501	$875,550	$(38,451)	$(392,920)	$444,680
Net income		—	—	—	—	4,168	4,168
Stock-based compensation		—	—	825	—	—	825
Foreign currency translation adjustment		—	—	—	4,995	—	4,995
Unrealized gain on financial instruments, net of $6 tax benefit		—	—	—	(18)	—	(18)
Pension liability adjustment		—	—	—	(140)	—	(140)
Repurchases of common stock		(939,967)	(9)	(4,991)	—	—	(5,000)
Balance at December 31, 2022	$0.01	49,164,862	492	871,384	(33,614)	(388,752)	449,510

See accompanying notes.

The Container Store Group, Inc.

Notes to consolidated financial statements (unaudited)

(In thousands, except share amounts and unless otherwise stated)

December 30, 2023

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

Today, TCS includes The Container Store Custom Spaces (“Custom Spaces”) consisting of our elfa® Classic, elfa® Décor, Avera® and Preston® systems, which are wholly-owned and manufactured by TCS. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of December 30, 2023, we operated 100 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center, in-home design specialists and in-home design organizers. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. We do not anticipate that the adoption of this update will result in a material impact to our financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, as well certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, for all public business entities. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis, however, retrospective application is permitted. We do not anticipate that the adoption of this update will result in a material impact to our financial position, results of operations or cash flows.

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

We also completed an interim quantitative assessment of our trade names balance as of September 30, 2023 in accordance with ASC 350 which did not result in an impairment. As of December 30, 2023, we conducted a qualitative assessment of our trade names balance in accordance with ASC 350, which resulted in no indicators of impairment.

	Goodwill	Trade names
Balance at April 1, 2023
Gross balance	428,811	252,812
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$23,447	$221,278
Foreign currency translation adjustments in the thirty-nine weeks ended December 30, 2023	—	1,007
Balance at December 30, 2023
Gross balance	428,811	253,819
Fiscal 2023 impairment charges	(23,447)	—
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$—	$222,285

3. Detail of certain balance sheet accounts

	December 30,	April 1,	December 31,
	2023	2023	2022
Accounts receivable, net:
Trade receivables, net	$13,863	$18,269	$16,656
Credit card receivables	10,971	6,165	11,309
Other receivables	2,655	1,436	2,825
	$27,489	$25,870	$30,790
Inventory:
Finished goods	$153,305	$160,108	$179,984
Raw materials	8,500	9,289	9,120
Work in progress	1,285	1,240	1,203
	$163,090	$170,637	$190,307
Accrued liabilities:
Accrued payroll, benefits and bonuses	$17,038	$24,224	$17,979
Unearned revenue	17,531	15,700	18,830
Accrued transaction and property tax	14,240	14,072	15,346
Gift cards and store credits outstanding	13,980	13,002	13,924
Accrued sales returns	2,788	3,366	4,302
Accrued interest	166	189	348
Other accrued liabilities	6,844	4,120	4,609
	$72,587	$74,673	$75,338

Contract balances as a result of transactions with customers primarily consist of trade receivables included in accounts receivable, net, unearned revenue, and gift cards and store credits outstanding included in accrued liabilities in the Company’s consolidated balance sheets. Unearned revenue was $15,700 as of April 1, 2023, and $14,397 was subsequently recognized into revenue for the thirty-nine weeks ended December 30, 2023. Gift cards and store credits outstanding was $13,002 as of April 1, 2023, and $3,139 was subsequently recognized into revenue for the thirty-nine weeks ended December 30, 2023. See Note 10 for disaggregated revenue disclosures.

4. Leases

We conduct all of our U.S. operations from leased facilities that include our support center, distribution centers, manufacturing facilities, and 100 store locations. The support center, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 15 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.

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

The components of lease costs for the thirteen and thirty-nine weeks ended December 30, 2023 and December 31, 2022 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Operating lease costs	$23,572	$22,868	$70,385	$68,043
Variable lease costs	182	335	553	1,084
Total lease costs	$23,754	$23,203	$70,938	$69,127

We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for the thirteen and thirty-nine weeks ended December 30, 2023 and December 31, 2022.

Weighted average remaining operating lease term and incremental borrowing rate as of December 30, 2023 and December 31, 2022 were as follows:

	Thirty-Nine Weeks Ended
	December 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	6.1	6.6
Weighted average incremental borrowing rate	10.0%	10.6%

As of December 30, 2023, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases (1)
Within 1 year (remaining)	$23,345
2 years	95,461
3 years	87,237
4 years	77,459
5 years	65,383
Thereafter	155,593
Total lease payments	$504,478
Less amount representing interest	126,626
Total lease liability	$377,852
Less current lease liability	62,525
Total noncurrent lease liability	$315,327
(1) Operating lease payments exclude approximately $64,177 of legally binding minimum lease payments for eight leases signed but not yet commenced.

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

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted net (loss) income per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(6,431)	$4,168	$(41,921)	$30,394
Denominator:
Weighted-average common shares — basic	49,591,111	49,263,122	49,435,182	49,661,209
Nonvested restricted stock awards and other dilutive securities	—	189,858	—	363,380
Weighted-average common shares — diluted	49,591,111	49,452,980	49,435,182	50,024,589

Net (loss) income per common share — basic	$(0.13)	$0.08	$(0.85)	$0.61
Net (loss) income per common share — diluted	$(0.13)	$0.08	$(0.85)	$0.61
Antidilutive securities not included:
Stock options outstanding	781,849	1,555,286	1,379,009	1,481,921
Nonvested restricted stock awards	513,847	432,344	683,236	405,011

6.  Income taxes

The provision for income taxes in the thirteen weeks ended December 30, 2023 was $1,651 as compared to a provision of $2,127 in the thirteen weeks ended December 31, 2022. The effective tax rate for the thirteen weeks ended December 30, 2023 was (34.5)%, as compared to 33.8% in the thirteen weeks ended December 31, 2022. During the thirteen weeks ended December 30, 2023, the effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the tax impact of discrete items related to share-based compensation on a pre-tax loss. In the thirteen weeks ended

December 31, 2022, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed ("GILTI") provision on a pre-tax income.

The benefit for income taxes in the thirty-nine weeks ended December 30, 2023 was ($1,344) as compared to a provision of $11,857 in the thirty-nine weeks ended December 31, 2022. The effective tax rate for the thirty-nine weeks ended December 30, 2023 was 3.1%, as compared to 28.1% in the thirty-nine weeks ended December 31, 2022. During the thirty-nine weeks ended December 30, 2023, the effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the tax impact of goodwill impairment and discrete items related to share-based compensation on a pre-tax loss. In the thirty-nine weeks ended December 31, 2022, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, and the impact of the GILTI provision on a pre-tax income.

7.  Commitments and contingencies

In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,829 as of December 30, 2023.

The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. No material amounts were accrued at December 30, 2023, April 1, 2023, or December 31, 2022 pertaining to legal proceedings or other contingencies.

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

8.  Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirty-nine weeks ended December 30, 2023:

	Pension	Foreign
	liability	currency
	adjustment	translation	Total
Balance at April 1, 2023	$(1,117)	$(31,392)	$(32,509)

Other comprehensive (loss) income before reclassifications, net of tax	(45)	3,203	3,158
Amounts reclassified to earnings, net of tax	—	—	—
Net current period other comprehensive (loss) income	(45)	3,203	3,158

Balance at December 30, 2023	$(1,162)	$(28,189)	$(29,351)

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

As of December 30, 2023, April 1, 2023 and December 31, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These items are included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

		December 30,	April 1,	December 31,
Description	Balance Sheet Location	2023	2023	2022
Assets
Nonqualified retirement plan	Other current assets	$3,798	$3,743	$3,526
Total assets		$3,798	$3,743	$3,526

The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of December 30, 2023, April 1, 2023 and December 31, 2022, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	December 30,	April 1,	December 31,
	2023	2023	2022
Senior secured term loan facility	$149,240	$153,915	$153,135
Revolving credit facility	21,000	5,000	20,000
2019 Elfa revolving facilities	3,300	2,423	8,131
Obligations under finance leases	171	136	123
Total fair value of debt	$173,711	$161,474	$181,389

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

Thirteen Weeks Ended December 30, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$202,485	$12,414	$—	$214,899
Intersegment sales	—	21,207	(21,207)	—
Adjusted EBITDA	10,704	3,879	(1,788)	12,795
Interest expense, net	5,112	39	—	5,151
Assets (1)	868,239	101,308	(8,770)	960,777

Thirteen Weeks Ended December 31, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$239,271	$12,965	$—	$252,236
Intersegment sales	—	19,083	(19,083)	—
Adjusted EBITDA	22,086	3,970	(3,895)	22,161
Interest expense, net	4,265	124	—	4,389
Assets (1)	1,261,798	119,176	(171,953)	1,209,021

Thirty-Nine Weeks Ended December 30, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$606,137	$35,605	$—	$641,742
Intersegment sales	—	43,800	(43,800)	—
Adjusted EBITDA	25,756	7,167	(182)	32,741
Interest expense, net	15,139	217	—	15,356
Assets (1)	868,239	101,308	(8,770)	960,777

Thirty-Nine Weeks Ended December 31, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$745,914	$41,628	$—	$787,542
Intersegment sales	—	50,792	(50,792)	—
Adjusted EBITDA	82,071	10,123	(5,934)	86,260
Interest expense, net	11,025	370	—	11,395
Assets (1)	1,261,798	119,176	(171,953)	1,209,021

(1)	Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of (loss) income before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
(Loss) income before taxes	$(4,780)	$6,295	$(43,265)	$42,251
Add:
Depreciation and amortization	11,532	9,952	32,427	28,507
Interest expense, net	5,151	4,389	15,356	11,395
Pre-opening costs (a)	849	430	1,583	1,049
Non-cash lease expense (b)	(573)	232	(902)	403
Impairment charges (c)	—	—	23,447	—
Stock-based compensation (d)	515	825	1,605	2,562
Foreign exchange losses (gains) (e)	(29)	38	(102)	30
Acquisition-related costs (f)	—	—	—	63
Severance charges (g)	—	—	2,462	—
Elfa restructuring (h)	130	—	130	—
Adjusted EBITDA	$12,795	$22,161	$32,741	$86,260

(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash goodwill impairment charge recognized in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(d)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.

(f)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(g)	Severance charges associated with the elimination of certain positions recorded in other expenses in the first and second quarters of fiscal 2023, of which approximately $800 remains recorded in accrued liabilities on the consolidated balance sheet as of December 30, 2023, and which we do not consider in our evaluation of ongoing performance.

(h)	Charges associated with the close-down of Elfa segment sales operations in Poland in the third quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

11. Subsequent event

On February 1, 2024, the Company entered into a Seventh Amendment to Lease (the “Seventh Amendment”) to the Office, Warehouse and Distribution Center Lease Agreement dated October 8, 2002. The Seventh Amendment amends the lease to, among other things, extend the term of the lease for 120 months, commencing on May 1, 2025, such that the expiration of the lease term, is amended to be April 30, 2035, an annual lease payment of approximately $7,435 for the first year, and increase lease payments 4.0% on an annual-base, following the first year of the amended lease. The amended lease is expected to have a balance sheet impact of approximately $55,000 to increase the operating lease right-of-use assets and operating lease liabilities, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward-looking statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business including anticipated store openings, anticipated financial performance and liquidity, the impact of macroeconomic conditions, expectations related to litigation matters, anticipated capital expenditures, and other expenses, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: a decline in the health of the economy and the purchase of discretionary items; the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate, or manage inventory commensurate with, consumer preferences and demand; competition from other stores and internet-based competition; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; failure to comply with laws and regulations relating to privacy, data protection, and consumer protection; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; risk related to our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in health care costs and labor costs; risks related to violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; effects of tax reform and other tax fluctuations; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; risks relating to acquisitions; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (the “2022 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2023.

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

We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2023 ends on March 30, 2024 and will include 52 weeks and fiscal 2022 ended on April 1, 2023 and included 52 weeks. The third quarter of fiscal 2023 ended on December 30, 2023 and the third quarter of fiscal 2022 ended on December 31, 2022, and both included thirteen weeks.

Note on Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.

Overview

The Container Store® is the original and leading specialty retailer of organizing solutions, custom spaces and in-home services in the United States and the only national retailer solely devoted to the category. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) consisting of our elfa® Classic, elfa® Décor, Avera® and Preston® systems, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, all while transforming lives through the power of organization.

Our operations consist of two reportable segments:

●   The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of December 30, 2023, we operated 100 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. C Studio designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Net sales	$214,899	$252,236	$641,742	$787,542
Cost of sales (excluding depreciation and amortization)	89,682	108,795	275,308	339,583
Gross profit	125,217	143,441	366,434	447,959
Selling, general, and administrative expenses (excluding depreciation and amortization)	111,820	121,540	332,471	362,104
Impairment charges	—	—	23,447	—
Stock-based compensation	515	825	1,605	2,562
Pre-opening costs	849	430	1,583	1,049
Depreciation and amortization	11,532	9,952	32,427	28,507
Other expenses	130	—	2,589	—
Loss on disposal of assets	—	10	221	91
Income (loss) from operations	371	10,684	(27,909)	53,646
Interest expense, net	5,151	4,389	15,356	11,395
(Loss) income before taxes	(4,780)	6,295	(43,265)	42,251
Provision (benefit) for income taxes	1,651	2,127	(1,344)	11,857
Net (loss) income	$(6,431)	$4,168	$(41,921)	$30,394

Net (loss) income per common share — basic	$(0.13)	$0.08	$(0.85)	$0.61
Net (loss) income per common share — diluted	$(0.13)	$0.08	$(0.85)	$0.61

Weighted-average common shares — basic	49,591,111	49,263,122	49,435,182	49,661,209
Weighted-average common shares — diluted	49,591,111	49,452,980	49,435,182	50,024,589

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.7%	43.1%	42.9%	43.1%
Gross profit	58.3%	56.9%	57.1%	56.9%
Selling, general, and administrative expenses (excluding depreciation and amortization)	52.0%	48.2%	51.8%	46.0%
Impairment charges	—%	—%	3.7%	—%
Stock‑based compensation	0.2%	0.3%	0.3%	0.3%
Pre‑opening costs	0.4%	0.2%	0.2%	0.1%
Depreciation and amortization	5.4%	3.9%	5.1%	3.6%
Other expenses	0.1%	—%	0.4%	—%
Loss on disposal of assets	—%	0.0%	0.0%	0.0%
Income (loss) from operations	0.2%	4.2%	(4.3)%	6.8%
Interest expense, net	2.4%	1.7%	2.4%	1.4%
(Loss) income before taxes	(2.2)%	2.5%	(6.7)%	5.4%
Provision (benefit) for income taxes	0.8%	0.8%	(0.2)%	1.5%
Net (loss) income	(3.0)%	1.7%	(6.5)%	3.9%
Operating data:
Comparable store sales change for the period (1)	(16.8)%	(4.3)%	(18.9)%	(0.2)%
Number of stores at end of period	100	95	100	95
Non‑GAAP measures (2):
Adjusted EBITDA (3)	$12,795	$22,161	$32,741	$86,260
Adjusted net (loss) income (4)	$(4,063)	$4,109	$(13,831)	$28,402
Adjusted net (loss) income per common share — diluted (4)	$(0.08)	$0.08	$(0.28)	$0.57

(1)	Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) C Studio sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens.

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

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

Net (loss) income	$(6,431)	$4,168	$(41,921)	$30,394
Depreciation and amortization	11,532	9,952	32,427	28,507
Interest expense, net	5,151	4,389	15,356	11,395
Income tax provision (benefit)	1,651	2,127	(1,344)	11,857
EBITDA	11,903	20,636	4,518	82,153
Pre-opening costs (a)	849	430	1,583	1,049
Non-cash lease expense (b)	(573)	232	(902)	403
Impairment charges (c)	—	—	23,447	—
Stock-based compensation (d)	515	825	1,605	2,562
Foreign exchange losses (gains) (e)	(29)	38	(102)	30
Severance charges (f)	—	—	2,462	—
Elfa restructuring (g)	130	—	130	—
Acquisition-related costs (h)	—	—	—	63
Adjusted EBITDA	$12,795	$22,161	$32,741	$86,260
(a)	Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.

(b)	Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.

(c)	Non-cash goodwill impairment charge recognized in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(d)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(e)	Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.

(f)	Severance charges associated with the elimination of certain positions recorded in other expenses in the first and second quarters of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(g)	Charges associated with the close-down of Elfa segment sales operations in Poland in the third quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(h)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded in selling, general, and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(4)	Adjusted net income (loss) and adjusted net income (loss) per common share – diluted have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as net income (loss) before restructuring charges, severance charges, acquisition-related costs, impairment charges related to intangible assets, loss on extinguishment of debt, certain losses (gains) on disposal of assets, legal settlements and the tax impact of these adjustments and other unusual or infrequent tax items. We define adjusted net income (loss) per common share –

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

A reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per common share – diluted to the non-GAAP financial measures of adjusted net income (loss) and adjusted net income (loss) per common share – diluted is set forth below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(6,431)	$4,168	$(41,921)	$30,394
Impairment charges (a)	—	—	23,447	—
Severance charges (b)	—	—	2,462	—
Elfa restructuring (c)	130	—	130	—
Acquisition-related costs (d)	—	—	—	63
Legal settlement (e)	—	—	—	(2,600)
Taxes (f)	2,238	(59)	2,051	545
Adjusted net (loss) income	$(4,063)	$4,109	$(13,831)	$28,402
Denominator:
Weighted-average common shares outstanding — basic	49,591,111	49,263,122	49,435,182	49,661,209
Weighted-average common shares outstanding — diluted	49,591,111	49,452,980	49,435,182	50,024,589

Net (loss) income per common share — diluted	$(0.13)	$0.08	$(0.85)	$0.61
Adjusted net (loss) income per common share — diluted	$(0.08)	$0.08	$(0.28)	$0.57
(a)	Non-cash goodwill impairment charge recognized in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(b)	Severance charges associated with the elimination of certain positions recorded in other expenses in the first and second quarters of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(c)	Charges associated with the close-down of Elfa segment sales operations in Poland in the third quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(d)	Includes legal costs incurred in the second quarter of fiscal 2022 associated with the acquisition of Closet Works, all of which are recorded in selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.

(e)	The Company received a legal settlement, net of legal fees, in the second quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance. The amount is recorded as selling, general and administrative expenses.

(f)	Tax impact of adjustments to net income (loss) that are considered to be unusual or infrequent tax items. For fiscal 2023, also includes $2.6 million of discrete income tax expense recorded in the third quarter of fiscal 2023 related to the expiration of certain stock options granted in connection with our initial public offering in 2013, all of which we do not consider in our evaluation of ongoing performance.

Thirteen Weeks Ended December 30, 2023 Compared to Thirteen Weeks Ended December 31, 2022

Net sales

The following table summarizes our net sales for each of the thirteen weeks ended December 30, 2023 and December 31, 2022:

	December 30, 2023	% total	December 31, 2022	% total
TCS net sales	$202,485	94.2%	$239,271	94.9%
Elfa third-party net sales	12,414	5.8%	12,965	5.1%
Net sales	$214,899	100.0%	$252,236	100.0%

Net sales in the thirteen weeks ended December 30, 2023 decreased $37,337, or 14.8% compared to the thirteen weeks ended December 31, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended December 31, 2022	$252,236
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $8,169, or 26.3%, decrease in online sales)	(39,807)
Non-comparable sales	3,021
Elfa third-party net sales (excluding impact of foreign currency translation)	(636)
Impact of foreign currency translation on Elfa third-party net sales	85
Net sales for the thirteen weeks ended December 30, 2023	$214,899

TCS net sales decreased $36,786 or 15.4%. Comparable store sales decreased 16.8%, with general merchandise categories down 20.4%, negatively impacting comparable store sales by 1,380 basis points, and Custom Spaces down 9.2%, negatively impacting comparable sales by 300 basis points. Non-comparable sales were $3,021 during the thirteen weeks ended December 30, 2023. Elfa third-party net sales decreased $551 or 4.2% in the thirteen weeks ended December 30, 2023. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended December 30, 2023 and the thirteen weeks ended December 31, 2022, Elfa third-party net sales decreased $636 or 4.9%, primarily due to a decline in sales in Nordic markets.

Gross profit and gross margin

Gross profit in the thirteen weeks ended December 30, 2023 decreased $18,224, or 12.7%, compared to the thirteen weeks ended December 31, 2022. The decrease in gross profit was primarily the result of decreased consolidated sales, partially offset by an increase in consolidated gross margin. The following table summarizes gross margin for the thirteen weeks ended December 30, 2023 and December 31, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	December 30, 2023	December 31, 2022
TCS gross margin	57.6%	57.2%
Elfa gross margin	31.0%	32.7%
Consolidated gross margin	58.3%	56.9%

TCS gross margin increased 40 basis points primarily due to lower freight costs, partially offset by unfavorable product and services mix and increased promotional activity in the thirteen weeks ended December 30, 2023. Elfa gross margin decreased 170 basis points compared to the third quarter of fiscal 2022 primarily due to unfavorable mix, partially offset by price increases to customers. On a consolidated basis, gross margin increased 140 basis points primarily due to a higher mix of Custom Spaces+ sales year over year in the thirteen weeks ended December 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirteen weeks ended December 30, 2023 decreased $9,720, or 8.0%, compared to the thirteen weeks ended December 31, 2022. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended December 30, 2023 and December 31, 2022:

	December 30, 2023	December 31, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	49.0%	45.6%
Elfa selling, general and administrative	3.0%	2.6%
Consolidated selling, general and administrative	52.0%	48.2%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 380 basis points, primarily due to deleverage of fixed costs on lower sales in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022.

Depreciation and amortization

Depreciation and amortization increased to $11,532 in the thirteen weeks ended December 30, 2023, as compared to $9,952 in the thirteen weeks ended December 31, 2022 primarily due to capital investments in stores and technology in fiscal 2022.

Interest expense

Interest expense increased by $762, or 17.4% to $5,151 in the thirteen weeks ended December 30, 2023 as compared to $4,389 in the thirteen weeks ended December 31, 2022 primarily due to a higher interest rate on the Senior Secured Term Loan Facility and higher average borrowings on the Revolving Credit Facility.

Taxes

The provision for income taxes in the thirteen weeks ended December 30, 2023 was $1,651 as compared to $2,127 in the thirteen weeks ended December 31, 2022. The effective tax rate for the thirteen weeks ended December 30, 2023 was (34.5)%, as compared to 33.8% in the thirteen weeks ended December 31, 2022. The negative effective tax rate in the thirteen weeks ended December 30, 2023 was primarily related to the impact of discrete items related to share-based compensation on a pre-tax loss as compared to pre-tax income in the thirteen weeks ended December 31, 2022.

Thirty-Nine Weeks Ended December 30, 2023 Compared to Thirty-Nine Weeks Ended December 31, 2022

Net sales

The following table summarizes our net sales for each of the thirty-nine weeks ended December 30, 2023 and December 31, 2022:

	December 30, 2023	% total	December 31, 2022	% total
TCS net sales	$606,137	94.5%	$745,914	94.7%
Elfa third-party net sales	35,605	5.5%	41,628	5.3%
Net sales	$641,742	100.0%	$787,542	100.0%

Net sales in the thirty-nine weeks ended December 30, 2023 decreased $145,800 or 18.5%, compared to the thirty-nine weeks ended December 31, 2022. This decrease was comprised of the following components:

Net sales
Net sales for the thirty-nine weeks ended December 31, 2022	$787,542
Incremental net sales decrease to:
Comparable store sales (including a $20,456, or 21.2%, decrease in online sales)	(139,763)
Non-comparable sales	(14)
Elfa third-party net sales (excluding impact of foreign currency translation)	(5,051)
Impact of foreign currency translation on Elfa third-party net sales	(972)
Net sales for the thirty-nine weeks ended December 30, 2023	$641,742

TCS net sales decreased $139,777 or 18.7%. Comparable store sales decreased 18.9%, with general merchandise categories down 20.5%, contributing 1,350 basis points of the decrease, combined with a decrease in Custom Spaces of 15.9%, contributing a negative impact of 540 basis points to comparable store sales. Non-comparable sales decreased $14 during the thirty-nine weeks ended December 30, 2023 primarily due to the discontinuation of C Studio third-party sales, partially offset by new store sales. Elfa third-party net sales decreased $6,023 or 14.5% in the thirty-nine weeks ended December 30, 2023. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirty-nine weeks ended December 30, 2023 and the thirty-nine weeks ended December 31, 2022, Elfa third-party net sales decreased $5,051 or 12.1%, primarily due to a decline in sales in Nordic markets.

Gross profit and gross margin

Gross profit in the thirty-nine weeks ended December 30, 2023 decreased $81,525, or 18.2% compared to the thirty-nine weeks ended December 31, 2022. The decrease in gross profit was primarily the result of a decrease in consolidated net sales partially offset by an increase in consolidated gross margin. The following table summarizes the gross margin for the thirty-nine weeks ended December 30, 2023 and December 31, 2022 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	December 30, 2023	December 31, 2022
TCS gross margin	56.4%	56.9%
Elfa gross margin	31.5%	31.6%
Consolidated gross margin	57.1%	56.9%

TCS gross margin decreased 50 basis points primarily due to increased promotional activity and unfavorable product and services mix, partially offset by lower freight costs. Elfa gross margin decreased 10 basis points primarily due to unfavorable mix, partially offset by price increases to customers. On a consolidated basis, gross margin increased 20 basis points compared to the thirty-nine weeks ended of fiscal 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses in the thirty-nine weeks ended December 30, 2023 decreased $29,633, or 8.2% compared to the thirty-nine weeks ended December 31, 2022. The following table summarizes SG&A as a percentage of consolidated net sales for the thirty-nine weeks ended December 30, 2023 and December 31, 2022:

	December 30, 2023	December 31, 2022
	% of Net sales	% of Net sales
TCS selling, general and administrative	49.0%	43.6%
Elfa selling, general and administrative	2.8%	2.4%
Consolidated selling, general and administrative	51.8%	46.0%

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 580 basis points, with the increase primarily due to deleverage on fixed costs on lower sales in the thirty-nine weeks ended of fiscal 2023, and due to the benefit of the legal settlement received in the second quarter of fiscal 2022.

Goodwill impairment

A non-cash goodwill impairment charge of $23,447 was recorded in the thirty-nine weeks ended December 30, 2023 as compared to zero in the thirty-nine weeks ended December 31, 2022. We completed an interim assessment of our goodwill balance as of September 30, 2023 in accordance with ASC 350 due to certain indicators identified during the second quarter of fiscal 2023. The interim assessment resulted in the Company recording a $23,447 charge which represented an impairment of the remaining goodwill balance in the TCS reporting unit as of September 30, 2023.

Depreciation and amortization

Depreciation and amortization increased to $32,427 in the thirty-nine weeks ended December 30, 2023, as compared to $28,507 in the thirty-nine weeks ended December 31, 2022 primarily due to capital investments in stores and technology in fiscal 2022.

Other expenses

Other expenses of $2,589 were recorded in the thirty-nine weeks ended December 30, 2023 primarily related to severance costs associated with the previously announced elimination of certain positions. We did not record other expenses in the thirty-nine weeks ended December 31, 2022.

Interest expense

Interest expense increased by $3,961, or 34.8%, in the thirty-nine weeks ended December 30, 2023 to $15,356, as compared to $11,395 in the thirty-nine weeks ended December 31, 2022. The increase is primarily due to a higher interest rate on the Senior Secured Term Loan Facility.

Taxes

The benefit for income taxes in the December 30, 2023 was ($1,344) as compared to the provision for income taxes of $11,857 in the thirty-nine weeks ended December 31, 2022. The effective tax rate for the thirty-nine weeks ended December 30, 2023 was 3.1%, as compared to 28.1% in the thirty-nine weeks ended December 31, 2022. The decrease in the effective tax rate was primarily related to the impact of discrete items related to share-based compensation on a pre-tax loss in the thirty-nine weeks ended December 30, 2023, as compared to pre-tax income in the thirty-nine weeks ended December 31, 2022.

Liquidity and Capital Resources

We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.

Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2023, we expect total capital expenditures to be in the range of $40,000 to $45,000 for technology infrastructure and software projects, existing store merchandising and refresh activities, our Elfa business, and new store development. The Company opened two new stores during the third fiscal quarter of fiscal 2023 and is on track to open two new small format stores in the remainder of fiscal 2023 and four new stores in fiscal 2024. We also plan to have one store closure and one store relocation on fiscal 2024. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. We did not repurchase any shares of our common stock during the thirty-nine weeks ended December 30, 2023. As of December 30, 2023, $25,000 remains available to repurchase common stock under the share repurchase program.

At December 30, 2023, we had $16,007 of cash, of which $5,338 was held by our foreign subsidiaries. In addition, we had $75,980 of additional availability under the Revolving Credit Facility and approximately $7,645 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of December 30, 2023. There were $3,829 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis

A summary of our key components and measures of liquidity is shown in the following table:

	Thirty-Nine Weeks Ended
	December 30,	December 31,
	2023	2022
Net cash provided by operating activities	$26,673	$18,856
Net cash used in investing activities	(32,953)	(46,760)
Net cash provided by financing activities	15,065	19,603
Effect of exchange rate changes on cash	264	(191)
Net increase (decrease) in cash	$9,049	$(8,492)
Free cash flow (Non-GAAP) (1)	$(6,703)	$(27,702)
(1)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Net cash provided by operating activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred taxes as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $26,673 for the thirty-nine weeks ended December 30, 2023 and was comprised of net loss of $41,921 offset by non-cash items of $52,499 primarily due to the non-cash goodwill impairment charge recorded in the second quarter of fiscal 2023, as well as a net change in operating assets and liabilities of $16,095 primarily driven by a decrease in accounts payable and accrued liabilities due to the timing of receipts and payments.

Net cash provided by operating activities was $18,856 for the thirty-nine weeks ended December 31, 2022 and was comprised of net income of $30,394 and non-cash items of $32,410, partially offset by a net change in operating assets and liabilities of $43,948. The net change in operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued liabilities due to the timing of payments.

Net cash used in investing activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers and manufacturing facilities, as well as investments and proceeds in the Company’s non-qualified retirement plan trust.

Net cash used in investing activities was $32,953 for the thirty-nine weeks ended December 30, 2023. Our total capital expenditures for the thirty-nine weeks ended December 30, 2023 were $33,376. We incurred capital expenditures of $16,700 for investments in our stores. We incurred capital expenditures of $12,078 for technology investments. The remaining capital expenditures of $4,598 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net proceeds of $422 from the non-qualified retirement plan trust.

Net cash used in investing activities was $46,760 for the thirty-nine weeks ended December 31, 2022. Our total capital expenditures for the thirty-nine weeks ended December 31, 2022 were $46,558. We incurred capital expenditures of $24,150 for technology investments. We incurred capital expenditures of $17,108 for investments in our stores. The remaining capital expenditures of $5,300 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $238 in the non-qualified retirement plan trust.

Net cash provided by financing activities

Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $15,065 for the thirty-nine weeks ended December 30, 2023. This included net borrowings of $16,000 on the Revolving Credit Facility and net borrowings of $759 on the 2019 Elfa Senior Secured Credit Facilities, repayments of $1,550 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $144 in connection with the withholding of shares upon vesting of restricted stock awards.

Net cash provided by financing activities was $19,603 for the thirty-nine weeks ended December 31, 2022. This included net borrowings of $20,000 on the Revolving Credit Facility, combined with net borrowings of $6,547 on the 2019 Elfa Senior Secured Credit Facilities and proceeds of $340 from the exercise of stock options, partially offset by share repurchases of $5,000, repayments of $1,572 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Facility, and payments of $712 in connection with the withholding of shares upon vesting of restricted stock awards.

As of December 30, 2023, TCS had a total of $75,980 of unused borrowing availability and $21,000 borrowings outstanding under the Revolving Credit Facility.

As of December 30, 2023, Elfa had a total of $7,645 of unused borrowing availability and $3,300 borrowings outstanding under the 2019 Elfa Revolving Facilities.

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

Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $6,703 for the thirty-nine weeks ended December 30, 2023, as compared to negative free cash flow of $27,702 for the thirty-nine weeks ended December 31, 2022.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirty-Nine Weeks Ended
	December 30,	December 31,
	2023	2022
Net cash provided by operating activities	$26,673	$18,856
Less: Additions to property and equipment	(33,376)	(46,558)
Free cash flow	$(6,703)	$(27,702)

Senior Secured Term Loan Facility

On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended to date, the “Senior Secured Term Loan Facility”). On June 14, 2023, the Company entered into Amendment No. 8 (the “Eighth Amendment”) to the Senior Secured Term Loan Facility. Pursuant to the terms of the Eighth Amendment, the LIBOR-based interest rate applicable to borrowings under the Senior Secured Term Facility was replaced with a SOFR-based interest rate, subject to adjustment as specified in the Eighth Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the remaining balance due on the maturity date of January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended December 30, 2023, the applicable interest rate margin for term benchmark loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for term benchmark loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of December 30, 2023, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,185 net of deferred financing costs, and the consolidated leverage ratio was approximately 2.8x.

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets(other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries. The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Senior Secured Term Loan Facility contains certain cross-default provisions and requires certain mandatory prepayments of the loans thereunder upon the occurrence of specific events, including an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of

December 30, 2023, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.

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

The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of December 30, 2023, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities

On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,945, as of December 30, 2023) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,436 as of December 30, 2023) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,487 as of

December 30, 2023), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.

The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of December 30, 2023, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report on Form 10-K. As of December 30, 2023, there were no significant changes to any of our critical accounting policies and estimates.

Contractual obligations

There were no material changes to our contractual obligations from those disclosed in our 2022 Annual Report on Form 10-K, except with respect to the lease amendment described in Note 11 to our unaudited consolidated financial statements included in Part I, Item I of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2023.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended on December 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/07/22

10.1	The Seventh Amendment to Lease to the Office, Warehouse and Distribution Center Lease Agreement dated February 1, 2024.	8-K	001-36161	10.1	02/06/24

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
**
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Container Store Group, Inc.

(Registrant)

Date: February 7, 2024	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: February 7, 2024	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)