Form 10-K
period 2024-03-30
Container Store Group, Inc.
filed 2024-05-28
CIK 1411688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 29, 2023, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $77,507,602. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.
As of May 21, 2024, the number of shares of common stock outstanding was 50,265,658.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements related to: the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition, anticipated financial performance and key metrics, including sales goals, anticipated tax rates, the sufficiency of our cash generated from operations and borrowings under our credit facilities, opportunities to increase our market share, expectations with respect to new store openings and other expansion opportunities, expectations regarding key growth initiatives and strategic priorities, environmental, social and governance goals and targets, our ability to attract new customers and increase brand loyalty, the strategic alternatives review process, our intention to consider alternatives to cure the NYSE bid price deficiency, and the Company's continued listing on the NYSE. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.
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
The following discussion contains references to fiscal 2024, fiscal 2023, fiscal 2022, fiscal 2021, and fiscal 2020, which represent our fiscal years ending or ended, as applicable, March 29, 2025, March 30, 2024, April 1, 2023, April 2, 2022, and April 3, 2021, respectively. All references herein to “fiscal 2024” represent the results of a 52-week fiscal year, “fiscal 2023” represent the results of a 52-week fiscal year, references to “fiscal 2022” represent the results of a 52-week fiscal year, references to “fiscal 2021” represent the results of a 52-week fiscal year, and references to “fiscal 2020” represent the results of a 53-week fiscal year.

Summary of Risk Factors
The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:
•The overall decline in the health of the economy and consumer spending has affected and may continue to affect consumer purchases of discretionary items, which has in the past and could in the future reduce demand for our products and materially harm our sales, profitability and financial condition.
•If we are unable to source and market new products to meet our high standards and customer preferences or are unable to offer our customers an aesthetically pleasing and convenient shopping environment, our results of operations may be adversely affected.
•If we fail to anticipate consumer demand, or to manage inventory commensurate with demand, our results of operations may be adversely affected.
•Our business requires that we lease substantial amounts of space and there can be no assurance that lease terms and conditions will remain as favorable as in the past.
•Costs and risks relating to new store openings could severely limit our growth opportunities.
•Our costs have increased, and in the future may continue to increase due to factors that may or may not be controllable by us, which may negatively affect our financial results.
•Our operating results are subject to quarterly and seasonal fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.
•A cyber-attack or security incident impacting TCS or third-party providers’ information technology systems or confidential information may result in reputational damage, or exposure to regulatory or litigation risk that may materially affect our business, financial results, results of operations, and trading prices of TCS common stock.
•Failure to comply with current or expanded laws and regulations relating to privacy, data protection, and consumer protection, could adversely affect our business and our financial condition.
•We rely upon third-party service providers to operate critical aspects of our internal and external business operations and any disruption or interference with such operations, or material non-compliance with laws and regulations by such third parties, could materially and adversely impact our business.
•Material damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.
•Failure to effectively manage our online sales, may result in reputation and operational harm.
•We face risks related to the incorporation of artificial intelligence technologies into our internal business practices.
•Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.
•We rely upon independent third-party transportation providers for substantially all our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
•We are subject to duties, tariffs and quotas associated with foreign imports for our merchandise.
•Our facilities and systems, as well as those of our vendors, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise, incur unexpected costs or be unable to effectively service our stores and online customers.
•Material disruptions at one of our manufacturing facilities could negatively impact production, customer deliveries and overall financial results.
•Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our merchandise offerings, reputation, results of operations, cash flow and financial condition.
•We face distribution risks related to operating two distribution centers and domestic and international manufacturing facilities.
•We face risks related to indebtedness that could result in a high degree of leverage on cash flow from operations to pay back debt.
•Our costs and financial results have changed, and in the future may continue to change because of currency exchange rate fluctuations.
•We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.
•Our fixed lease obligations could adversely affect our financial performance.
•Disruptions in the global financial markets and rising interest rates may make it difficult for us to borrow enough capital to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, which could negatively affect our business.
•Competition, including internet-based competition, could negatively impact our business, adversely affecting our ability to generate higher net sales.
•Our vendors may sell similar or identical products to our competitors, which could harm our business.

•Our business depends in part on a strong brand image. If we are not able to protect our brand, we may be unable to attract enough customers or sell sufficient quantities of our products.
•Our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.
•We depend on key executive management.
•If we are unable to find, train and retain key personnel, that reflect our brand image and embody our foundational principles, we may not be able to grow or sustain our operations.
•Organized labor activities could cause labor relation issues and higher labor costs.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
•There are legal claims made against us from time to time that may distract management from our business activities and result in significant liability or damage to our brand.
•Changes in statutory, regulatory, and other legal requirements could potentially impact our operating and financial results.
•Our total assets include intangible assets with an indefinite life, including goodwill and trade names, and substantial amounts of long-lived assets. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates, have in the past and may in the future cause us to incur impairment charges that could adversely affect our results of operation.
•We may be subject to fluctuations in our tax obligations, and effective tax rates and realization of our deferred tax assets, including net operating loss carryforwards, which could result in volatility of our operating results.
•If third parties claim infringement of intellectual property rights, our operating results could be adversely affected.
•If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
•Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
•Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•We do not currently expect to pay any cash dividends.
•Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our shareholders.
•We are reviewing strategic alternatives. There can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our shareholders or that the process will not have an adverse impact on our business.
•Our common stock price has been and may continue to be volatile, or may continue to decline.
•Any failure to meet the NYSE’s continued listing standards could result in a delisting of our common stock.
•As a public company, our management is required to devote substantial time and monetary costs to compliance matters.
•We are subject to a series of risks relating to climate change and natural disasters, which may affect our worldwide business operations and financial results.
•Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

PART I
ITEM 1. BUSINESS
General
The Container Store is the nation’s only retailer with a solution-oriented offering of custom spaces, organizing solutions, and in-home services. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) exclusive products consisting of our elfa®, Avera® and Preston® brands, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and premium, wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, in order to transform lives through the power of organization.
We were founded in 1978 in Dallas, Texas as The Container Store, Inc. In 2007, The Container Store, Inc. was sold to The Container Store Group, Inc. In November 2013, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TCS.” In fiscal 2023, we generated consolidated net sales of $847.8 million. Today, our operations consist of two reportable segments:
•The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. We operate 102 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home organizers. Our stores receive substantially all our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co‑located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. We operate the C Studio Manufacturing, Inc. (“C Studio”), (formerly known as “Closet Parent Company, Inc.”, or “Closet Works”) facility in Elmhurst, Illinois, which designs and manufactures our premium wood-based custom space product offering, and is included in the TCS reportable segment. In fiscal 2023, TCS had net sales of $801.4 million, which represented approximately 95% of our total consolidated net sales.
•Elfa, The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. and represented approximately 58% of Elfa’s total sales in fiscal 2023. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe. In fiscal 2023, the Elfa segment had $46.3 million of third-party net sales, which represented approximately 5% of our total consolidated net sales.

Strategic Priorities
The Container Store exists to transform lives through the power of organization. We plan to accomplish this singular vision by executing our three strategic priorities, which include: deepening our relationship with customers, expanding our reach and strengthening our capabilities. These priorities are focused on profitability and positioning The Container Store for healthy long-term growth.
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
Understanding that our customers respond best when we provide them with a compelling reason to shop, we are investing in thoughtful curations to draw in customers. We continue to seek ways to infuse more innovation, freshness and seasonal relevance in our collections and refine our assortment across categories, seeking ways to surprise and delight customers with unique, curated product offerings that complement the home organization and storage categories.
In fiscal 2023, we expanded our assortment with new and innovative, premium products and brands that complement our core offering and Custom Spaces. For example, we now offer high-quality artisan bins and baskets to complement a Preston closet, and crystal glass and barware to complete a Preston pantry. Offering premium general merchandise to complete our Premium Custom Spaces is essential to serve the needs of our customers and offer them a full solution under one roof.
We are seeing success in the work we are doing to deepen our relationships across our product assortment, Organized Insider loyalty program and other initiatives demonstrated by our store net promoter scores which remained strong throughout the year, averaging a score of 80.
Strategic Pillar Two: Expanding Our Reach
The Container Store exists to transform lives through the power of organization – and the more lives we transform, the better for our customers and our business. We are continually working to expand our reach to attract new customers to our brand and its power to transform lives.
Expanding our reach is a key component of reaching our $2 billion annual sales goal. To that end, in fiscal 2023, we opened five new small format stores in San Mateo, California, Woodland Hills, California, Princeton, New Jersey, Gaithersburg, Maryland, and Huntington, New York. Princeton was a milestone in our history as our 100th new store. We believe we still have attractive growth opportunities in key markets and plan to open four new stores in fiscal 2024. Due to the current economic environment and our focus on effectively managing costs, at this time we are not committing to the timing of future new store growth plans beyond fiscal 2024.
We believe focusing on our Custom Spaces business is key to engage more customers and grow our overall business. In fiscal 2023 we significantly grew our in-home designers who are highly trained to sell premium spaces, introduced enhancements to our premium, wood-based line Preston® and soft-launched Garage+TM by Elfa. In fiscal 2024 we plan to continue to take our offering further with a significant overhaul of our Elfa Décor line that will elevate its positioning in the marketplace. We will also be focusing on increasing Custom Spaces awareness through marketing and taking a more integrated approach, demonstrating our ability to facilitate life-changing transformations for our customers through space optimization, curated finishing products, and vital organizational advice.
Strategic Pillar Three: Strengthening Our Capabilities
We believe that continued effort to strengthen our capabilities is key as we strive for growth. We consistently seek ways to invest in and improve our business practices – both those that are working well, and those that could work better for us and our customers.
In fiscal 2023 we began regularly utilizing AI generated content on our website to create efficiencies and personalize the online experience for customers, and continue to identify ways that it can help us improve our processes. Our website product pages, landing pages and content pages have continually been enhanced for search engine optimization and show positive results. In addition, upgrades to our mobile app continue to be a focus and this year we implemented express checkout to improve the experience for our customers.
As a company, we continue to appropriately prioritize certain Environmental, Social and Governance (“ESG”) issues. In fiscal 2023, we issued our second Sustainability Report – and our third report is planned for summer 2024. We began measuring our Scope 3 emissions in fiscal 2023 through a partnership with Watershed to better align our strategy with global regulatory trends. In addition to ESG, our employee resource groups continued to foster a culture of diversity and inclusion through meaningful programming and partnerships throughout the year.
Our Key Differentiators
The Container Store Custom Spaces:
Our solution-oriented focus on The Container Store Custom Spaces, complementary general merchandise, and in-home services, provides a unique opportunity to drive sales through higher average ticket while differentiating the Company from other brick and mortar and online, items-based retailers. Our highly trained and experienced sales force has been selling, custom-designed and other closet solutions for over 45 years. We believe there is no comparable retailer executing this holistic approach to custom closets. We design and sell The Container Store Custom Spaces in-store, in-home, online, and through our call center.
Our elfa® and Avera® brands continue to be an ever important, highly profitable and differentiating component in the growth of our Company and reflect our commitment to dominating the custom space market. In fiscal 2023, all Elfa-produced products accounted for approximately 32% of our TCS retail sales. Due to our vertical integration with Elfa, we have control over the sourcing and availability of elfa® and Avera®, our best selling and highest margin products. We are the exclusive distributor of Elfa-manufactured products in the United States. Approximately 27% of our fiscal 2023 TCS segment purchases were attributed to intercompany purchases from our Elfa segment.
We have expanded our manufacturing capabilities and our premium wood-based custom space product offering with the acquisition of C Studio. On April 2, 2022 we added the Preston® collection to our custom space offering and are the exclusive distributor. Our team continues to innovate and introduce new features and capabilities for Preston and we are pleased with the adoption of this new brand. In fiscal 2023, Preston accounted for approximately 70% of premium space sales.
Our Shopping Experience:
We strive to create an Air of Excitement® in each of our stores across the country. You can experience the Air of Excitement® through our employees’ smiling faces and their genuine interest in a customer’s organizational projects and in the bright visual displays and demonstrations of our differentiated products and solutions.
This is coupled with our highly personalized approach to customer service. Our employees are trained to ask questions to understand and anticipate our customers’ needs. We believe that if we discover the underlying storage and organization challenges of our customers, our recommended solutions will transform their life. Service and selling are synonymous at The Container Store. We believe we can best serve our customers by astonishing them with personalized service and providing the solutions they most need to accomplish their organizational projects.
We are a multi-channel retailer, with a fully-integrated website, responsive mobile site and app and call center to complement our physical stores. Our website, containerstore.com, is our flagship store intended to replicate the store experience offering virtually the same product assortment and providing real time inventory information for our stores, as well as certain products found exclusively online. We enhance the customer’s experience and deepen loyalty by creating consistent, relevant messages, regardless of which channel is being used. We offer free shipping on orders over $99 and our customers are able to purchase online and pick up at a store, utilize our curbside pick-up service, or request same-day home delivery in select markets. The website, mobile site, mobile app and call center sales channels combined accounted for approximately 28% of TCS net sales in fiscal 2023.
Our Stores:
We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and nationally recognized brand name to successfully develop new stores in an array of markets that are primed for growth, including new, existing, small and large markets. Our current footprint of 102 stores extends to 34 states and the District of Columbia. In 2021 we shared that we see the potential to add 76 new stores in key markets over time. In fiscal 2023, we opened five new small format stores in San Mateo, California, Woodland Hills, California, Princeton, New Jersey, Gaithersburg, Maryland, and Huntington, New York. Princeton was a milestone in our history as our 100th new store. We expect to open four new small format stores in fiscal 2024, relocate our downtown San Francisco location, and close our Los Angeles store at Farmers Market.
Our Unique Product Collection:
Our merchandising philosophy is to provide a carefully curated, one-of-a-kind collection of storage and organization solutions for every area of the home, at a variety of price points that complement our Custom Spaces offering. We offer more than 12,000 products designed to provide customers solutions that simplify their lives and maximize their spaces within their homes. Each year, we introduce approximately 2,000 new SKUs. Our solutions-based selling approach (versus items-based) is delivered by our highly trained salespeople. We believe helping customers accomplish their organizational projects by selling solutions primarily consisting of exclusive, proprietary products differentiates us from other retailers. In fiscal 2023, over half of our annual sales came from exclusive or proprietary products, inclusive of approximately one third of private label products. We believe owned, private label general merchandise is an area of growth for our business, as well as discovery categories like travel and pet, and premium solutions that complement our core and Custom Spaces offering.

Currently, our stores are typically organized into 12 distinct lifestyle departments. The types of products sold in each department are as follows:

Lifestyle departments	Select products
The Container Store Custom Spaces	DIY metal component-based to premium, built-in wood-based Elfa, Avera and Preston Custom Spaces brands.

Bath	Countertop Organizers, Cosmetic and Jewelry Organizers, Shower and Bathtub Organizers, Drawer Organization, Cabinet Storage

Closet	Shoe Storage, Hangers, Drawer Organizers, Boxes and Bins, Hanging Storage Bags, Garment Racks, Jewelry Storage, Bedding

Gift Packaging	Gift Wrap and Tags, Ribbons and Bows, Gift Wrap Organizers, Gift Bags and Sacks, Gift Boxes, Tape, Small Boxes, Tins, Divided Boxes

Hooks	Wall Mounted, Adhesive, Magnetic, Overdoor, Command Hooks, Wall Mounted shelves and Floor Protection

Kitchen	Canisters, Jars, Lunchtime Essentials, Bulk Food Storage, Plastic and Glass Food Storage, Drawer Liners and Organizers, Countertop Organizers, Dish Drying Racks, Cabinet Storage, Pantry Organizers, Kitchen Gadgets, China Storage, Cookware, Glassware and Bar Organization

Laundry	Step Stools, Hampers, Laundry Bags and Baskets, Clothes Drying Racks, Cleaning Tools

Office	Desktop Collections, Paper Storage, File Carts and Cabinets, Literature Organizers, Message Boards, Media Storage, Photo Storage, Display, Small Craft and Parts Organizers, Desk Chairs

Shelving & Garage	Free Standing Shelving, Wall Mounted Shelving, Cube Systems, Component Shelving, Desks, Chairs, Garage

Storage	Drawers, Boxes and Bins, Totes, Crates, Carts, Toy Storage, Archival Storage, Storage Bags, Specialty Bins, Boxes and Cubes, Home Fragrance and Home Environment

Trash	Kitchen Step-on and Sensor Cans, Recycle Bins, Composting, Wastebaskets, Open Cans, Trash Bags

Travel	Luggage, Clothing Organizers, Cosmetic and Jewelry Organizers, Travel Bottles, and Travel Accessories
In order to offer our unique collection of products and to execute a competitive merchandising and business strategy, we work to form meaningful, long-lasting relationships with vendor partners from around the world. We believe these relationships benefit us in a number of ways, including providing us with an increased number of exclusive products and competitive pricing. We believe that by creatively crafting mutually beneficial vendor relationships, we foster a unique sense of loyalty among our more than 600 product vendor partners. In fact, 15 of our top 20 vendor partners have been a partner for at least 10 years and several of those vendors have been with us since our inception in 1978. For the TCS segment, our top 10 vendors, excluding Elfa, accounted for 30% of our total purchases in fiscal 2023. In order to maximize our purchasing flexibility, we generally do not enter into long-term contracts with our vendor partners.
Environmental, Social and Governance
The Container Store recognizes the importance of our impact on people, the planet and the communities wherein we operate. It is imperative to the success of our business that we continue to learn, improve, and advance our vision in those key areas by implementing a strong and thoughtful ESG strategy.

Sustainability
The Board’s role includes overseeing the Company’s corporate sustainability strategy and enterprise risk management efforts. Our Board and its committees help to promote our Company management’s protections of our business and employees by maintaining ethical standards, governance practices, and compliance programs. The Nominating and Corporate Governance Committee of the Board of Directors governs our ESG efforts. Our Chief Legal Officer leads the ESG function and is a direct report of the Chief Financial Officer. Our Sustainability Council is led by the Staff Attorney of Sustainability, who is also responsible for all ESG projects and reports.
Our top ESG priorities are to develop appropriate policies and programs that focus on the environment, social responsibility and our employees. In fiscal 2023, we continued to drive stakeholder engagement and executed against ESG strategic priorities. We utilize software to measure baseline Scope 1 and Scope 2 Green House Gas (“GHG”) emissions and energy intensity data, in accordance with the GHG Protocol. We publish available environmental data in our annual Sustainability Report.
Elfa also has a sustainability program. Our Elfa-manufactured products contributed to approximately 32% of our fiscal year 2023 retail sales. Many of our Elfa-manufactured products are made from varying recycled materials.
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
Human Capital Management
The Container Store was founded on basic and fundamental business philosophies about treating employees, customers, vendors, shareholders and the community with respect and dignity. It is a culture that is driven by our seven Foundation Principles® and seeks to create an environment where the lives of everyone connected to our business are enriched and brimming with opportunity.
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
As of March 30, 2024, we had approximately 4,300 employees, of which approximately 3,900 were TCS segment employees and approximately 400 were Elfa segment employees. Of the 3,900 TCS segment employees, approximately 2,300 were part time employees. We are committed to doing everything we can, as individuals and as a company, to enable all of us, regardless of ethnicity, gender identity or expression, sexual orientation, age, ability, or religious affiliation have EQUAL opportunity to grow, develop and achieve our dreams.
We also know that the commitment for a diverse, equitable and inclusive culture, starts from the top, and our Chief Executive Officer, Satish Malhotra, has demonstrated his commitment by signing the CEO Action Pledge for Diversity & Inclusion (www.ceoaction.com). By taking this pledge, The Container Store has committed to actions that cultivate a trusting environment where all respectful ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion. These commitments include working with other companies to develop best practices, sharing our Diversity, Equity and Inclusion (“DE&I”) plans with our board of directors, as well as implementing accountability systems to track our progress.

Our commitment to equity and inclusion extends beyond our employees. We know supporting the local communities where we have stores, distribution centers and manufacturing facilities makes the communities stronger. Therefore, we are proud to create opportunities within our supply chain for a broad range of businesses, including small businesses owned by individuals from traditionally underrepresented backgrounds, and through our philanthropy efforts focus on causes that are important to our employees and customers and align with our commitment to making a lasting social and economic impact in those communities.
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
Health & Safety
The health and safety of The Container Store employees and customers are vital to the health of our business. We strive to reduce injury or illness, in addition to property loss or business interruption caused by accidents, fire, or other hazards. The safer our workplace is, the more efficient and profitable our company will be.
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
Manufacturing
We currently have a total of four manufacturing facilities: one domestic and three international. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across our Custom Spaces offerings. In the TCS segment, we operate a 58,000 square feet manufacturing facility in Elmhurst, Illinois which supplies our premium, wood-based custom space offerings, sold exclusively through our TCS segment under the Preston® brand.
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
Distribution
In the TCS segment, the majority of our merchandise flows through one of our two distribution centers, prior to transport to our retail stores and/or online customers. Our first distribution center is co-located with our support center in Coppell, Texas. The approximately 1.1 million square foot facility was designed and constructed specifically for The Container Store and is comprised of approximately 100,000 square feet of support center space and approximately 1 million square feet of distribution center space. Our second distribution center located in Aberdeen, Maryland is approximately 700,000 square feet and is comprised primarily of distribution center space. We also operate a 58,000 square feet domestic manufacturing facility in Elmhurst, Illinois.
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
With employee safety as our top priority, our distribution centers follow local, state and federal guidelines to ensure the safety of our employees. This includes continuous training and communication around safety expectations.
Intellectual Property
The Container Store’s trademarks, patents, product designs and copyrighted works have significant value and as such, we vigorously protect them against infringement and misappropriation. Our “The Container Store®,” “Welcome to the OrganizationSM,” “Foundation Principles®,” “Organized InsiderSM,” “Preston®,” “Avera®,” “Contained Home®,” “elfa®,” "The Power of Organization®," and “Air of Excitement®”, trademarks and certain variations thereon, that are used for our product lines and sales campaigns, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with trademark registries of applicable foreign jurisdictions. In addition, The Container Store owns domain names, including “www.containerstore.com,” “www.closets.com” and others that include our trademarks including "www.elfa.com," as well as The Container Store mobile application. We also own several elfa® utility and design patents, which protect Elfa’s closet and shelving systems. We have a utility patent for The Container Store's proprietary retail shopping computer systems and design patents on select private label products. Additionally, The Container Store has copyrights in our website and marketing material, including digital and print materials.
Competition
We operate within the storage and organization category which extends across many retail segments including custom spaces. Storage and organization products are sold by a variety of retailers, including mass merchants, specialty retail chains, and internet-based retailers, but they devote a smaller portion of their overall merchandise assortment to storage and organization. We also compete within a highly fragmented custom spaces market with national, regional and local custom spaces competitors, as well as local homebuilders and contractors. One of our biggest differentiators is that we sell solutions, not items. Some of our competitors are larger and may have greater financial, marketing and other resources than The Container Store. However, we compete based on our customer service, product selection and quality, price, convenience, consumer marketing and promotional activities, and our ability to identify and satisfy emerging consumer preferences, vendor relationships, and brand recognition, among other things. In addition, we believe that the strength of our solutions-based selling with highly trained employees, exclusive offerings and vendor relationships, our passionate and loyal customer base and the quality, differentiation and breadth of our product assortment compare favorably to those of our competitors.
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
Consumer Behavior Risks
The overall decline in the health of the economy and consumer spending has affected and may continue to affect consumer purchases of discretionary items, which has in the past and could in the future reduce demand for our products and materially harm our sales, profitability and financial condition.
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
In addition, we must manage our merchandise inventory levels. Much of our merchandise requires that we provide vendors with significant ordering lead time, frequently before market factors are known. The nature of our products requires us to carry a significant amount of inventory prior to peak selling seasons. If we are not able to anticipate consumer demand for our product offerings, or successfully manage inventory levels for products that are in demand, we may experience and have experienced:
•back orders, order cancellations and lost sales for products that are in high demand for which we did not stock adequate inventory; and

•overstock inventory levels for products that have lower consumer demand, requiring us to take markdowns or other steps to sell slower moving merchandise.
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
We do not own any real estate. Instead, we lease our store locations, as well as our support center, manufacturing facilities, and distribution centers. Our store leases generally have an initial term of 10 to 15 years, with renewal options that range from 5 to 15 years. Certain leases have early cancellation clauses, permitting the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our store leases provide for additional lease payments based on a percentage of sales, or “percentage rent”, if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating lease payment provisions over the initial term and any extensions. Increases in substantial occupancy costs along with difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:
•requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing our operating profitability;
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to changes in, our business or the industry in which we compete.
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
Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including our product offerings, promotional events, store openings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions, including economic downturns as a result of unforeseen events such as pandemics, inflation, and supply chain disruptions, among other things. As a result of these factors, the demands on our product distribution and delivery network may fluctuate. Accordingly, our results of operations may fluctuate on a seasonal and quarterly basis, relative to corresponding periods in prior years. In fiscal 2023, for example, sales and profitability did not follow historical patterns due to various factors, including changes in promotional strategy and cadence, weather patterns and macroeconomic factors. Future similar initiatives, trends or events may disproportionately impact results in a particular quarter and we believe that comparisons of our operating results from period to period are not necessarily meaningful and cannot be relied upon as indicators of future performance.
Information Technology Risks
A cyber-attack or security incident impacting TCS or third-party providers’ information technology systems or confidential information may result in reputational damage, or exposure to regulatory or litigation risk that may materially affect our business, financial results, results of operations, and trading prices of TCS common stock.
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
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. We, like many companies, have experienced cyberattacks, system vulnerabilities and security incidents in the past. We cannot assure that any breaches, attacks or unauthorized disclosures will not occur in the future, including attacks or incidents that may materially impact our business. We have committed financial and personnel resources to implement and maintain security policies, procedures, and measures designed to protect our IT Systems and Confidential Information. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. We incur significant costs in connection with network security, disaster recovery, and employee training. We may incur significant costs to update business practices or modify service offerings. Cyberattacks are expected to accelerate on a global basis and threat actors are increasingly sophisticated in using techniques and tools - including artificial intelligence - that are designed to circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to anticipate, prevent, detect, investigate, contain or recover from future attacks and incidents in a timely manner.
Cyberattacks may occur as a result of targeted attacks by state-sponsored organization, opportunistic hackers, and other threat actors that involve, for example, the deployment of viruses or malware (such as ransomware), denial-of-service attacks, break-ins, and social engineering attacks (such as phishing exploits), as well as inadvertent errors committed by employees, contractors or other parties, and hardware or software bugs, misconfigurations or similar vulnerabilities. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.
In addition, cyberattacks that impact companies through a critical third-party service provider or elsewhere in the supply chain are increasingly prevalent. Because we make extensive use of third party suppliers and service providers, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Cybersecurity risk have also increased as a result of global remote working dynamics that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-

corporate networks used by many of our employees and critical third-party providers. Moreover, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Cyberattacks, security incidents, and similar events could result in any or all of the following: unauthorized access to or disruption to our IT Systems, Confidential Information and operations; unauthorized modification or disclosure of Confidential Information; governmental and regulatory inquiries, investigations, fines and penalties; litigation, including but not limited to class actions, pursuant to enacted and developing laws such as the California Consumer Privacy Act (CCPA) which provides for a private rights of action and statutory damages in connection with certain types of data breaches; loss of confidence in our Company, negative media coverage, and brand and reputational harm; loss of customers and business opportunities; increased costs to investigate, contain, restore or remediate IT Systems; and a range of other costs and liabilities. Any or all of the foregoing may have material adverse impacts on our business, financial condition, results of operations, as well as the trading price of our stock.
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
We collect, use, store, share and process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), relating to customers, website visitors, employees, former employees, job applicants, directors, vendors, suppliers and business partners. We are therefore subject to a variety of international, federal, state, and local laws and regulations relating to privacy, data protection, and consumer protection. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. Compliance with applicable laws and regulations may result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
In the United States, the Federal Trade Commission and many state Attorneys General are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of personal information, including statements that we make in our privacy policies. There are also federal laws governing marketing activities, such as Controlling the Assault of Non-Solicited Pornography and Marketing Act and Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule). In addition, we are subject to various state privacy laws, such as the California Consumer Privacy Act (“CCPA”), which requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers certain privacy rights. The CCPA has encouraged similar laws in several other states across the United States which in some cases have conflicting requirements that make compliance challenging.
One cannot predict the impact of these complex and rapidly evolving laws or subsequent guidance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our internal practices. Any failure or perceived failure, to comply with our posted privacy policies or with any federal, state, international privacy, consumer protection-related laws, regulations, industry self-regulatory principles, industry standards codes of conduct, regulatory guidance, judicial orders to which we may be subject or other legal obligations relating to privacy or consumer protection could have a materially adverse impact to our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities or others that may require us to change our operations, incur substantial costs and expenses in an effort to comply, modify our data processing practices and policies, or cease using certain data sets. Any such claim, proceeding, or action, including a complaint by an activist to a regulatory authority or other public statement criticizing our practices, could further hurt our reputation, brand, and business, and ultimately force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors, result in the imposition of monetary penalties, and otherwise adversely affect our business, financial condition, and results of operations. We may also be contractually required to indemnify and hold harmless certain third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Finally, because we accept debit and credit cards for payment, we are required to comply with the Payment Card Industry Data Security Standards (“PCI-DSS”) and have incurred and will continue incur additional expenses to maintain PCI-DSS compliance. Even if we are compliant with such standards, we and our relevant service providers still may be vulnerable and unable to prevent security breaches involving customer transaction data.

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
TCS sells merchandise via the Internet through our website, containerstore.com, and mobile apps. In fiscal 2023, our website and mobile apps accounted for approximately 23% of TCS net sales.
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
We face risks related to the incorporation of artificial intelligence technologies into our internal business practices.

We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making investments in this area. The continuous development, maintenance and operation of our AI Technologies is complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are additional risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, we are working to incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our internal business practices. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designated to ensure the accuracy of such AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies.

Further, we use AI Technologies licensed from third parties, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business could be harmed.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Moreover, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:
•discontinue selling merchandise to us;
•enter into exclusivity arrangements with our competitors;
•sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;
•raise the prices they charge us;
•change payment terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;
•lengthen their lead times; or

•initiate or expand sales of storage and organization products to retail customers directly through their own stores, catalogs or on the internet.
We historically have established excellent working relationships with many small- to mid-size vendors that generally have more limited resources, production capacities and operating histories. Adverse market and economic events, such as the economic downturn caused by geopolitical and civil unrest, issues related to trade routes and sanctions, and physical or transition climate change-related risks and events, could impair our ability to obtain merchandise in sufficient quantities from these vendors. Such events include difficulties associated with our vendors' business, value chains, finances, labor, ability to export or import, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, and we may not be able to find similar merchandise with the same terms from larger vendors.
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
During fiscal 2023, including purchases for Elfa which represented approximately 27% of our purchases, we purchased approximately 53% of our merchandise from vendors located outside the United States (including approximately 33% from vendors located in China) and approximately 47% of our merchandise from vendors located in the United States. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on manufacturers located outside the United States. As a result, our business depends on global trade, as well as trade and cost factors that impact countries where our vendors are located. Part of our future success depends upon our ability to maintain our existing foreign vendor relationships and develop new ones. While we rely on long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order-by-order basis.
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
Our retail stores, support center, distribution centers, manufacturing facilities, infrastructure projects, direct-to-customer operations, as well as the operations of our vendors, are vulnerable to damage from various natural disasters, pandemics, physical and transition climate change-related risks and events (including extreme or chronic weather events or conditions and energy or water scarcity), geopolitical and civil unrest, issues related to trade routes and sanctions, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events results in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, to the extent it can be, resulting in the potential loss of customers and revenues. For example, in the fourth quarter of fiscal 2023, we experienced severe weather that negatively impacted certain stores, resulting in early or full day closures. In addition, we may incur costs in deductibles and repairing any damage beyond our applicable insurance coverage.
Material disruptions at one of our manufacturing facilities could negatively impact production, customer deliveries and overall financial results.
Elfa operates three manufacturing facilities: two in Sweden and one in Poland. C Studio is a manufacturing facility in Elmhurst, Illinois which supplies our Preston® closet line. A material operational disruption in one of our manufacturing facilities could occur as a result of any number of events including, but not limited to, major equipment failures, labor stoppages, temporary or permanent factory closings, transportation failures or trade considerations affecting the supply and shipment of materials and finished goods, severe weather conditions, physical and transition climate change-related risks and events, health epidemics or pandemics, all of which could result in limitations on the ability to travel and return to work, geopolitical and civil unrest and disruptions in utility services. Such a disruption could negatively impact production, customer deliveries and financial results.
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
Our business depends upon the successful operation of our manufacturing facilities and distribution centers, to fulfill orders and deliver our merchandise to our customers in a timely manner. We currently handle merchandise distribution for our stores from two facilities, one in Coppell, Texas, a suburb of Dallas, Texas, and the second in Aberdeen, Maryland. We also fulfill and deliver Preston® custom closets orders from the C Studio manufacturing facility in Elmhurst, Illinois. Elfa operates three manufacturing facilities, located in Västervik, Sweden, Mullsjö, Sweden, and Koszalin, Poland. These manufacturing facilities produce our elfa® and Avera® branded products, which are sold exclusively through our TCS segment in the U.S. and also on a wholesale basis to various retailers in approximately 30 countries. We use independent third-party transportation companies as well as leased trucks to ship product to our distribution centers and deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution centers or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns, strikes by employees of the transportation companies, temporary or government-mandated closures, health epidemics, pandemics, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which may result in lower sales, a loss of brand loyalty and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risks
We face risks related to indebtedness that could result in a high degree of leverage on cash flow from operations to pay back debt.
As of March 30, 2024, we had total outstanding debt of $176.8 million and an additional $91.3 million of availability under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and the 2019 Elfa revolving credit facilities (the “2019 Elfa Revolving Facilities”). Loans under our senior secured term loan facility with JPMorgan Chase Bank, N.A. (the “Senior Secured Term Loan Facility”), which matures January 31, 2026, represented $163.5 million of the total outstanding debt.
Subject to the limitations in the terms of our existing and future indebtedness, we may incur additional indebtedness or refinance existing indebtedness in the future. Our leverage could have important consequences to us, including:
•exposing us to increased interest rates as our borrowings under our current debt facilities are at variable rates;
•difficulty making payments;
•restricting our ability to pay future dividends;
•increasing our vulnerability to downturns in our business, the storage and organization retail industry or the general economy thus limiting our flexibility to plan for, or react to, changes in our business, the industry, or the economy;
•requiring a substantial portion of operational cash flow to pay principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes, which may in turn limit our ability to implement our business strategy;
•preventing us from taking advantage of business opportunities or successfully carrying out plans to expand our store base and product offerings; and
•placing us at a competitive disadvantage compared to our competitors who may be less leveraged.
Consequences of indebtedness may require a substantial portion of cash flow from operations to be dedicated to the payment of debt principal and interest, thereby reducing our ability to fund operations, capital expenditures, and future business opportunities. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, or timely, on terms satisfactory to us or at all. In addition, the agreements governing our indebtedness require us to comply with financial and operational covenants, including placing limitations on our ability to incur liens, make investments, enter into certain consolidations, mergers and sales of assets, make payments to our equity or debt holders and engage in transactions with affiliates.
A failure to comply with the agreements governing our indebtedness, including financial and operational covenants thereunder, could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate.
Our costs and financial results have changed, and in the future may continue to change because of currency exchange rate fluctuations.
During fiscal 2023, approximately 53% of our merchandise, based on cost of merchandise purchased, was manufactured abroad. The prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.
Our largest exposure to currency exchange rate fluctuations is between the U.S. dollar and Swedish krona. All purchases from the Elfa segment by the TCS segment are in Swedish krona. Approximately 27% of our U.S. dollar merchandise purchases in the TCS segment in fiscal 2023 were originally made in Swedish krona from our Elfa segment. Additionally, all assets and liabilities of our Elfa segment are translated at year end rates of exchange, apart from certain assets and liabilities that are translated at historical rates of exchange. Revenues, expenses, and cash flows of our Elfa segment are translated at average rates of exchange for the year. As a result, our financial results may be adversely affected by fluctuations in the Swedish krona as compared to the U.S. dollar. Based on the average exchange rate from Swedish krona to U.S. dollar during fiscal 2023, and results of operations in functional currency, we believe that a 10% increase or decrease in the exchange rate of the Swedish krona would increase or decrease net income by approximately $0.3 million.
We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of operating cash flows, we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We primarily depend on cash flow from operations, the Revolving Credit Facility (as defined above), and the 2019 Elfa Revolving Facilities (as defined above), to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms and conditions, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, our existing shareholders may suffer significant dilution, and any new equity securities we issue may have rights, preferences, and privileges superior to those of existing stockholders. Certain of our existing debt instruments contain, and any debt financing we secure in the future could contain, restrictive covenants relating to our ability to incur additional indebtedness and other financial and operational matters that make it more difficult for us to obtain additional capital. For example, our existing debt facilities contain significant restrictions on our ability to incur additional secured indebtedness. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to operate and expand our business or respond to competitive pressures would be curtailed and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy.
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
Disruptions in the global financial markets and rising interest rates and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Under the Revolving Credit Facility, each member of the syndicate for the Revolving Credit Facility is responsible for providing a portion of the loans to be made under the facility. Factors that affect our borrowing ability under the Revolving Credit Facility include borrowing base formula limitations, adjustments in the appraised value of our inventory used to calculate the borrowing base and the availability of each of the lenders to advance its portion of requested borrowing drawdowns under the facility. If, in connection with a disruption in the global financial markets or otherwise, any participant, or group of participants, with a significant portion of the commitments in the Revolving Credit Facility fails to satisfy its obligations to extend credit under the facility and we are unable to find a replacement for such participant or group of participants on a timely basis (if at all), our liquidity and our business may be materially adversely affected.
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
Although we have negotiated North American exclusivity on many of the general merchandise products we sell in our stores, a majority of our general merchandise product sales are not exclusive. These vendors could sell similar or identical products to our competitors, some of whom purchase products in significantly greater volume, or enter exclusive arrangements with other retailers that could limit our access to their products. Our vendors could also initiate or expand sales of their products through their own stores or through the internet and therefore compete with us directly or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

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
As of March 30, 2024, approximately 60% of Elfa’s employees (approximately 5% of our total employees) were covered by collective bargaining agreements. A dispute with a union or employees represented by a union, including a failure to extend or renew our collective bargaining agreements, could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, results of operations could be adversely affected.
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

Periodically, we are involved in litigation, claims and other proceedings relating to the conduct of our business and employee relations. For example, we were named as a defendant in a putative class action filed on February 10, 2020 in Santa Clara Superior Court by Rashon Hayes, a former, hourly-paid employee of TCS who was employed from April 2019 to June 2019. Claims may result in litigation and may result in regulatory proceedings being brought against us by federal, state and local agencies. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and may require significant resources. Litigation, claims, and regulatory proceedings result in unexpected expenses, remediation, and potential liability which could materially adversely affect our operations and our reputation.
Changes in statutory, regulatory, and other legal requirements could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory and legal requirements, domestically and abroad. Changes in the regulatory environment potentially increase the costs of compliance and subject us to possible government penalties and litigation.
Specifically, significant or rapid increases to federal, state and local minimum wage rates could adversely affect our earnings if we are unable to offset increased labor costs. Moreover, the adoption of new environmental, social, and governance laws and regulations in connection with climate change, the transition to a low carbon economy, and greenhouse gas emissions, could significantly increase our costs and/or reduce the demand for our products. For example, the SEC recently adopted final climate change disclosure regulation. While we are still assessing the potential impact of these rules, they may increase our compliance, controls and disclosure costs. Moreover, if carbon pricing or carbon taxes are adopted, the cost of products from our suppliers could increase and adversely affect our business and results of operations.
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
Due to certain indicators identified during the second quarter of fiscal 2023, we completed an interim assessment of our goodwill balance as of September 30, 2023 in accordance with ASC 350, to identify if the fair value of the reporting unit’s goodwill was less than its carrying value. In connection with our interim assessment, we determined there was an impairment of goodwill in the TCS reporting unit and recorded a non-cash goodwill impairment charge of $23.4 million. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand. There was no impairment to our trade names as of September 30, 2023.
In accordance with ASC 350, we performed an annual quantitative assessment of our trade names as of January 1, 2024, as well as an interim quantitative assessment as of March 30, 2024 due to identified indicators in the fourth quarter of fiscal 2023, which resulted in a $63.8 million impairment of the TCS trade name and a $10.1 million impairment of the Elfa trade name. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand. Additional future impairment charges could be required due to continued macroeconomic impacts, if we do not achieve our current net sales and profitability projections or if our weighted average cost of capital continues to increase.
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
We may provide public guidance on our expected operating and financial results for future periods, including sales and earnings per share. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results have not always been and may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty or when there are periods of severe weather. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or we reduce our guidance for future periods, as we have done in the past, the market price of our common stock may decline.
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
The continued operation and expansion of our business will require substantial funding. We do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors our Board of Directors deems relevant. Additionally, the ability of the obligors under the Senior Secured Term Loan Facility, the Revolving Credit Facility and the 2019 Elfa

Senior Secured Credit Facilities to pay cash dividends are subject to restrictions, and we expect these restrictions to continue in the future.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our shareholders. These include:
•authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
•a provision for a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•the removal of directors only for cause;
•no provision for the use of cumulative voting for the election of directors;
•limiting the ability of shareholders to call special meetings;
•requiring all shareholders’ actions to be taken at a meeting of our shareholders (i.e., no provision for shareholder action by written consent); and
•establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.
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
General Risks
Our common stock price has been and may continue to be volatile, or may continue to decline.
The market price for our common stock has been and may continue to be volatile in the future and has recently declined. As a retailer, our results are significantly affected by various factors which can affect our stock price, many of which are outside of our control, including the following:
•quarterly variations in our operating results compared to market expectations;
•changes in preferences of our customers and buying trends, and our ability to respond to such preferences and trends;
•announcements of new products or significant price reductions by us or our competitors;
•size of the public float;

•stock price performance of our competitors;
•default on our indebtedness;
•actions by competitors or other shopping center tenants;
•changes in senior management or key personnel;
•changes in financial estimates by securities analysts;
•negative earnings or other announcements by us or other retail home goods companies;
•downgrades in our credit ratings or the credit ratings of our competitors;
•weather conditions, particularly during the holiday season and our promotional sales;
•natural disasters, physical or transition climate change-related risks and events, political and civil unrest or other similar events, including the war between Russia and Ukraine, issues related to trade routes and sanctions, and health epidemics or pandemics;
•issuances or expected issuances of common stock; and
•global economic, legal and regulatory factors unrelated to our performance.
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
Any failure to meet the NYSE’s continued listing standards could result in a delisting of our common stock.
On May 8, 2024, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On May 14, 2024, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. A delisting of our common stock from the NYSE may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from the NYSE, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that would take to restore our compliance with Section 802.01C, if needed, would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again or prevent future non-compliance with NYSE’s listing standards. There is also no assurance that we will maintain compliance with the other listing standards of the NYSE. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing standards would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing standards.
We are reviewing strategic alternatives. There can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our shareholders or that the process will not have an adverse impact on our business.

Our Board has initiated a formal review process to evaluate strategic alternatives for the Company aimed at maximizing value for our shareholders. The process of reviewing strategic alternatives may be costly, time consuming and complex and we may incur significant costs related to this review, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or action and there is no defined timeline for completion of the review process. There can be no assurance that any potential strategic alternative, if identified, evaluated and consummated, will have a positive impact on our business or provide greater value to our shareholders than that reflected in the current price of our common stock.
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
There are inherent climate-related risks wherever business is conducted. The long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable.
Physical climate change increases both the frequency and severity of meteorological phenomena, extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) that may affect our business operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. Physical climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. Transition climate change risks and impacts include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs.
We have suppliers around the world and our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters, and transition-related climate risks. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause losses of power, resulting in contractual fines or loss of business. Transition-related risks could result in increased compliance and operational costs, economic uncertainty, or changes in our access to energy and manufacturing and vendor considerations. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
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

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. Methodologies and data relevant to many ESG matters also are evolving, in some cases quite rapidly; as a result, actions or statements that we take based on information or processes we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with current or future best practice. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, even if they are currently voluntary. Certain market participants, including major institutional investors, use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. For example, there are stakeholders who have differing views on ESG matters, and we may be subject to stakeholder engagement, activism or disputes based on the positions we take on various ESG matters. Moreover, our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers, which may augment or cause additional impacts on our business, financial condition, or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy

The Container Store has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on a hybrid security framework model using the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the Payment Card Industry Security Standard (PCI DSS). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and PCI DSS as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We have an enterprise risk management program designed to identify and assess enterprise risks. At certain committee and Board meetings periodically throughout the year, management discusses the risk exposures identified as being most significant to the Company and the related actions that management may take to monitor such exposures. Our cybersecurity risk management program is integrated into our enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program.

Our cybersecurity risk management program currently includes the following key elements, which are deployed as the Company deems applicable:

•We conduct periodic risk assessments, as well as internal and external vulnerability scanning and penetration testing of select systems and platforms, which are designed to help identify material risks from cybersecurity threats to our critical systems and information.

•We have established security procedures for day-to-day operations designed to promote optimal system performance and maintain the integrity of critical systems and information, including detection, prevention and recovery controls, as well as backup procedures designed to prevent the loss of critical data, among other practices.

•Our policy is to train employees and relevant contractors on cybersecurity awareness. The Company’s office-based associates, store-based associates and certain distribution and fulfillment center associates are required to undergo security awareness training at the time of hiring. The Company’s store-based associates may also receive ad hoc cybersecurity awareness communications and materials as part of their store’s local operations training.

•We have established, and periodically test, data security breach preparedness and response plans that are designed to address a range of scenarios that include data breaches and ransomware attacks.

•We are subject to regular information technology and security audits by internal audit staff and external third parties.

•We conduct third-party cybersecurity risk diligence for key service providers based on our assessment of their criticality to our operations and respective risk profile.

The Company (or a third party on which it relies) may not be able to fully, continuously and effectively implement security controls as designed or intended. The Company utilizes a risk-based approach and judgment to determine which security controls to implement, and it is possible that the Company may not implement appropriate controls if management does not recognize, or underestimates, a particular risk. In addition, security controls, no matter how well designed or implemented, may only partially mitigate, but not fully eliminate, risks. Security events, when detected by security tools or third parties, may not always be immediately understood or acted upon by the Company (or by third parties on which it relies).

As of the filing of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have occurred that have materially affected us, including our business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. If as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate the business, and our business strategy, results of operations or financial condition could be adversely affected. See “Risk Factors – Information Technology Risks.”

Governance

The Audit Committee (Committee) of our Board of Directors has primary oversight responsibility for the Company's risk assessment and risk management activities, including addressing risks related to cybersecurity through policies and processes, and considering any recommendations for improvement of relevant controls. The chairperson of the Audit Committee updates the full Board of Directors on these matters as deemed appropriate.

The Company has a Cybersecurity Council, which is composed of representatives of the Company’s senior management and exercises management-level oversight of cybersecurity matters. Our Chief Information Security Officer (“CISO”) has primary responsibility for the development, operation, and maintenance of the Company’s cybersecurity risk management program. The CISO holds multiple cybersecurity certifications and has approximately 15 years of cybersecurity experience with public retail companies.

The Committee receives reports from the CISO at least twice per year regarding our cybersecurity risk management program and cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding internal and external security reviews, risk assessments, breach preparedness, threat assessments, and cybersecurity incidents it considers to be significant.

Personnel with access to certain Company data and information technology assets are required to promptly report known or suspected security incidents. Our incident response process is designed to facilitate the reporting of cybersecurity incidents to management, including the CISO and the Company’s designated internal legal counsel, as well as other identified associates from across the Company’s business, as applicable.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES
We lease all of our 102 retail stores. Our leases generally have a term of 10 to 15 years, with renewal options that generally range from 5 to 15 years. Most leases for our retail stores provide for minimum operating lease payments, typically including escalating lease payments. Further, certain leases also include lease payments that are based on a percentage of sales. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. A summary of our store locations by state as of March 30, 2024 is below:

Location	Store(s)	Location	Store(s)	Location	Store(s)
Arizona	4	Massachusetts	3	Oklahoma	1
Arkansas	1	Michigan	2	Oregon	1
California	16	Minnesota	1	Pennsylvania	2
Colorado	4	Missouri	1	Rhode Island	1
Delaware	1	Nebraska	1	Tennessee	2
Florida	6	Nevada	1	Texas	13
Georgia	3	New Hampshire	1	Utah	1
Illinois	5	New Jersey	5	Virginia	4
Iowa	1	New Mexico	1	Washington	2
Indiana	1	New York	6	Wisconsin	1
Kansas	1	North Carolina	2	District of Columbia	1
Maryland	3	Ohio	3	Total	102
We lease approximately 1.1 million square feet of space in Coppell, Texas for our support center and distribution center for our TCS segment. The term for this lease expires in April 2035, and we retain two five-year renewal options. We also lease approximately 700,000 square feet of space in Aberdeen, Maryland for our second distribution center for our TCS segment. The term for this lease expires in November 2029. We lease approximately 58,000 square feet of space in Elmhurst, Illinois for C Studio’s manufacturing facility for our TCS segment. The term for this lease expires in September 2028. We lease approximately 2,800 square feet of space in Chicago, Illinois for The Container Store show room. The term for this lease expires in May 2026.
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
For information about our legal proceedings see Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
None.

Information about our Executive Officers

Name	Age	Position(s)
Satish Malhotra	48	Chief Executive Officer and President
Jeffrey A. Miller	52	Chief Financial Officer
Dhritiman Saha	52	Chief Operating Officer
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock trades on The New York Stock Exchange (“NYSE”), under the symbol “TCS.”
The number of stockholders of record of our common stock as of May 21, 2024 was 309. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
For a discussion of the Company’s results of operations and liquidity and capital resources for Fiscal 2021, including a year-to-year comparison between Fiscal 2021 and Fiscal 2022, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of the Company’s Annual Report on Form 10-K for Fiscal 2022, filed with the SEC on May 26, 2023.
Note on Dollar Amounts
All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts, unless otherwise stated.
Overview
The Container Store is the nation’s only retailer with a solution-oriented offering of custom spaces, organizing solutions, and in-home services. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) exclusive products consisting of our elfa®, Avera® and Preston® brands, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and premium, wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, in order to transform lives through the power of organization.
Our operations consist of two reportable segments:
•The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of March 30, 2024, we operated 102 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home organizers. Our stores receive substantially all our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co‑located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. We operate the C Studio Manufacturing, Inc. (“C Studio”), (formerly known as “Closet Parent Company, Inc.”, or “Closet Works”) facility in Elmhurst, Illinois, which designs and manufactures our premium wood-based custom space product offering, and is included in the TCS reportable segment.
•The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors. Elfa was founded in 1948 and is headquartered in Malmö, Sweden. Elfa’s shelving and drawer systems are customizable for any area of the home, including closets, kitchens, offices and garages. Elfa operates three manufacturing facilities with two located in Sweden and one in Poland. The Container Store began selling elfa® products in 1978 and acquired Elfa in 1999. Today our TCS segment is the exclusive distributor of elfa® products in the U.S. Elfa also sells its products on a wholesale basis to various retailers in approximately 30 countries around the world, with a concentration in the Nordic region of Europe.

In May 2024, we announced that the Board has initiated a formal review process to evaluate strategic alternatives for the Company. The Board has established a Transaction Committee to help oversee the process, with the goal of maximizing the potential of the business and returns for shareholders. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome.
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
Comparable store sales
Due to the significant business disruption from COVID-19 that led to the temporary closure of all of our stores to in-store traffic in the first quarter of fiscal 2020, we did not evaluate comparable store sales as a key metric in fiscal 2021 and focused on net sales comparisons when evaluating the Company’s topline performance. We evaluated and presented comparable store sales in fiscal 2022 and fiscal 2023.
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
Comparable store sales allow us to evaluate how our retail store base is performing by measuring the change in period over period net sales in stores that have been open for fifteen months or more. The comparable store sales growth metric is an operating measure intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP. Various factors affect comparable store sales, including:
•national and regional economic trends in the United States;
•changes in our merchandise mix;
•changes in pricing;
•changes in timing of promotional events or holidays; and
•weather.
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
We define adjusted net income (loss) as net income (loss) before restructuring charges, severance charges, acquisition-related costs, impairment charges related to intangible assets, losses on extinguishment of debt, certain losses (gains) on disposal of assets, certain management transition costs incurred, legal settlements, and the tax impact of these adjustments and unusual or infrequent tax items. We define adjusted net income per common share—diluted as adjusted net income (loss) divided by the diluted weighted average common shares outstanding. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, refer to “Non-GAAP Financial Measures.”
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
Results of Operations
The following data represents the amounts shown in our audited consolidated statements of operations for the fiscal years ended March 30, 2024 and April 1, 2023, expressed in dollars and as a percentage of net sales and certain operating data and non-GAAP financial information. For segment data, see Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Net sales	$847,779	$1,047,258
Cost of sales (excluding depreciation and amortization)	359,014	446,295
Gross profit	488,765	600,963
Selling, general, and administrative expenses (excluding depreciation and amortization)	439,485	486,431
Impairment charges	97,279	197,712
Stock-based compensation	1,870	3,382
Pre-opening costs	2,861	2,006
Depreciation and amortization	44,333	38,905
Other expenses	7,423	—
Loss on disposal of assets	248	122
(Loss) income from operations	(104,734)	(127,595)
Interest expense, net	20,672	16,171
(Loss) income before taxes	(125,406)	(143,766)
(Benefit) provision for income taxes	(22,119)	15,090
Net (loss) income	$(103,287)	$(158,856)

Net (loss) income per common share — basic	$(2.09)	$(3.21)
Net (loss) income per common share — diluted	$(2.09)	$(3.21)

Weighted-average common shares — basic	49,476,871	49,539,875
Weighted-average common shares — diluted	49,476,871	49,539,875

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	42.3%	42.6%
Gross profit	57.7%	57.4%
Selling, general, and administrative expenses (excluding depreciation and amortization)	51.8%	46.4%
Impairment charges	11.5%	18.9%
Stock-based compensation	0.2%	0.3%
Pre-opening costs	0.3%	0.2%
Depreciation and amortization	5.2%	3.7%
Other expenses	0.9%	—%
Loss on disposal of assets	0.0%	0.0%
(Loss) income from operations	(12.4)%	(12.2)%
Interest expense, net	2.4%	1.5%
(Loss) income before taxes	(14.8)%	(13.7)%
(Benefit) provision for income taxes	(2.6)%	1.4%
Net (loss) income	(12.2)%	(15.2)%
Operating data:
Comparable store sales change for the period (1)	(19.7)%	(3.7)%
Number of stores at end of period	102	97
Non‑GAAP measures (2):
Adjusted EBITDA (2)	$48,094	$115,426
Adjusted net (loss) income (2)	$(15,868)	$37,235
Adjusted net (loss) income per common share — diluted (2)	$(0.32)	$0.75
___________________________
(1)Comparable store sales includes all net sales from our TCS segment, except for (i) sales from stores open less than sixteen months, (ii) stores that have been closed permanently, (iii) stores that have been closed temporarily for more than seven days and (iv) C Studio sales to third parties. A store is included in the comparable store sales calculation on the first day of the sixteenth full fiscal month following the store’s opening. When a store is relocated, we continue to consider sales from that store to be comparable store sales. A store permanently closed is not considered comparable in the fiscal month that it closes. A store temporarily closed for more than seven days is not considered comparable in the fiscal month it is closed. The store then becomes comparable on the first day of the following fiscal month in which it reopens.
(2)We have presented Adjusted EBITDA, adjusted net income, and adjusted net income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below. For more information regarding our use of adjusted net income and adjusted net income per common share—diluted, and a reconciliation of adjusted net income and adjusted net income per common share—diluted to the GAAP financial measures of net income and diluted net income per common share, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below.
Fiscal 2023 compared to Fiscal 2022
Net sales
The following table summarizes our net sales for fiscal 2023 and fiscal 2022:

	March 30, 2024	% total	April 1, 2023	% total
TCS net sales	$801,431	94.5%	$991,379	94.7%
Elfa third-party net sales	46,348	5.5%	55,879	5.3%
Net sales	$847,779	100.0%	$1,047,258	100.0%
Net sales in fiscal 2023 decreased by $199,479, or 19.0%, compared to fiscal 2022 net sales of $1,047,258. This decrease is comprised of the following components:

Net sales
Net sales for the fiscal year ended April 1, 2023	$1,047,258
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $31,003, or 22.9%, decrease in online sales)	(192,548)
Non-comparable sales	2,600
Elfa third-party net sales (excluding impact of foreign currency translation)	(8,630)
Impact of foreign currency translation on Elfa third-party net sales	(901)
Net sales for the fiscal year ended March 30, 2024	$847,779
TCS net sales decreased $189,948, or 19.2%. Comparable store sales decreased $192,548 or 19.7%, with general merchandise categories down 21.9%, contributing 1,420 basis points of the decrease, and Custom Spaces were down 15.4%, contributing 550 basis points of the decrease to comparable sales. Non-comparable sales increased by $2,600 in fiscal 2023, primarily driven by eight new stores, partially offset by the discontinuation of C Studio third-party sales. Elfa third-party net sales decreased $9,531, or 17.1%, in fiscal 2023. After converting Elfa’s third party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both fiscal 2023 and fiscal 2022, Elfa third party net sales decreased $8,630, or 15.4%.
Gross profit and gross margin
Gross profit in fiscal 2023 decreased by $112,198 or 18.7%, compared to fiscal 2022. The decrease in gross profit was primarily the result of decreased consolidated net sales, partially offset by a slight increase in consolidated gross margin. The following table summarizes gross margin for fiscal 2023 and fiscal 2022 by segment and in total. The segment margins include the impact of intersegment sales from the Elfa segment to the TCS segment:

	March 30, 2024	April 1, 2023
TCS gross margin	56.8%	57.1%
Elfa gross margin	30.0%	32.7%
Consolidated gross margin	57.7%	57.4%
TCS gross margin decreased 30 basis points during fiscal 2023, primarily due to increased promotional activity and unfavorable product and services mix, partially offset by lower freight costs. Elfa segment gross margin decreased 270 basis points, primarily due to due to unfavorable mix, partially offset by price increases to customers. On a consolidated basis, gross margin increased 30 basis points, primarily due to a higher mix of Custom Spaces sales year over year.

Selling, general and administrative expenses
Selling, general and administrative expenses in fiscal 2023 decreased by $46,946, or 9.7%, compared to fiscal 2022. The following table summarizes selling, general and administrative expenses as a percentage of consolidated net sales for fiscal 2023 and fiscal 2022 by segment and in total:

	March 30, 2024	April 1, 2023
	% of Net sales	% of Net sales
TCS selling, general and administrative	49.0%	43.9%
Elfa selling, general and administrative	2.8%	2.5%
Consolidated selling, general and administrative	51.8%	46.4%
Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 540 basis points, with the increase primarily due to deleverage of fixed costs associated with lower sales in fiscal 2023, and due to the benefit of the legal settlement received in the second quarter of the prior fiscal year.
Impairment charges
A non-cash impairment charge of $97,279 was recorded in fiscal 2023 as compared to $197,712 in fiscal 2022. Due to certain indicators identified during the second quarter of fiscal 2023, we completed interim quantitative assessments of our goodwill and trade names balances as of September 30, 2023 in accordance with ASC 350. We determined there was an impairment of goodwill in the TCS reporting unit and recorded a non-cash goodwill impairment charge of $23,447. We determined that there was no impairment of trade names as of September 30, 2023. In the fourth quarter of fiscal 2023, we conducted an annual quantitative impairment assessment of our trade names balance on January 1, 2024 in accordance with ASC 350, and an interim quantitative assessment as of March 30, 2024 due to indicators identified during the fourth quarter of fiscal 2023, which resulted in a $63,753 impairment of the TCS trade name and a $10,079 impairment of the Elfa trade name.
Depreciation and amortization
Depreciation and amortization increased to $44,333 as compared to $38,905 in fiscal 2022 primarily due to higher capital investments in stores and technology in fiscal 2022.
Other expenses
Other expenses of $7,423 were recorded in fiscal 2023 due to severance charges associated with the elimination of certain positions in fiscal 2023, as well as a legal settlement and associated legal fees incurred in fiscal 2023. We did not record other expenses in fiscal 2022.
Interest expense
Interest expense increased by $4,501, or 27.8%, in fiscal 2023 to $20,672 from $16,171 primarily due to a higher interest rate on the Senior Secured Term Loan Facility.
Taxes
The benefit for income taxes in fiscal 2023 was $22,119 as compared to the provision of $15,090 in fiscal 2022. The effective tax rate for fiscal 2023 was 17.6%, as compared to negative 10.5% in fiscal 2022. The increase in the effective tax rate was primarily due to the impact of the non-cash goodwill impairment charges recorded in fiscal 2023 and fiscal 2022, combined with the tax impact of discrete items related to share-based compensation on a pre-tax loss in fiscal 2023.
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
A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023

Net (loss) income	$(103,287)	$(158,856)
Depreciation and amortization	44,333	38,905
Interest expense, net	20,672	16,171
(Benefit) provision for income taxes	(22,119)	15,090
EBITDA	(60,401)	(88,690)
Pre-opening costs (a)	2,861	2,006
Non-cash lease expense (b)	(820)	547
Impairment charges (c)	97,279	197,712
Stock-based compensation (d)	1,870	3,382
Foreign exchange (gains) losses (e)	(118)	23
Severance charges (f)	4,125	383
Elfa restructuring (g)	181	—
Legal settlement (h)	3,117	—
Acquisition-related costs (i)	—	63
Adjusted EBITDA	$48,094	$115,426
___________________________
(a)Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.
(c)Non-cash trade name impairment charge incurred in the fourth quarter of fiscal 2023, as well as non-cash goodwill impairment charge incurred in the second quarter of fiscal 2023 and in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(e)Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(f)Severance charges associated with the elimination of certain positions recorded in other expenses in fiscal 2023 and fiscal 2022, of which approximately $1,590 remains recorded in accrued liabilities on the consolidated balance sheet as of March 30, 2024, and which we do not consider in our evaluation of ongoing performance.
(g)Charges associated with the close-down of Elfa segment sales operations in Poland in fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(h)The Company incurred costs associated with a legal settlement inclusive of legal fees in fiscal 2023 recorded in other expenses, which we do not consider in our evaluation of ongoing performance.
(i)Includes acquisition and legal costs incurred in fiscal 2022 associated with the acquisition of C Studio on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
A reconciliation of the GAAP financial measures of net (loss) income and net (loss) income per common share—diluted to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per common share—diluted is set forth below:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Numerator:
Net (loss) income	$(103,287)	$(158,856)
Impairment charges (a)	97,279	197,712
Severance charges (b)	4,125	383
Elfa restructuring (c)	181	—
Acquisition-related costs (d)	—	63
Legal settlement (e)	3,117	(2,600)
Taxes (f)	(17,283)	533
Adjusted net (loss) income	$(15,868)	$37,235
Denominator:
Weighted-average common shares outstanding — basic	49,476,871	49,539,875
Weighted-average common shares outstanding — diluted	49,476,871	49,539,875

Net (loss) income per common share — diluted	$(2.09)	$(3.21)
Adjusted net (loss) income per common share — diluted	$(0.32)	$0.75
___________________________
(a)Non-cash trade name impairment charge incurred in the fourth quarter of fiscal 2023, as well as non-cash goodwill impairment charge incurred in the second quarter of fiscal 2023 and in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(b)Severance charges associated with the elimination of certain positions recorded in other expenses in fiscal 2023 and fiscal 2022, of which approximately $1,590 remains recorded in accrued liabilities on the consolidated balance sheet as of March 30, 2024, and which we do not consider in our evaluation of ongoing performance.
(c)Charges associated with the close-down of Elfa segment sales operations in Poland in fiscal 2023, which we do not consider in our evaluation of ongoing performance.
(d)Includes acquisition and legal costs incurred in fiscal 2022 associated with the acquisition of C Studio on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(e)The Company incurred costs associated with a legal settlement inclusive of legal fees in fiscal 2023 recorded in other expenses and received a legal settlement, net of legal fees, in fiscal 2022 recorded as selling, general and administrative expenses, all of which we do not consider in our evaluation of ongoing performance.
(f)Tax impact of adjustments to net income (loss) that are considered to be unusual or infrequent tax items. For fiscal 2023, includes $2.6 million of discrete income tax expense recorded in the third quarter of fiscal 2023 related to the expiration of certain stock options granted in connection with our initial public offering in 2013, all of which we do not consider in our evaluation of ongoing performance.

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
Liquidity and Capital Resources
We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the SEK 110.0 million (approximately $10,296 as of March 30, 2024) 2019 Elfa revolving credit facility (the “2019 Original Revolving Facility”, as amended, as further discussed under “2019 Elfa Senior Secured Credit Facilities” below), as our primary sources of liquidity.
Our primary cash needs are for merchandise inventories, direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets, other assets, accounts payable, operating lease liabilities, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2024, we expect total capital expenditures to be in the range of $20,000 to $25,000 primarily related to four new build-to-suit store openings and one relocation planned for fiscal 2024, as well as additional investments in technology and manufacturing infrastructure. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities, as amended (as further discussed under “2019 Elfa Senior Secured Credit Facilities” below) will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.
On March 30, 2024, we had $21,000 of cash, of which $7,617 was held by our foreign subsidiaries. In addition, we had $80,980 of additional availability under the Revolving Credit Facility and approximately $10,296 of additional availability under the 2019 Elfa Revolving Facilities on March 30, 2024. There were $3,020 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.
On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. There were no repurchases during fiscal 2023. The Company has $25,000 remaining of the original $30,000 authorization for share repurchases.

Cash flow analysis
A summary of our key components and measures of liquidity are shown in the following table:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$46,789	$59,305
Net cash used in investing activities	(39,221)	(64,411)
Net cash provided by (used in) financing activities	6,400	(1,669)
Effect of exchange rate changes on cash	74	(519)
Net increase (decrease) in cash	$14,042	$(7,294)
Free cash flow (Non-GAAP) (1)	$6,895	$(4,918)
___________________________
(1)See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.
Net cash provided by operating activities
Cash provided by operating activities consists primarily of net (loss) income adjusted for non-cash items, including depreciation and amortization, deferred taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $46,789 for fiscal 2023. Net loss of $103,287 was offset by non-cash items of $120,524 primarily driven by the $97,279 impairment charges recorded in the fourth quarter of fiscal 2023 and depreciation and amortization, combined with a decrease in working capital of $29,552. The decrease in working capital during fiscal 2023 was primarily due to an increase in the net change in lease assets and liabilities due to tenant allowances received from landlords, combined with reductions in inventory and accounts receivable and increases in accounts payable and accrued liabilities, partially offset by a decrease in income taxes payable.
Net cash provided by operating activities was $59,305 for fiscal 2022. Net loss of $158,856 was combined with non-cash items of $242,713 primarily driven by the $197,712 goodwill impairment charge recorded in the fourth quarter of fiscal 2022 and depreciation and amortization, partially offset by an increase in working capital of $24,552. The increase in working capital during fiscal 2022 was primarily due to timing of payments for accounts payable and accrued liabilities, partially offset by a decrease in merchandise inventory.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, as well as acquisition costs and investments and proceeds in the Company’s non-qualified retirement plan.
Net cash used in investing activities was $39,221 for fiscal 2023. Our total capital expenditures for fiscal 2023 were $39,894. We incurred capital expenditures of $18,313 related to five new store openings and existing store maintenance. The remaining capital expenditures of $21,581 was primarily related to investments in technology, as well as equipment for distribution centers and manufacturing facilities.
Net cash used in investing activities was $64,411 for fiscal 2022. Our total capital expenditures for fiscal 2022 were $64,223. We incurred capital expenditures of $29,039 related to three new store openings and existing store maintenance. We incurred capital expenditures of $27,566 primarily related to investments in stores and information technology. The remaining $7,618 of capital expenditures in fiscal 2022 were primarily related to the distribution centers.
Net cash provided by financing activities
Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.

Net cash provided by financing activities was $6,400 for fiscal 2023. This included net borrowings of $11,000 on the Revolving Credit Facility, partially offset by net repayments of $2,456 on the 2019 Elfa Senior Secured Credit Facilities, repayments of $2,000 on indebtedness outstanding under the Senior Secured Term Loan Facility, and payments of $144 in connection with the withholding of shares upon vesting of restricted stock awards.
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
As of March 30, 2024, we had a total of $80,980 of unused borrowing availability under the Revolving Credit Facility and $16,000 borrowings outstanding.
As of March 30, 2024, Elfa had a total of $10,296 of unused borrowing availability under the 2019 Elfa Revolving Facilities and zero borrowings outstanding.
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
Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, among other things. We generated free cash flow of $6,895 for fiscal 2023 as compared to negative free cash flow of $4,918 in fiscal 2022.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$46,789	$59,305
Less: Additions to property and equipment	(39,894)	(64,223)
Free cash flow	$6,895	$(4,918)
Senior Secured Term Loan Facility
On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended to date, the “Senior Secured Term Loan Facility”). On June 14, 2023, the Company entered into Amendment No. 8 (the “Eighth Amendment”). Pursuant to the terms of the Eighth Amendment, the parties agreed to replace the LIBOR-based interest rate applicable to loans under the Senior Secured Term Loan Facility with a SOFR-based interest rate, subject to adjustment as specified in the Eighth Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended March 30, 2024, the applicable interest rate margin for SOFR loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00%

for SOFR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of March 30, 2024, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,142 net of deferred financing costs, and the consolidated leverage ratio was approximately 3.3x. The loans under the Senior Secured Term Loan Facility mature on January 31, 2026.
The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries.
The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; engage in lines of businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Senior Secured Term Loan Facility contains certain cross-default provisions and requires certain mandatory prepayments of the loans thereunder upon the occurrence of specific events, including an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of March 30, 2024, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.
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
The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR +1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.
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
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 30, 2024, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.
2019 Elfa Senior Secured Credit Facilities
On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige, which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,296 as of March 30, 2024) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $10,764 as of March 30, 2024) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,340 as of March 30, 2024), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.
The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of March 30, 2024, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.
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
Inventories
Inventories at retail stores and distribution centers are comprised of finished goods and are valued at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost method including associated in-bound freight costs. Manufacturing inventories are comprised of raw materials, work in process, and finished goods and are valued on a first-in, first out basis using full absorption accounting which includes material, labor, other variable costs, and other applicable manufacturing overhead. To determine if the value of inventory is recoverable at cost, we consider current and anticipated demand, customer preference, the merchandise age and general economic conditions. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.
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
We conducted an annual impairment test of our goodwill balances on January 1, 2023, in accordance with ASC 350, and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments, we determined there was an impairment of goodwill in the TCS reporting unit and recorded total non-cash goodwill impairment charges in fiscal 2022 of $197,712. We also completed an interim assessment of our goodwill balance as of September 30, 2023 in accordance with ASC 350 due to certain indicators identified during the second quarter of fiscal 2023, and determined there was an impairment of goodwill and recorded a non-cash goodwill impairment charge of $23,447. As of March 30, 2024, the goodwill balance is zero.

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
As discussed above, we conducted an annual impairment test of our trade names balance on January 1, 2023 in accordance with ASC 350 and an interim assessment as of April 1, 2023, neither of which resulted in an impairment. We conducted an interim quantitative assessment of our trade names balance as of September 30, 2023 due to identified indicators during the second quarter of fiscal 2023 which did not result in an impairment, and a qualitative assessment as of December 30, 2023, which did not result in indicators of impairment. We conducted an annual impairment test of our trade names balance on January 1, 2024 in accordance with ASC 350 and an interim assessment as of March 30, 2024 due to identified indicators during the fourth quarter of fiscal 2023. In connection with our annual and interim assessments, we determined there was an impairment of the TCS trade name of $63,753 and an impairment of our Elfa trade name of $10,079. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.
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

Contractual obligations
We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of March 30, 2024, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Within 1 Year	1 ‑ 3 Years	3 ‑ 5 Years	After 5 Years
Recorded contractual obligations
Term loans	$163,500	$2,000	$161,500	$—	$—
Revolving loans	16,000	—	16,000	—	—
2019 Elfa revolving facilities	—	—	—	—	—
Operating leases (1)	599,189	97,725	185,393	139,542	176,529
Finance lease obligations	634	193	310	131	—
Transition tax	150	150	—	—	—
Unrecorded contractual obligations
Estimated interest (2)	31,930	18,701	13,229	—	—
Letters of credit	3,977	3,977	—	—	—
Purchase obligations (3)	36,802	25,456	11,346	—	—
Total (4)	$852,182	$148,202	$387,778	$139,673	$176,529
___________________________
(1)We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.
(2)For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of March 30, 2024, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.
(3)Purchase obligations include legally binding contracts such as firm commitments for inventory, equipment purchases, marketing-related contracts, software acquisition/license commitments, as well as commitments to make capital expenditures, and legally binding service contracts. Purchase orders for other services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(4)The table above excludes defined benefit pension plan obligations of $3,402, which were included in “Other long-term liabilities” in the consolidated balance sheet as of March 30, 2024. Defined benefit pension plan obligations were excluded from the table as the timing of the forthcoming cash payments is uncertain.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Container Store Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Container Store Group, Inc. (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 28, 2024, expressed an unqualified opinion thereon.
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

Valuation of operating lease right-of-use assets and operating lease liabilities

Description of the Matter
As discussed in Note 1 and Note 11 in the consolidated financial statements, the Company recorded noncurrent operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities of $400.2 million, $60.7 million and $378.5 million, respectively, as of March 30, 2024. The Company’s reported operating lease liabilities utilize discount rates to calculate the estimated present value of future lease payments. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments.
The computation of the IBR required significant management judgment based on the selection of significant inputs used to determine the rate. Evaluating the appropriateness of the selection by management of the key inputs involved a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the methodology, inputs and assumptions used to determine the Company’s selection of the IBR.
Our audit procedures included, among others, evaluating (i) the reasonableness of the methodology used to estimate the IBR; (ii) the significant inputs used to derive the IBR by comparing to external data; and (iii) the mathematical accuracy of the computation of the IBR, with the assistance of our valuation specialists. Additionally, with the assistance of our valuation specialists, we created independent estimates of the IBR and compared the results to the Company’s IBR.

Valuation of indefinite-lived intangible assets

Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the indefinite-lived intangible assets balance as of March 30, 2024, was $146.4 million, which includes The Container Store (TCS) and Elfa trade names. As discussed in Note 1 and Note 2 to the consolidated financial statements, indefinite-lived assets are tested for impairment at least annually and more frequently when warranted based on indicators of impairment. During the year ended March 30, 2024, the Company recorded an impairment of $63.8 million and $10.1 million related to the TCS and Elfa trade names, respectively.

Auditing management’s impairment tests for the trade names was complex and highly judgmental due to the significant estimation required to determine the fair value of the assets. The Company used the relief from royalty method to measure the fair values of the TCS and Elfa trade names. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, royalty rates, and weighted average cost of capital rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible asset fair value assessment process. This included testing controls over management’s review over the projected financial information and significant assumptions used in the valuation model to determine the fair value of the indefinite lived intangibles.
To test the estimated fair values of the TCS and Elfa trade names, our audit procedures included, among others, involvement of a valuation specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions. We performed sensitivity analyses over the revenue growth rates, royalty rate, and weighted average cost of capital rate assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair value of the trade names. We compared the revenue growth rates to historical results and certain peer companies. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Dallas, Texas
May 28, 2024

The Container Store Group, Inc.
Consolidated balance sheets

(In thousands)	March 30, 2024	April 1, 2023
Assets
Current assets:
Cash	$21,000	$6,958
Accounts receivable, net	22,010	25,870
Inventory	158,434	170,637
Prepaid expenses	12,940	14,989
Income taxes receivable	5,118	858
Other current assets	11,046	10,914
Total current assets	230,548	230,226
Noncurrent assets:
Property and equipment, net	155,402	158,702
Noncurrent operating lease right-of-use assets	400,188	347,959
Goodwill	—	23,447
Trade names	146,449	221,278
Deferred financing costs, net	97	150
Noncurrent deferred tax assets, net	393	568
Other assets	3,288	2,844
Total noncurrent assets	705,817	754,948
Total assets	$936,365	$985,174
See accompanying notes.

The Container Store Group, Inc.
Consolidated balance sheets

(In thousands, except share and per share amounts)	March 30, 2024	April 1, 2023
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$59,873	$52,637
Accrued liabilities	70,076	74,673
Current borrowings on revolving lines of credit	—	2,423
Current portion of long-term debt	2,166	2,063
Current operating lease liabilities	60,692	57,201
Income taxes payable	280	1,318
Total current liabilities	193,087	190,315
Noncurrent liabilities:
Long-term debt	174,611	163,385
Noncurrent operating lease liabilities	378,524	314,100
Noncurrent deferred tax liabilities, net	24,185	49,338
Other long-term liabilities	6,267	5,851
Total noncurrent liabilities	583,587	532,674
Total liabilities	776,674	722,989
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,607,811 shares issued at March 30, 2024; 49,181,562 shares issued at April 1, 2023	496	492
Additional paid-in capital	873,927	872,204
Accumulated other comprehensive loss	(33,443)	(32,509)
Retained deficit	(681,289)	(578,002)
Total shareholders’ equity	159,691	262,185
Total liabilities and shareholders’ equity	$936,365	$985,174
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of operations

	Fiscal Year Ended
(In thousands, except share and per share amounts)	March 30, 2024	April 1, 2023	April 2, 2022
Net sales	$847,779	$1,047,258	$1,094,119
Cost of sales (excluding depreciation and amortization)	359,014	446,295	457,882
Gross profit	488,765	600,963	636,237
Selling, general, and administrative expenses (excluding depreciation and amortization)	439,485	486,431	471,586
Impairment charges	97,279	197,712	—
Stock-based compensation	1,870	3,382	4,263
Pre-opening costs	2,861	2,006	694
Depreciation and amortization	44,333	38,905	34,289
Other expenses	7,423	—	—
Loss on disposal of assets	248	122	(49)
(Loss) income from operations	(104,734)	(127,595)	125,454
Interest expense, net	20,672	16,171	12,760
(Loss) income before taxes	(125,406)	(143,766)	112,694
(Benefit) provision for income taxes	(22,119)	15,090	30,976
Net (loss) income	$(103,287)	$(158,856)	$81,718

Net (loss) income per common share — basic	$(2.09)	$(3.21)	$1.65
Net (loss) income per common share — diluted	$(2.09)	$(3.21)	$1.62

Weighted-average common shares — basic	49,476,871	49,539,875	49,447,612
Weighted-average common shares — diluted	49,476,871	49,539,875	50,294,118

See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of comprehensive (loss) income

	Fiscal Year Ended
(In thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Net (loss) income	$(103,287)	$(158,856)	$81,718
Unrealized (loss) on financial instruments, net of tax provision (benefit) of $0, ($26), and ($1,093)	—	(51)	(3,123)
Pension liability adjustment, net of tax (benefit) provision of ($7), $168, and $145	(26)	792	506
Foreign currency translation adjustment	(908)	(5,806)	(5,824)
Comprehensive (loss) income	$(104,221)	$(163,921)	$73,277
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of shareholders’ equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained deficit	Total shareholders’ equity
(In thousands, except share amounts)	Shares	Amount
Balance at April 03, 2021	48,838,261	$488	$873,048	$(19,003)	$(500,864)	$353,669
Net income	—	—	—	—	81,718	81,718
Stock-based compensation	—	—	4,263	—	—	4,263
Vesting of restricted stock awards	671,409	7	(7)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(3,678)	—	—	(3,678)
Stock options exercised	125,777	1	564	—	—	565
Foreign currency translation adjustment	—	—	—	(5,824)	—	(5,824)
Unrealized loss on financial instruments, net of $1,093 tax benefit	—	—	—	(3,123)	—	(3,123)
Pension liability adjustment, net of $145 tax provision	—	—	—	506	—	506
Balance at April 2, 2022	49,635,447	$496	$874,190	$(27,444)	$(419,146)	$428,096
Net loss	—	—	—	—	(158,856)	(158,856)
Stock-based compensation	—	—	3,382	—	—	3,382
Vesting of restricted stock awards	412,488	4	(4)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(712)	—	—	(712)
Stock options exercised	73,594	1	339	—	—	340
Repurchases of common stock	(939,967)	(9)	(4,991)	—	—	(5,000)
Foreign currency translation adjustment	—	—	—	(5,806)	—	(5,806)
Unrealized loss on financial instruments, net of $26 tax benefit	—	—	—	(51)	—	(51)
Pension liability adjustment, net of $168 tax provision	—	—	—	792	—	792
Balance at April 1, 2023	49,181,562	$492	$872,204	$(32,509)	$(578,002)	$262,185
Net loss	—	—	—	—	(103,287)	(103,287)
Stock-based compensation	—	—	1,871	—	—	1,871
Vesting of restricted stock awards	426,249	4	(4)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(144)	—	—	(144)
Foreign currency translation adjustment	—	—	—	(908)	—	(908)
Pension liability adjustment, net of $7 tax benefit	—	—	—	(26)	—	(26)
Balance at March 30, 2024	49,607,811	$496	$873,927	$(33,443)	$(681,289)	$159,691
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of cash flows

	Fiscal Year Ended
(In thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Operating activities
Net (loss) income	$(103,287)	$(158,856)	$81,718
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,333	38,905	34,289
Stock-based compensation	1,870	3,382	4,263
Impairment charges	97,279	197,712	—
Loss (gain) on disposal of assets	248	122	(49)
Deferred tax (benefit) expense	(24,751)	(351)	3,621
Non-cash interest	1,884	1,884	1,883
Other	(339)	1,059	(1,321)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	3,565	1,836	(1,631)
Inventory	12,145	20,450	(63,533)
Prepaid expenses and other assets	564	(4,584)	(1,474)
Accounts payable and accrued liabilities	3,396	(37,684)	9,814
Net change in lease assets and liabilities	15,714	1,013	(6,232)
Income taxes	(5,177)	(5,213)	(1,811)
Other noncurrent liabilities	(655)	(370)	(2,547)
Net cash provided by operating activities	46,789	59,305	56,990

Investing activities
Additions to property and equipment	(39,894)	(64,223)	(33,389)
C Studio acquisition, net of cash acquired	—	—	(19,445)
Investments in non-qualified plan trust	(252)	(1,147)	(362)
Proceeds from non-qualified plan trust redemptions	719	916	2,708
Proceeds from sale of property and equipment	206	43	66
Net cash used in investing activities	(39,221)	(64,411)	(50,422)

Financing activities
Borrowings on revolving lines of credit	65,568	80,292	75,167
Payments on revolving lines of credit	(67,935)	(79,497)	(73,269)
Borrowings on long-term debt	31,000	40,000	38,000
Payments on long-term debt	(22,089)	(37,092)	(45,167)
Repurchases of common stock	—	(5,000)	—
Payment of taxes with shares withheld upon restricted stock vesting	(144)	(712)	(4,677)
Proceeds from the exercise of stock options	—	340	565
Net cash provided by (used in) financing activities	6,400	(1,669)	(9,381)

Effect of exchange rate changes on cash	74	(519)	(622)

Net increase (decrease) in cash	14,042	(7,294)	(3,435)
Cash at beginning of fiscal period	6,958	14,252	17,687
Cash at end of fiscal period	$21,000	$6,958	$14,252

Supplemental information:
Cash paid for interest	$18,781	$13,688	$10,745
Cash paid for taxes	$7,958	$21,275	$30,163
Purchases of property and equipment (included in accounts payable)	$3,350	$3,653	$9,469
Cash paid for amounts included in the measurement of operating lease liabilities	$95,809	$90,468	$94,869
Additions to right-of-use assets in exchange for operating lease liabilities	$116,607	$52,902	$85,715
See accompanying notes.

The Container Store Group, Inc.
Notes to consolidated financial statements
(In thousands, except share amounts and unless
otherwise stated)
March 30, 2024
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
The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of March 30, 2024, The Container Store, Inc. operated 102 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers through its website, responsive mobile site and app, and call center. The Container Store, Inc.’s wholly owned Swedish subsidiary, Elfa International AB (“Elfa”), designs and manufactures component-based shelving and drawer systems and made-to-measure sliding doors that are customizable for any area of the home. elfa® branded products are sold exclusively in the United States in The Container Store® retail stores, website, and call center and Elfa sells to various retailers and distributors primarily in the Nordic region and throughout Europe on a wholesale basis. C Studio Manufacturing, Inc. (“C Studio”), formerly known as “Closet Parent Company, Inc.”, or “Closet Works”, assumed its new name effective January 2023. We own and operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.
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
All references to “fiscal 2024” herein represent the results of the 52-week fiscal year ending March 29,
2025, references to “fiscal 2023” represent the results of the 52-week fiscal year ended March 30, 2024, references to “fiscal 2022” represent the results of the 52-week fiscal year ended April 1, 2023 and references to “fiscal 2021” represent the results of the 52-week fiscal year ended April 2, 2022.
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on the Company’s current financial projections, management believes the Company will maintain compliance with its financial covenants and the Company’s existing cash, projected operating cash flows and available borrowing capacity under its Revolving Credit Facility are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements. However, forecasts and projections are subject to risks and uncertainties about our operations, industry, financial condition, performance, operating results and liquidity. If future actual results differ from current financial projections, we could fail to comply with these financial covenants in future periods.

Compliance with the financial covenants in the Company’s Senior Secured Term Loan Facility (as defined in Note 4, Long-term debt and revolving lines of credit) is measured quarterly and failure to meet the covenant requirements would constitute an event of default. As of March 30, 2024, the Company was in compliance with the financial covenants in the Senior Secured Term Loan Facility.
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
Contract Balances
Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. See Note 3 for disclosure on the Company's trade receivables, unearned revenue, and gift cards and store credits outstanding with customers as of March 30, 2024 and April 1, 2023.
Gift cards and merchandise credits
Gift cards are sold to customers in retail stores, through the call center and website, and through certain third parties. We issue merchandise credits in our stores and through our call center. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (48 months as of the end of fiscal 2023, fiscal 2022, and fiscal 2021) and the breakage amounts are included in net sales in the consolidated statement of operations. The Company recorded $1,195, $1,548, and $1,403 of gift card breakage in fiscal years 2023, 2022, and 2021, respectively.
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
Advertising
All advertising costs of the Company are expensed when incurred, or upon the release of the initial advertisement, except for production costs related to direct mailings to customers, which are initially capitalized. Production costs related to direct mailings consist primarily of printing and postage and are expensed upon initial mailing to the customer. Advertising costs are recorded in SG&A. Pre-opening advertising costs are recorded in pre-opening costs. Total advertising expense incurred for fiscal years 2023, 2022, 2021, was $27,647, $35,786, and $36,784, respectively.
Pre-opening costs
Non-capital expenditures associated with opening new stores and distribution centers and relocating stores, including marketing expenses, travel and relocation costs are expensed as incurred and are included in pre-opening costs in the consolidated statement of operations.
Income taxes
We account for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions requiring an accrual as of March 30, 2024 and April 1, 2023. Valuation allowances are established against deferred tax assets when it is more-likely-than-not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.
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
Stock Options
The Board determines the exercise price of stock options based on the closing price of the Company’s common stock as reported on The New York Stock Exchange on the grant date. The Company estimates the fair value of each stock option grant on the date of grant based upon the Black-Scholes option-pricing model. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award including:
•Expected Term—The expected term of the options represents the period of time between the grant date of the options and the date the options are either exercised or canceled, including an estimate of options still outstanding. For future grants, we would expect to utilize TCS historical data to calculate the expected term.
•Expected Volatility—The expected volatility incorporates historical and implied volatility of comparable public companies for a period approximating the expected term. For future grants, we would expect to utilize the TCS stock price volatility.
•Expected Dividend Yield—The expected dividend yield is based on the Company’s expectation of not paying dividends on its common stock for the foreseeable future.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.
Accounts receivable
Accounts receivable consist primarily of trade receivables, receivables from The Container Store, Inc.’s credit card processors for sales transactions, and tenant improvement allowances from The Container Store, Inc.’s landlords in connection with new leases. An allowance for doubtful accounts is established on trade receivables, if necessary, for estimated losses resulting from the inability of customers to make required payments. Factors such as payment terms, historical loss experience, and economic conditions are generally considered in determining the allowance for doubtful accounts. Accounts receivable are presented net of allowances for doubtful accounts of $112 and $820 at March 30, 2024 and April 1, 2023, respectively.
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
Costs of developing or obtaining software for internal use or developing the Company’s website, such as external direct costs of materials or services and internal payroll costs directly related to the software development projects, are capitalized. For the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022, the Company capitalized $13,115, $28,211, and $11,068, respectively, and amortized $11,007, $7,610 and $4,823, respectively, of costs in connection with the development of internally used software.
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
Self-insured liabilities
We are primarily self-insured for workers’ compensation, employee health benefits and general liability claims. We record self-insurance liabilities based on claims filed, including the development of those claims, and an estimate of claims incurred but not yet reported. Factors affecting these estimates include future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated, or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted accordingly. Self-insurance reserves for employee health benefits, workers’ compensation and general liability claims are recorded in the accrued liabilities line item of the consolidated balance sheet and were collectively $2,359 and $2,450 as of March 30, 2024 and April 1, 2023, respectively.
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
We measure the fair value of the operating segment using a combination of the income approach and market approach to determine the fair value of the Company to be compared against the carrying value of net assets, both level 3 valuations (as defined in Note 13). The determination of fair value requires assumptions and estimates of many critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general economy, past results, our current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material. See Note 2 for more information on our goodwill activity and impairment assessments performed.
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
When performing a quantitative test, the impairment review is performed by comparing the carrying amount to the estimated fair value, determined using a discounted cash flow methodology, a level 3 valuation (as defined in Note 13). If the recorded carrying amount of the trade name exceeds its estimated fair value, an impairment charge is recorded to write the trade name down to its estimated fair value. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, future revenue growth assumptions, estimated market royalty rates that could be derived from the licensing of our trade names to third parties, and a rate used to discount the estimated royalty cash flow projections.
The valuation of trade names requires assumptions and estimates of many critical factors, which are consistent with the factors discussed under “Goodwill” above. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material. See Note 2 for more information on our trade names activity and impairment assessments performed.
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
The functional currency for the Company’s wholly owned subsidiary, Elfa, is the Swedish krona. During fiscal 2023, the rate of exchange from U.S. dollar to Swedish krona increased from 10.3 to 10.7. The carrying amounts of assets related to Elfa and subject to currency fluctuation were $99,171 and $110,215 as of March 30, 2024 and April 1, 2023, respectively. Foreign currency realized gains of $118, realized losses of $23, and realized gains of $14, are included in SG&A in the consolidated statements of operations in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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
We conducted an annual impairment test of our goodwill balances on January 1, 2023 in accordance with the Financial Accounting Standard Board Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and other ("ASC 350") and an interim assessment as of April 1, 2023 due to identified indicators during the fourth quarter of fiscal 2022. In connection with our annual and interim assessments, we determined there was an impairment of goodwill in the TCS segment and recorded non-cash goodwill impairment charges of $99,726 and $97,986, as of January 1, 2023 and April 1, 2023, respectively. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand.

Due to certain indicators identified during the second quarter of fiscal 2023, we completed an interim assessment of our goodwill balance as of September 30, 2023 in accordance with ASC 350, to identify if the fair value of the reporting unit’s goodwill was less than its carrying value. In connection with our interim assessment, we determined there was an impairment of goodwill in the TCS reporting unit and recorded a non-cash goodwill impairment charge of $23,447. The charges were primarily the result of continued macroeconomic impacts on our business which led to a decline in customer demand.
We conducted an interim quantitative assessment of our trade names balance as of September 30, 2023 due to identified indicators during the second quarter of fiscal 2023 which did not result in an impairment, and a qualitative assessment as of December 30, 2023, which did not result in indicators of impairment. We conducted an annual impairment test of our trade names balance on January 1, 2024 in accordance with ASC 350 and an interim assessment as of March 30, 2024 due to identified indicators during the fourth quarter of fiscal 2023. In connection with our annual and interim assessments, we determined there was an impairment of the TCS trade name of $63,753 and an impairment of our Elfa trade name of $10,079. Future impairment charges could be required if we do not achieve our current net sales and profitability projections.
The Company recorded no impairments during fiscal 2021 as a result of the goodwill and trade names impairment tests performed.
The changes in the carrying amounts of goodwill and trade names were as follows in fiscal 2023 and fiscal 2022:

	Goodwill	Trade names
Balance at April 2, 2022
Gross balance	428,811	256,472
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$221,159	$224,938
Foreign currency translation adjustments	—	(3,660)
Balance at April 1, 2023
Gross balance	428,811	252,812
Fiscal 2022 impairment charges	(197,712)	—
Accumulated impairment charges	(207,652)	(31,534)
Total, net	$23,447	$221,278
Foreign currency translation adjustments	—	(997)
Balance at March 30, 2024
Gross balance	428,811	251,815
Fiscal 2023 impairment charges	(23,447)	(73,832)
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$—	$146,449

3. Detail of certain balance sheet accounts

	March 30, 2024	April 1, 2023
Accounts receivable, net:
Trade receivables, net	$13,943	$18,269
Credit card receivables	4,859	6,165
Other receivables	3,208	1,436
	$22,010	$25,870
Inventory:
Finished goods	$150,493	$160,108
Raw materials	6,869	9,289
Work in progress	1,072	1,240
	$158,434	$170,637
Property and equipment, net:
Land and buildings	$15,756	$15,693
Furniture and fixtures	87,365	84,359
Machinery and equipment	114,684	110,908
Computer software and equipment	180,332	163,943
Leasehold improvements	182,515	171,522
Construction in progress	10,111	10,363
Other	1,200	646
	591,963	557,434
Less accumulated depreciation and amortization	(436,561)	(398,732)
	$155,402	$158,702

Accrued liabilities:
Accrued payroll, benefits and bonuses	$20,590	$24,224
Unearned revenue	14,385	15,700
Accrued transaction and property tax	12,272	14,072
Gift cards and store credits outstanding	13,365	13,002
Accrued sales returns	1,974	3,366
Accrued interest	215	189
Other accrued liabilities	7,275	4,120
	$70,076	$74,673
Contract balances as a result of transactions with customers primarily consist of trade receivables included in Accounts receivable, net, unearned revenue included in Accrued liabilities, and gift cards and store credits outstanding included in Accrued liabilities in the Company's consolidated balance sheets. Unearned revenue was $15,700 as of April 1, 2023, and $14,872 was subsequently recognized into revenue in fiscal 2023. Gift cards and store credits outstanding was $13,002 as of April 1, 2023, and $3,759 was subsequently recognized into revenue in fiscal 2023. See Note 14 for disaggregated revenue disclosures.

4. Long-term debt and revolving lines of credit
Long-term debt and revolving lines of credit consist of the following:

	March 30, 2024	April 1, 2023
Senior secured term loan facility	$163,500	$165,500
2019 Elfa revolving facilities	—	2,423
Obligations under finance leases	634	136
Revolving credit facility	16,000	5,000
Total debt	180,134	173,059
Less current portion	(2,166)	(4,486)
Less deferred financing costs (1)	(3,357)	(5,188)
Total long-term debt	$174,611	$163,385
___________________________
(1)Represents deferred financing costs related to our Senior Secured Term Loan Facility, which are presented net of long-term debt in the consolidated balance sheet.
Scheduled total revolving lines of credit and debt maturities for the fiscal years subsequent to March 30, 2024, are as follows:

Within 1 year	$2,196
2 years	177,674
3 years	135
4 years	129
5 years	—
Thereafter	—
$180,134
Senior Secured Term Loan Facility
On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended to date, the “Senior Secured Term Loan Facility”). On June 14, 2023, the Company entered into Amendment No. 8 (the “Eighth Amendment”). Pursuant to the terms of the Eighth Amendment, the parties agreed to replace the LIBOR-based interest rate applicable to loans under the Senior Secured Term Loan Facility with a SOFR-based interest rate, subject to adjustment as specified in the Eighth Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal year ended March 30, 2024, the applicable interest rate margin for SOFR loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for SOFR Loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of March 30, 2024, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,142 net of deferred financing costs, and the consolidated leverage ratio was approximately 3.3x. The loans under the Senior Secured Term Loan Facility mature on January 31, 2026.
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
The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-

priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries.
The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in lines of business that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Senior Secured Term Loan Facility contains certain cross-default provisions and requires certain mandatory prepayments of the loans thereunder upon the occurrence of specific events, including an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of March 30, 2024, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.
Revolving Credit Facility
On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into an asset-based revolving credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Syndication Agent (as amended, the “Revolving Credit Facility”). On May 22, 2023, the Company entered into Amendment No. 6 (the “Sixth Amendment”), pursuant to which the LIBOR-based interest rate applicable to borrowings under the Revolving Credit Facility was replaced with SOFR-based interest rate, subject to adjustment as specified in the Sixth Amendment. The Revolving Credit Facility matures on the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility is not extended.
The aggregate principal amount of the facility is $100,000. Borrowings under the Revolving Credit Facility accrue interest at Adjusted Term SOFR +1.25%. In addition, the Revolving Credit Facility includes an uncommitted incremental revolving facility in the amount of $50,000, which is subject to receipt of lender commitments and satisfaction of specified conditions.
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
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of March 30, 2024, we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.
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

There was $80,980 available under the Revolving Credit Facility as of March 30, 2024, based on the factors described above. Maximum borrowings, including letters of credit issued under the Revolving Credit Facility during the period ended March 30, 2024, were $34,020. The Container Store, Inc. had $16,000 of borrowings outstanding under the Revolving Credit Facility as of March 30, 2024.
2019 Elfa Senior Secured Credit Facilities
On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,296 as of March 30, 2024) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $10,764 as of March 30, 2024) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,340 as of March 30, 2024), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility”, together with the 2019 Elfa Revolving Facilities, the “2019 Elfa Senior Secured Credit Facilities”). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%.
The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of March 30, 2024, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.
There was $10,296 available under the 2019 Elfa Senior Secured Credit Facilities as of March 30, 2024, based on the factors described above. There were no borrowings outstanding under the 2019 Elfa Senior Secured Credit Facilities as of March 30, 2024.
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
Amortization expense of deferred financing costs was $1,884, $1,884, and $1,883, in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The following is a schedule of amortization expense of deferred financing costs:

	Senior Secured Term Loan Facility	Revolving Credit Facility	Total
Within 1 year	$1,751	$51	$1,802
2 years	1,606	47	1,653
3 years	—	—	—
4 years	—	—	—
5 years	—	—	—
Thereafter	—	—	—
	$3,357	$98	$3,455

5. Income taxes
Components of the provision for income taxes are as follows:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
(Loss) income before income taxes:
U.S.	$(122,030)	$(149,604)	$98,389
Foreign	(3,376)	5,838	14,305
	$(125,406)	$(143,766)	$112,694
Current
Federal	$1,459	$10,942	$18,510
State	313	3,758	6,194
Foreign	860	741	2,651
Total current provision	2,632	15,441	27,355
Deferred
Federal	(17,779)	(490)	2,998
State	(5,365)	(228)	326
Foreign	(1,607)	367	297
Total deferred (benefit) provision	(24,751)	(351)	3,621
Total (benefit) provision for income taxes	$(22,119)	$15,090	$30,976
Effective income tax rate reconciliation
Differences between the actual provision for income taxes and the amounts computed by applying the statutory federal tax rate to income before taxes are as follows:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
(Benefit) provision computed at federal statutory rate	$(26,335)	$(30,191)	$23,666
Permanent differences	7,960	42,283	1,460
Change in valuation allowance	(46)	422	80
State income taxes, net of federal benefit	(3,991)	2,810	5,189
Effect of foreign income taxes	(5)	(31)	(75)
Other, net	298	(203)	656
	$(22,119)	$15,090	$30,976

Deferred taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred tax assets and liabilities as of March 30, 2024 and April 1, 2023, are as follows:

	March 30, 2024	April 1, 2023
Deferred tax assets:
Inventory	$2,602	$2,422
Loss and credit carryforwards	5,938	5,619
Stock-based compensation	797	4,129
Accrued liabilities	7,209	4,346
Operating lease liabilities	112,644	96,232
Capital assets	54	73
Other	742	31
	129,986	112,852
Valuation allowance	(5,301)	(5,402)
Total deferred tax assets	124,685	107,450
Deferred tax liabilities:
Intangibles	(38,249)	(56,990)
Operating lease assets	(105,005)	(88,325)
Capital assets	(5,223)	(10,905)
Total deferred tax liabilities	(148,477)	(156,220)
Net deferred tax liabilities	$(23,792)	$(48,770)
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
Foreign and domestic tax credits, net of valuation allowances, totaled approximately $298 at March 30, 2024 and approximately $472 at April 1, 2023. The various credits available at March 30, 2024 expire in the 2026 tax year.
The Company had deferred tax assets for foreign and state net operating loss carryovers of $2,468 at March 30, 2024, and approximately $1,975 at April 1, 2023. Valuation allowances of $1,909 and $1,975 were recorded against the net operating loss deferred tax assets at March 30, 2024 and April 1, 2023, respectively.
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

6. Employee benefit plans
401(k) Plan
Prior to January 1, 2020, employees of the Company had to complete 11 months of service to participate in the Company’s 401(k) Plan. Effective January 1, 2020, all domestic employees of the Company are eligible to participate in the Company’s 401(k) Plan immediately upon date of hire. Participants may contribute up to 80% of annual compensation, limited to twenty thousand five hundred annually (twenty-eight thousand for participants aged 50 years and over). Effective March 30, 2024, the Company canceled 401(k) matching contributions up to 4% for the foreseeable future. The amount charged to expense for the Company’s matching contribution was $3,876, $4,062 and $2,083, for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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
The total fair value of the plan asset recorded in other current assets was $4,125 and $3,743 as of March 30, 2024 and April 1, 2023, respectively. The total carrying value of the plan liability recorded in accrued liabilities was $4,127 and $3,754 as of March 30, 2024 and April 1, 2023, respectively.
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
The following is a reconciliation of the changes in the defined benefit obligations, a statement of funded status, and the related weighted-average assumptions:

	March 30, 2024	April 1, 2023
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,402	$4,553
Service cost	—	—
Interest cost	136	94
Benefits paid	(181)	(169)
Actuarial loss (gain)	154	(634)
Exchange rate gains	(109)	(442)
Projected benefit obligation, end of year	3,402	3,402
Fair value of plan assets, end of year	—	—
Underfunded status, end of year	$(3,402)	$(3,402)
Discount rate	3.7%	4.2%
Rate of pay increases	—%	—%

The following table provides the components of net periodic benefit cost for fiscal years 2023, 2022, and 2021:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$—	$—	$19
Interest cost	136	94	101
Curtailment gain	—	—	(669)
Amortization of unrecognized net loss	75	86	118
Net periodic benefit cost for defined benefit plan	211	180	(431)
Defined contribution plans	1,812	1,803	1,824
Total net periodic benefit cost	$2,023	$1,983	$1,393
7. Stock-based compensation
On October 16, 2013, the Board approved the 2013 Incentive Award Plan (as subsequently amended and restated, the “2013 Equity Plan”). The 2013 Equity Plan provided for grants of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, deferred stock awards, deferred stock units, stock appreciation rights, dividends equivalents, performance awards, and stock payments.
On September 12, 2017, the Company's shareholders approved The Container Store Group Inc. Amended and Restated 2013 Incentive Award Plan (the “Amended and Restated 2013 Plan”). The Amended and Restated 2013 Plan (i) increased the number of shares of common stock available for issuance under such plan from 3,616,570 shares to 11,116,570 shares; (ii) was intended to allow awards under the Amended and Restated 2013 Plan to continue to qualify as tax-deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, subject to anticipated changes resulting from the Tax Act as described below; and (iii) made certain minor technical changes to the terms of the Amended and Restated 2013 Plan.
On August 30, 2023, the Company’s shareholders approved The Container Store Group, Inc. 2023 Incentive Award Plan (the “2023 Plan”) which replaced the 2013 Equity Plan. Following approval of the 2023 Plan, no further awards were granted under the 2013 Equity Plan. However, the terms and conditions of the Amended and Restated 2013 Plan will continue to govern any outstanding awards granted thereunder.

The 2023 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, other stock or cash-based awards, and dividend equivalents to eligible individuals.
As of March 30, 2024, there are 4,478,151 shares authorized and 4,311,563 shares available for grant under the 2023 Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants.

Restricted Stock Awards
The Company periodically grants time-based and performance-based restricted stock awards under the Company’s Amended and Restated Plan to certain Directors and employees. The following table summarizes the Company's restricted stock award grants during fiscal 2023, fiscal 2022, and fiscal 2021.

Grant Date	Total Number of Awards Granted	Grant Date Fair Value	Number of Time-Based Awards Granted	Time-Based Vesting Period		Number of Performance- Based Awards Granted		Performance- Based Vesting Period		Number of Performance- Based Awards that Met Performance Condition
June 1, 2021	335,719	$13.22	98,343	3	years	237,376	(1)	3	years	237,376
September 1, 2021	90,040	$11.55	90,040	1	year	—		N/A		N/A
March 29, 2022	6,408	$8.67	6,408	1	year	—		N/A		N/A
June 1, 2022	994,681	$7.56	234,062	3	years	760,619	(2)	3	years	0
August 31, 2022	153,392	$6.78	153,392	1	year	—		N/A		N/A
June 1, 2023	1,586,596	$2.48	394,729	3	years	1,191,867	(3)	3	years	0
August 30, 2023	146,340	$2.34	146,340	1	year	—		N/A		N/A
March 26, 2024	20,848	$1.08	20,848	1	year	—		N/A		N/A
___________________________
(1)These performance-based restricted stock awards vest based on achievement of fiscal 2021 performance targets and are also subject to time-based vesting requirements.
(2)These performance-based restricted stock awards vest based on achievement of fiscal 2022 performance targets and are also subject to time-based vesting requirements.
(3)These performance-based restricted stock awards vest based on achievement of fiscal 2023 performance targets and are also subject to time-based vesting requirements.
Stock-based compensation cost related to restricted stock awards was $1,870, $3,382 and $4,262 for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Unrecognized compensation expense related to outstanding restricted stock awards to employees as of March 30, 2024 is expected to be $1,420 (net of estimated forfeitures) to be recognized on a straight-line basis over a weighted average period of 1.1 years.
The following table summarizes the Company’s restricted stock awards activity during fiscal 2022 and fiscal 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at April 2, 2022	990,773	$7.89
Granted	1,148,073	7.45
Vested	(412,988)	7.84
Forfeited	(877,301)	7.50
Withheld related to net settlement	(86,482)	6.22
Nonvested at April 1, 2023	762,075	$7.87
Granted	1,753,777	2.17
Vested	(426,249)	7.23
Forfeited	(1,351,489)	2.45
Withheld related to net settlement	(57,984)	6.41
Nonvested at March 30, 2024	680,130	$4.39

Stock Options
The Company periodically grants nonqualified stock options under the Amended and Restated Plan to non-employee directors of the Company. The stock option grants generally vest in equal annual installments over 3 years. The stock option grants are approved by the Board and consist of nonqualified stock options as defined by the IRS for corporate and individual tax reporting purposes. There were no stock option grants in fiscal 2023, fiscal 2022 or fiscal 2021.
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
Stock-based compensation cost related to stock options was $0 for each of fiscal 2023, fiscal 2022, and fiscal 2021. As of March 30, 2024, there was zero remaining unrecognized compensation cost (net of estimated forfeitures). The intrinsic value of shares exercised was $0, $155, and $415 during fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The fair value of shares vested was $0 for each of fiscal 2023, fiscal 2022, and fiscal 2021.
The following table summarizes the Company’s stock option activity during fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year
	2023				2022				2021
	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)	Shares	Weighted- average exercise price (per share)	Weighted- average contractual term remaining (years)	Aggregate intrinsic value (thousands)
Beginning balance	1,713,070	$15.74			1,966,465	$15.49			2,259,041	$15.07
Granted	—	$—			—	$—			—	$—
Exercised	—	$—			(73,594)	$4.62			(125,777)	$4.50
Forfeited	—	$—			—	$—			—	$—
Expired	(1,330,988)	$18.00			(179,801)	$17.53			(166,799)	$18.09
Ending balance	382,082	$7.86	2.51	$—	1,713,070	$15.74	1.24	$—	1,966,465	$15.49	2.21	$1,287,521
Vested and exercisable at end of year	382,082	$7.86	2.51	$—	1,713,070	$15.74	1.24	$—	1,966,465	$15.49	2.21	$1,287,521
8. Shareholders’ equity
Common stock
As of March 30, 2024, the Company had 250,000,000 shares of common stock authorized, with a par value of $0.01, of which 49,607,811 were issued.
The holders of common stock are entitled to one vote per common share. The holders have no preemptive or other subscription rights and there are no redemptions or sinking fund provisions with respect to such shares. Common stock is subordinate to any preferred stock outstanding with respect to rights upon liquidation and dissolution of the Company.
Preferred stock
As of March 30, 2024, the Company had 5,000,000 shares of preferred stock authorized, with a par value of $0.01, of which no shares were issued or outstanding.

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
As of March 30, 2024, $25,000 remains available to repurchase common stock under the share repurchase program.
9. Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency hedge contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, were as follows for fiscal 2021, 2022 and 2023:

	Foreign currency hedge instruments	Pension liability adjustment	Foreign currency translation	Total
Balance at April 03, 2021	$3,174	$(2,415)	$(19,762)	$(19,003)

Other comprehensive (loss) income before reclassifications, net of tax	(777)	414	(5,824)	(6,187)
Amounts reclassified to earnings, net of tax	(2,346)	92	—	(2,254)
Net current period other comprehensive (loss) income	(3,123)	506	(5,824)	(8,441)
Balance at April 2, 2022	$51	$(1,909)	$(25,586)	$(27,444)

Other comprehensive (loss) income before reclassifications, net of tax	(51)	792	(5,806)	(5,065)
Amounts reclassified to earnings, net of tax	—	—	—	—
Net current period other comprehensive (loss) income	(51)	792	(5,806)	(5,065)
Balance at April 1, 2023	$—	$(1,117)	$(31,392)	$(32,509)

Other comprehensive (loss) income before reclassifications, net of tax	—	(26)	(908)	(934)
Amounts reclassified to earnings, net of tax	—	—	—	—
Net current period other comprehensive (loss) income	—	(26)	(908)	(934)

Balance at March 30, 2024	$—	$(1,143)	$(32,300)	$(33,443)
The unrecognized net actuarial loss included in accumulated other comprehensive income as of March 30, 2024 and April 1, 2023 was $1,143 and $1,117, respectively. Amounts reclassified from AOCL to earnings for the pension liability adjustment category are generally included in cost of sales and selling, general and administrative expenses in the Company’s consolidated statements of operations. For a description of the Company’s employee benefit plans, refer to Note 6. Amounts reclassified from AOCL to earnings for the foreign currency hedge instruments category are generally included in cost of sales in the Company’s consolidated statements of operations. For a description of the Company’s use of foreign currency forward contracts, refer to Note 10.

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
In fiscal 2023, fiscal 2022, and fiscal 2021, the TCS segment used forward contracts for 0%, 1%, and 97% of inventory purchases in Swedish krona each year, respectively. Generally, the Company’s foreign currency forward contracts have terms from 1 to 12 months and require the Company to exchange currencies at agreed-upon rates at settlement.
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
The Company records all foreign currency forward contracts on its consolidated balance sheet at fair value. The Company accounts for its foreign currency hedge instruments in the TCS segment as cash flow hedges, as defined. Changes in the fair value of the foreign currency hedge instruments that are considered to be effective, as defined, are recorded in other comprehensive income (loss) until the hedged item (inventory) is sold to the customer, at which time the deferred gain or loss is recognized through cost of sales. Any portion of a change in the foreign currency hedge instrument’s fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, is immediately recorded in earnings as cost of sales. The Company assessed the effectiveness of the foreign currency hedge instruments and determined the foreign currency hedge instruments were highly effective in the fiscal years in which they were utilized. Forward contracts not designated as hedges in the Elfa segment are adjusted to fair value as SG&A expenses on the consolidated statements of operations. During fiscal 2023, the Company did not recognize any amounts associated with the change in fair value of forward contracts not designated as hedge instruments.
The Company had zero net impact in AOCL related to foreign currency hedge instruments at March 30, 2024. There was zero net impact for unrealized gain/loss for settled foreign currency hedge instruments related to inventory on hand as of March 30, 2024.
The changes in fair value of the Company’s foreign currency hedge instruments that qualify as cash flow hedges and are included in accumulated other comprehensive income (loss), net of taxes, are presented in Note 9 of these financial statements.
11. Leases
We conduct all of our U.S. operations from leased facilities that include our support center, distribution centers, manufacturing facilities, and 102 store locations. The support center, distribution centers, manufacturing facilities, and stores are leased under operating leases that generally expire over the next 1 to 15 years. We also lease computer hardware under operating leases that generally expire over the next few years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company also has finance leases at our Elfa segment which are immaterial.
Lease expense on operating leases is recorded on a straight-line basis over the term of the lease, commencing on the date the Company takes possession of the leased property and is recorded in selling, general and administrative expenses ("SG&A").
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
The components of lease costs for the fiscal year ended March 30, 2024 and April 1, 2023 were as follows:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Operating lease costs	$94,974	$91,009
Variable lease costs	707	1,113
Total lease costs	$95,681	$92,122
We do not have sublease income and do not recognize lease assets or liabilities for short-term leases, defined as operating leases with initial terms of less than 12 months. Our short-term lease costs were not material for fiscal 2023.
Weighted average remaining operating lease term and incremental borrowing rate as of March 30, 2024 and April 1, 2023 were as follows:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023
Weighted average remaining lease term (years)	6.9	6.5
Weighted average incremental borrowing rate	9.5%	10.5%
As of March 30, 2024, future minimum lease payments under our operating lease liabilities were as follows:

Operating leases(1)
Within 1 year	$97,725
2 years	96,824
3 years	88,570
4 years	76,815
5 years	62,726
Thereafter	176,529
Total lease payments	$599,189
Less amount representing interest	(159,973)
Total lease liability	$439,216
Less current lease liability	(60,692)
Total noncurrent lease liability	$378,524

___________________________
(1)Operating lease payments exclude approximately $40,686 of legally binding minimum lease payments for five leases that have been signed but not yet commenced.

12. Commitments and contingencies
In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,977 as of March 30, 2024.
The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. No material amounts were accrued at March 30, 2024 or April 1, 2023 pertaining to legal proceedings or other contingencies.
Rashon Hayes v. The Container Store, Inc.
The Company was named as a defendant in a putative class action and representative action was filed on February 10, 2020 in Santa Clara Superior Court by Rashon Hayes (“Plaintiff”), a former, hourly-paid employee of TCS who was employed from April 2019 to June 2019. The First Amended Complaint was filed on August 3, 2020 and alleges eleven causes of action: (1) unpaid overtime, (2) unpaid meal period premiums, (3) unpaid rest period premiums, (4) unpaid minimum wages, (5) final wages not timely paid, (6) wages not timely paid during employment, (7) non-compliant wage statements, (8) failure to keep requisite payroll records, (9) unreimbursed business expenses, (10) violation of California Business and Professions Code section 17200, and (11) violation of the California Private Attorneys General Act. The lawsuit seeks restitution of unpaid wages for plaintiff and other class members, pre-judgement interest, appointment of class administrator, and attorney's fees and costs. Parties engaged in mediation on February 21, 2024 and reached a preliminary, confidential settlement.
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
13. Fair value measurements
Under U.S. GAAP, the Company is required to a) measure certain assets and liabilities at fair value or b) disclose the fair values of certain assets and liabilities recorded at cost. Accounting standards define fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is calculated assuming the transaction occurs in the principal or most advantageous market for the asset or liability and includes consideration of non-performance risk and credit risk of both parties. Accounting standards pertaining to fair value establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1—Valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•Level 2—Valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3—Valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
As of March 30, 2024 and April 1, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These items included the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.
The following items are measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820, Fair Value Measurements, at March 30, 2024 and April 1, 2023:

Description	Balance Sheet Location	March 30, 2024	April 1, 2023
Assets
Nonqualified retirement plan	Other current assets	$4,125	$3,743
Total assets		$4,125	$3,743
___________________________
The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (level 2 valuations). As of March 30, 2024 and April 1, 2023, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	March 30, 2024	April 1, 2023
Senior secured term loan facility	$132,435	$153,915
2019 Elfa revolving facilities	—	2,423
Obligations under finance leases	634	136
Revolving credit facility	16,000	5,000
Total fair value of debt	$149,069	$161,474
14. Segment reporting
The Company’s reportable segments were determined on the same basis as how management evaluates performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is the CODM and the Company’s two reportable segments consist of TCS and Elfa. The TCS segment includes the Company’s retail stores, website and call center, as well as in-home services. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company's premium wood-based custom space product offering. We determined that TCS and C Studio have similar economic characteristics and meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, we have combined these two operating segments into the TCS reportable segment.
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

Fiscal Year Ended March 30, 2024	TCS	Elfa	Eliminations	Total
Net sales to third parties	$801,431	$46,348	$—	$847,779
Intersegment sales	—	64,625	(64,625)	—
Adjusted EBITDA	38,405	9,239	450	48,094
Depreciation and amortization	41,771	2,562	—	44,333
Interest expense, net	20,409	263	—	20,672
Capital expenditures (1)	36,463	3,431	—	39,894
Goodwill	—	—	—	—
Trade names (1)	123,295	23,154	—	146,449
Assets (1)	858,116	86,526	(8,277)	936,365

Fiscal Year Ended April 1, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$991,379	$55,879	$—	$1,047,258
Intersegment sales	—	70,364	(70,364)	—
Adjusted EBITDA	106,104	15,546	(6,224)	115,426
Depreciation and amortization	36,357	2,548	—	38,905
Interest expense, net	15,640	531	—	16,171
Capital expenditures (1)	61,185	3,038	—	64,223
Goodwill	23,447	—	—	23,447
Trade names (1)	187,048	34,230	—	221,278
Assets (1)	894,512	99,295	(8,633)	985,174

Fiscal Year Ended April 2, 2022	TCS	Elfa	Eliminations	Total
Net sales to third parties	$1,023,193	$70,926	$—	$1,094,119
Intersegment sales	—	60,794	(60,794)	—
Adjusted EBITDA	141,217	13,114	4,678	159,009
Depreciation and amortization	31,061	3,228	—	34,289
Interest expense, net	12,488	272	—	12,760
Capital expenditures (1)	29,746	3,643	—	33,389
Goodwill	221,159	—	—	221,159
Trade names (1)	187,048	37,890	—	224,938
Assets (1)	1,093,447	107,822	(3,692)	1,197,577
___________________________
(1)Tangible assets and trade names in the Elfa column are located outside of the United States.

A reconciliation of Adjusted EBITDA to income before taxes is set forth below:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
(Loss) income before taxes	$(125,406)	$(143,766)	$112,694
Add:
Depreciation and amortization	44,333	38,905	34,289
Interest expense, net	20,672	16,171	12,760
Pre-opening costs (a)	2,861	2,006	694
Non-cash lease expense (b)	(820)	547	(7,115)
Impairment charges (c)	97,279	197,712	—
Stock-based compensation (d)	1,870	3,382	4,263
Management transition costs (e)	—	—	473
Foreign exchange losses (gains) (f)	(118)	23	(14)
Severance charges (g)	4,125	383	—
Elfa restructuring (h)	181	—	—
Legal settlement (i)	3,117	—	—
Acquisition-related costs (j)	—	63	745
COVID-19 costs (k)	—	—	203
COVID-19 severance and other costs (l)	—	—	17
Adjusted EBITDA	48,094	115,426	159,009

___________________________
(a)Non-capital expenditures associated with opening new stores and relocating stores, including marketing expenses, travel and relocation costs, and training costs. We adjust for these costs to facilitate comparisons of our performance from period to period.
(b)Reflects the extent to which our annual GAAP operating lease expense has been above or below our cash operating lease payments. The amount varies depending on the average age of our lease portfolio (weighted for size), as our GAAP operating lease expense on younger leases typically exceeds our cash operating lease payments, while our GAAP operating lease expense on older leases is typically less than our cash operating lease payments.
(c)Non-cash trade name impairment charge incurred in the fourth quarter of fiscal 2023, as well as non-cash goodwill impairment charge incurred in the second quarter of fiscal 2023 and in the fourth quarter of fiscal 2022, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(e)Costs related to the transition of key executives including signing bonus, severance and relocation expenses recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(f)Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of our ongoing operations.
(g)Severance charges associated with the elimination of certain positions recorded in other expenses in fiscal 2023 and fiscal 2022, of which approximately $1,590 remains recorded in accrued liabilities on the consolidated balance sheet as of March 30, 2024, and which we do not consider in our evaluation of ongoing performance.
(h)Charges associated with the close-down of Elfa segment sales operations in Poland in fiscal 2023, which we do not consider in our evaluation of ongoing performance.

(i)The Company incurred costs associated with a legal settlement inclusive of legal fees in fiscal 2023 recorded in other expenses, which we do not consider in our evaluation of ongoing performance.
(j)Includes acquisition and legal costs incurred in fiscal 2022 and fiscal 2021 associated with the acquisition of C Studio on December 30, 2021, all of which are recorded as selling, general and administrative expenses, which we do not consider in our evaluation of ongoing performance.
(k)Includes incremental costs attributable to the COVID-19 pandemic, such as sanitization costs in fiscal 2021, and are recorded as selling, general and administrative expenses which we do not consider in our evaluation of ongoing performance.
(l)COVID-19 severance and other credits/costs include amounts our management does not consider in our evaluation of our ongoing operations.

The following table shows sales by merchandise category as a percentage of total net sales for fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Custom Spaces (1)	41%	39%	38%
Kitchen and Trash	16%	17%	17%
Closets	13%	13%	14%
Storage and Shelving	13%	13%	14%
Office and Hooks	7%	8%	7%
Bath, Travel, Laundry	6%	6%	6%
Gift Packaging, Seasonal, Impulse	3%	3%	3%
Other	1%	1%	1%
Total	100%	100%	100%
___________________________
(1)Custom Spaces includes metal-based and wood-based custom space products and in-home installation services and Elfa segment sales to third parties. Starting in fiscal 2022, the closet lifestyle department products sold by the TCS segment are now included in the remaining general merchandise categories versus prior inclusion in Custom Spaces.
15. Net (loss) income per common share
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

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted net (loss) income per common share calculations:

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Numerator:
Net (loss) income	$(103,287)	$(158,856)	$81,718

Denominator:
Weighted-average common shares — basic	49,476,871	49,539,875	49,447,612
Nonvested restricted stock awards and other dilutive securities	—	—	846,506
Weighted-average common shares — diluted	49,476,871	49,539,875	50,294,118

Net (loss) income per common share — basic	$(2.09)	$(3.21)	$1.65
Net (loss) income per common share — diluted	$(2.09)	$(3.21)	$1.62

Antidilutive securities not included:
Stock options outstanding	1,129,777	1,534,774	1,687,508
Nonvested restricted stock awards	605,606	631,025	140,826
16. Subsequent Events
Subsequent to the fiscal year ended March 30, 2024, the Company was notified by the New York Stock Exchange (the “NYSE”) that it is not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The Company has notified the NYSE that it intends to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard.
Subsequent to the fiscal year ended March 30, 2024, the Company has drawn approximately $30,000 on the Revolving Credit Facility.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2024.

Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2024 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of March 30, 2024, our internal control over financial reporting was effective.
This annual report includes an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Container Store Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited The Container Store Group, Inc.’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Container Store Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes, and our report dated May 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
May 28, 2024

ITEM 9B. OTHER INFORMATION

During the fourth quarter of fiscal 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
The information regarding the Company’s executive officers is located at the end of Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Directors,” and “Committees of the Board”.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Executive and Director Compensation”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plan Information”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Committees of the Board” and “Certain Relationships”.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
The following consolidated financial statements of the Company are included in Part II, Item 8:
2.Financial Statement Schedules
All financial statement schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.
3.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	1/10/2014

3.2	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	9/07/2022

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-191465	4.1	10/21/2013

4.2	Amended and Restated Stockholders Agreement, dated as of November 6, 2013	10-Q	001-36161	4.1	1/10/2014

4.3	Description of Capital Stock	10-K	001-36161	4.3	6/03/2021

10.1†	Employment Agreement, dated December 21, 2020, between Satish Malhotra and The Container Store Group, Inc.	8-K	001-36161	10.1	12/22/2020

10.2†	Letter Agreement between The Container Store Group, Inc. and Satish Malhotra, dated as of September 14, 2023	8-K	001-36161	10.1	9/19/2023

10.3†	Amended and Restated Employment Agreement, dated June 5, 2023, between Jeffrey A. Miller and The Container Store Group, Inc.	10-Q	001-36161	10.3	8/02/2023

10.4†	Amended and Restated Employment Agreement, dated April 16, 2024, between Dhritiman Saha and The Container Store Group, Inc.					*

10.5†	The Container Store Group, Inc. 2012 Stock Option Plan	S-8	333-193255	4.3	1/10/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6†	Form of Non-Qualified Stock Option Agreement under 2012 Stock Option Plan	S-1	333-191465	10.2	9/30/2013

10.7†	The Container Store Group, Inc. Amended and Restated 2013 Incentive Award Plan	8-K	001-36161	10.1	9/18/2017

10.8†	The Container Store Group, Inc. 2023 Incentive Award Plan	S-8	333-191465	99.1	8/30/2023

10.9†	Form of Stock Option Agreement under 2013 Amended and Restated Incentive Award Plan	S-1/A	333-191465	10.21	10/21/2013

10.10†	The Container Store Group, Inc. Non-Qualified Retirement Plan, dated as of March 28, 2011	S-1	333-191465	10.3	9/30/2013

10.11	Intercreditor Agreement, dated as of April 6, 2012, by and between JPMorgan Chase Bank, N.A. as ABL Agent, and JPMorgan Chase Bank, N.A. as Term Agent	S-1	333-191465	10.11	9/30/2013

10.12	Amendment No. 1 to Intercreditor Agreement, dated as of April 8, 2013, by and between JPMorgan Chase Bank, N.A., as ABL Agent and JPMorgan Chase Bank, N.A., as Term Agent	10-K	001-36161	10.13	5/28/2014

10.13	Credit Agreement, dated as of April 6, 2012, among The Container Store, Inc., as Borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent (“ABL Credit Agreement”)	S-1	333-191465	10.12	9/30/2013

10.14	Amendment No. 1 to ABL Credit Agreement, dated as of April 8, 2013	S-1	333-191465	10.13	9/30/2013

10.15	Amendment No. 2 to ABL Credit Agreement, dated as of October 8, 2015	8-K	001-36161	10.1	10/09/2015

10.16	Amendment No. 3 to ABL Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.6	8/10/2016

10.17	Amendment No. 4 to ABL Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.2	8/21/2017

10.18	Amendment No.5 to ABL Credit Agreement, dated as of November 25, 2020	10-Q	001-36161	10.2	2/03/2021

10.19***	Amendment No. 6 to ABL Credit Agreement, dated as of May 22, 2023	10-K	001-36161	10.20	5/26/2023

10.20	ABL Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc., the Pledgors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.14	9/30/2013

10.21	ABL Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.15	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.22	Credit Agreement, dated as of April 6, 2012 (as amended through November 27, 2013), among The Container Store, Inc., as Borrower, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Wells Fargo Bank, N.A. as Syndication Agent, attached as Exhibit A to Amendment No. 2 to Credit Agreement (“Term Facility Credit Agreement”)	8-K	001-36161	10.1	11/27/2013

10.23	Amendment No. 3 to Term Facility Credit Agreement, dated as of May 20, 2016	10-Q	001-36161	10.5	8/10/2016

10.24	Amendment No. 4 to Term Facility Credit Agreement, dated as of August 18, 2017 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders from time to time party thereto	8-K	001-36161	10.1	8/21/2017

10.25	Amendment No. 5 to Term Facility Credit Agreement, dated as of September 14, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	8-K	001-36161	10.1	9/17/2018

10.26	Amendment No. 6 to Term Facility Credit Agreement, dated as of October 8, 2018 among The Container Store, Inc. the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent and the lenders from time to time party thereto	10-K	001-36161	10.24	5/30/2019

10.27	Amendment No. 7 to Term Facility Credit Agreement, dated as of November 25, 2020 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36161	10.1	2/03/2021

10.28***	Amendment No. 8 to Term Facility Credit Agreement, dated as of June 14, 2023 among The Container Store, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36161	10.4	8/02/2023

10.29	Term Facility Pledge Agreement, dated as of April 6, 2012, by and between The Container Store, Inc. as Borrower, the Pledgors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.9	9/30/2013

10.30	Term Facility Security Agreement, dated as of April 6, 2012, by and among The Container Store, Inc., the Guarantors party thereto, the Grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-191465	10.10	9/30/2013

10.31†	Form of Indemnification Agreement by and between The Container Store Group, Inc. and certain directors and officers	S-1	333-191465	10.17	9/30/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.32	Office, Warehouse and Distribution Center Lease Agreement, as of October 8, 2002, by and between Texas Dugan Limited Partnership, as landlord, and The Container Store, Inc., as tenant, as amended through August 24, 2011	S-1	333-191465	10.18	9/30/2013

10.33	The Seventh Amendment to Lease to the Office, Warehouse and Distribution Center Lease Agreement dated February 1, 2024	8-K	001-36161	10.1	2/06/2024

10.34	Master Credit Agreement, dated March 18, 2019, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Bank	10-K	001-36161	10.33	5/30/2019

10.35†	Amendment Agreement, dated April 14, 2023, between Elfa International AB, as Borrower, and Nordea Bank Abp, filial I Sverige, as Lender	10-K	001-36161	10.34	5/26/2023

10.36†	Non-Employee Director Compensation Policy of The Container Store Group, Inc., third amended and restated as of April 6, 2021	10-Q	001-36161	10.1	8/04/2021

10.37†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting) under 2013 Incentive Award Plan	10-Q	001-36161	10.7	8/10/2016

10.38†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting) under 2013 Incentive Award Plan	10-K	001-36161	10.31	6/17/2020

10.39†	Form of Restricted Stock Award Agreement and Grant Notice (time-vesting) under 2023 Incentive Award Plan					*

10.40†	Form of Restricted Stock Award Agreement and Grant Notice (performance-vesting) under 2023 Incentive Award Plan					*

21.1	Subsidiary List					*

23.1	Consent of Ernst & Young LLP					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

97.1†	Policy for Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document
___________________________
*Filed herewith.
**Furnished herewith.
***Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.
†Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Container Store Group, Inc. (Registrant)
/s/ JEFFREY A. MILLER
Jeffrey A. Miller
Date: May 28, 2024	Chief Financial Officer (duly authorized officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SATISH MALHOTRA	President and Chief Executive Officer (principal executive officer), Director	May 28, 2024
Satish Malhotra

/s/ JEFFREY A. MILLER	Chief Financial Officer (principal financial officer)	May 28, 2024
Jeffrey A. Miller

/s/ KRISTIN SCHWERTNER	Chief Accounting Officer (principal accounting officer)	May 28, 2024
Kristin Schwertner

/s/ LISA KLINGER	Chairperson of the Board	May 28, 2024
Lisa Klinger

/s/ J. KRISTOFER GALASHAN	Director	May 28, 2024
J. Kristofer Galashan

/s/ ANTHONY LADAY	Director	May 28, 2024
Anthony Laday

/s/ NICOLE OTTO	Director	May 28, 2024
Nicole Otto

/s/ CARYL STERN	Director	May 28, 2024
Caryl Stern

/s/ KAREN STUCKEY	Director	May 28, 2024
Karen Stuckey

/s/ WENDI STURGIS	Director	May 28, 2024
Wendi Sturgis

/s/ CHARLES TYSON	Director	May 28, 2024
Charles Tyson