Form 10-Q
period 2024-06-29
Container Store Group, Inc.
filed 2024-08-07
CIK 1411688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________
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
_______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 51,580,839 shares of its common stock outstanding as of July 31, 2024.

PART I.          FINANCIAL INFORMATION
Item 1.             Financial statements
The Container Store Group, Inc.
Consolidated balance sheets

(In thousands)	June 29, 2024	March 30, 2024	July 1, 2023
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$44,088	$21,000	$12,155
Accounts receivable, net	22,609	22,010	21,870
Inventory	157,758	158,434	170,512
Prepaid expenses	14,001	12,940	14,624
Income taxes receivable	4,571	5,118	964
Other current assets	8,870	11,046	9,985
Total current assets	251,897	230,548	230,110
Noncurrent assets:
Property and equipment, net	152,791	155,402	157,747
Noncurrent operating lease right-of-use assets	401,927	400,188	353,402
Goodwill	—	—	23,447
Trade names	146,632	146,449	219,894
Deferred financing costs, net	84	97	137
Noncurrent deferred tax assets, net	485	393	517
Other assets	4,853	3,288	2,702
Total noncurrent assets	706,772	705,817	757,846
Total assets	$958,669	$936,365	$987,956
See accompanying notes.

The Container Store Group, Inc.
Consolidated balance sheets (continued)

(In thousands, except share and per share amounts)	June 29, 2024	March 30, 2024	July 1, 2023
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$60,815	$59,873	$53,305
Accrued liabilities	66,970	70,076	68,218
Current portion of long-term debt	2,181	2,166	2,055
Current operating lease liabilities	62,045	60,692	59,996
Income taxes payable	261	280	670
Total current liabilities	192,272	193,087	184,244
Noncurrent liabilities:
Long-term debt	214,553	174,611	183,333
Noncurrent operating lease liabilities	379,472	378,524	320,845
Noncurrent deferred tax liabilities, net	20,146	24,185	45,062
Other long-term liabilities	6,585	6,267	5,394
Total noncurrent liabilities	620,756	583,587	554,634
Total liabilities	813,028	776,674	738,878
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 49,788,349 shares issued at June 29, 2024; 49,607,811 shares issued at March 30, 2024; 49,390,882 shares issued at July 1, 2023	498	496	494
Additional paid-in capital	874,203	873,927	872,536
Accumulated other comprehensive loss	(33,039)	(33,443)	(34,113)
Retained deficit	(696,021)	(681,289)	(589,839)
Total shareholders’ equity	145,641	159,691	249,078
Total liabilities and shareholders’ equity	$958,669	$936,365	$987,956
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of operations

	Thirteen Weeks Ended
(In thousands, except share and per share amounts) (unaudited)	June 29, 2024	July 1, 2023
Net sales	$181,861	$207,112
Cost of sales (excluding depreciation and amortization)	75,766	92,563
Gross profit	106,095	114,549
Selling, general, and administrative expenses (excluding depreciation and amortization)	105,350	111,380
Stock-based compensation	318	474
Pre-opening costs	747	185
Depreciation and amortization	10,873	10,512
Long-lived asset impairment charges	901	—
Other expenses	1,686	2,453
(Gain) loss on disposal of assets	(23)	1
Loss from operations	(13,757)	(10,456)
Interest expense, net	5,468	4,967
Loss before taxes	(19,225)	(15,423)
Benefit for income taxes	(4,493)	(3,586)
Net loss	$(14,732)	$(11,837)

Net loss per common share — basic and diluted	$(0.30)	$(0.24)

Weighted-average common shares — basic and diluted	49,665,345	49,252,869
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended
(In thousands) (unaudited)	June 29, 2024	July 1, 2023
Net loss	$(14,732)	$(11,837)
Pension liability adjustment	(12)	59
Foreign currency translation adjustment	416	(1,663)
Comprehensive loss	$(14,328)	$(13,441)
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of cash flows

	Thirteen Weeks Ended
(In thousands) (unaudited)	June 29, 2024	July 1, 2023
Operating activities
Net loss	$(14,732)	$(11,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,873	10,512
Stock-based compensation	318	474
Long-lived asset impairment charges	901	—
(Gain) loss on disposal of assets	(23)	1
Deferred tax benefit	(4,334)	(3,975)
Non-cash interest	471	471
Other	362	193
Changes in operating assets and liabilities:
Accounts receivable	(830)	5,894
Inventory	771	(234)
Prepaid expenses and other assets	(736)	1,173
Accounts payable and accrued liabilities	(1,620)	(8,707)
Net change in lease assets and liabilities	(99)	4,101
Income taxes	531	(739)
Other noncurrent liabilities	37	(315)
Net cash used in operating activities	(8,110)	(2,988)

Investing activities
Additions to property and equipment	(8,599)	(8,898)
Investments in non-qualified plan trust	(22)	(128)
Proceeds from non-qualified plan trust redemptions	311	83
Proceeds from sale of property and equipment	52	1
Net cash used in investing activities	(8,258)	(8,942)

Financing activities
Borrowings on revolving lines of credit	—	12,799
Payments on revolving lines of credit	—	(15,180)
Borrowings on long-term debt	40,000	20,000
Payments on long-term debt	(543)	(518)
Payment of taxes with shares withheld upon restricted stock vesting	(40)	(140)
Net cash provided by financing activities	39,417	16,961

Effect of exchange rate changes on cash	39	166

Net increase in cash	23,088	5,197
Cash at beginning of fiscal period	21,000	6,958
Cash at end of fiscal period	$44,088	$12,155

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$2,721	$4,678
Cash paid for amounts included in the measurement of operating lease liabilities	$24,740	$23,474
Additions to right-of-use assets in exchange for operating lease liabilities	$17,114	$19,429
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of shareholders’ equity

(In thousands, except share amounts) (unaudited)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained deficit	Total shareholders’ equity
	Shares	Amount
Balance at March 30, 2024	49,607,811	$496	$873,927	$(33,443)	$(681,289)	$159,691
Net loss	—	—	—	—	(14,732)	(14,732)
Stock-based compensation	—	—	318	—	—	318
Vesting of restricted stock awards	180,538	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(40)	—	—	(40)
Foreign currency translation adjustment	—	—	—	416	—	416
Pension liability adjustment	—	—	—	(12)	—	(12)
Balance at June 29, 2024	49,788,349	$498	$874,203	$(33,039)	$(696,021)	$145,641

(In thousands, except share amounts) (unaudited)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained deficit	Total shareholders’ equity
	Shares	Amount
Balance at April 1, 2023	49,181,562	$492	$872,204	$(32,509)	$(578,002)	$262,185
Net loss	—	—	—	—	(11,837)	(11,837)
Stock-based compensation	—	—	474	—	—	474
Vesting of restricted stock awards	209,320	2	(2)	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(140)	—	—	(140)
Foreign currency translation adjustment	—	—	—	(1,663)	—	(1,663)
Pension liability adjustment	—	—	—	59	—	59
Balance at July 01, 2023	49,390,882	$494	$872,536	$(34,113)	$(589,839)	$249,078
See accompanying notes.

The Container Store Group, Inc.
Notes to consolidated financial statements (unaudited)
(In thousands, except share amounts and unless otherwise stated)
June 29, 2024
1. Description of business and basis of presentation
These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2024 (the “2023 Annual Report on Form 10-K”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.
Furthermore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on the Company's current financial projections, management believes the Company will maintain compliance with its financial covenants and the Company's existing cash, projected operating cash flows and available borrowing capacity under its Revolving Credit Facility are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements. However, forecasts and projections are subject to risks and uncertainties about our operations, industry, financial condition, performance, operating results and liquidity. If future actual results differ from current financial projections, the Company could fail to comply with these financial covenants in future periods.
Compliance with the financial covenants in the Company’s Senior Secured Term Loan Facility (as defined in Item 2 of Part I of this Quarterly Report on From 10-Q) is measured quarterly and failure to meet the covenant requirements would constitute an event of default. As of June 29, 2024, the Company was in compliance with the financial covenants in the Senior Secured Term Loan Facility.
All references herein to “fiscal 2024” refer to the 52-week fiscal year ending March 29, 2025, and “fiscal 2023” refer to the 52-week fiscal year ended March 30, 2024.
On May 8, 2024, we were notified by the New York Stock Exchange (the “NYSE”) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of the Company’s common stock from the NYSE.
On May 14, 2024 we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. Our common stock will continue to be listed and trade on the NYSE during this period, subject to our compliance with other NYSE continued listing standards.
As described in our definitive proxy statement filed with the SEC on July 9, 2024, at the Company’s 2024 Annual Meeting of Shareholders, the Company’s shareholders will vote on a proposed amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-10 and 1-for-15, with the exact ratio within such range to be determined by the Board of Directors (the “Board”) in its discretion if such proposal is approved by shareholders.
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
The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of June 29, 2024, we operated 103 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center, in-home design specialists and in-home design organizers. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.
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
As of June 29, 2024, we conducted a qualitative assessment of our trade names indefinite-lived intangible asset balance in accordance with the Financial Accounting Standard Board Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, which we determined it is not more likely than not that our trade names are impaired. We will continue to reassess each quarter for the need of a quantitative assessment, which may lead to future impairment charges.

	Goodwill	Trade names
Balance at March 30, 2024
Gross balance	428,811	251,815
Fiscal 2023 impairment charges	(23,447)	(73,832)
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$—	$146,449
Foreign currency translation adjustments in the thirteen weeks ended June 29, 2024	—	183
Balance at June 29, 2024
Gross balance	—	251,998
Accumulated impairment charges	—	(105,366)
Total, net	$—	$146,632

3. Detail of certain balance sheet accounts

	June 29, 2024	March 30, 2024	July 1, 2023
Accounts receivable, net:
Trade receivables, net	$12,153	$13,943	$12,727
Credit card receivables	7,166	4,859	7,351
Other receivables	3,290	3,208	1,792
	$22,609	$22,010	$21,870
Inventory:
Finished goods	$150,030	$150,493	$160,198
Raw materials	6,728	6,869	9,024
Work in progress	1,000	1,072	1,290
	$157,758	$158,434	$170,512
Accrued liabilities:
Accrued payroll, benefits and bonuses	$15,744	$20,590	$18,907
Unearned revenue	16,634	14,385	17,036
Accrued transaction and property tax	11,512	12,272	11,789
Gift cards and store credits outstanding	13,473	13,365	12,978
Accrued sales returns	2,328	1,974	2,999
Accrued interest	167	215	245
Other accrued liabilities	7,112	7,275	4,264
	$66,970	$70,076	$68,218
Contract balances as a result of transactions with customers primarily consist of trade receivables included in accounts receivable, net, unearned revenue, and gift cards and store credits outstanding included in accrued liabilities in the Company’s consolidated balance sheets. Unearned revenue was $14,385 as of March 30, 2024, and $12,500 was subsequently recognized into revenue for the thirteen weeks ended June 29, 2024. Gift cards and store credits outstanding was $13,365 as of March 30, 2024, and $1,102 was subsequently recognized into revenue for the thirteen weeks ended June 29, 2024. See Note 9 for disaggregated revenue disclosures.
4. Net loss per common share
Basic net loss per common share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed as net loss divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their effect is anti-dilutive.

The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per common share calculations:

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Numerator:
Net loss	$(14,732)	$(11,837)

Denominator:
Weighted-average common shares — basic and diluted	49,665,345	49,252,869

Net loss per common share — basic and diluted	$(0.30)	$(0.24)

Antidilutive securities not included:
Stock options outstanding	382,082	1,711,246
Nonvested restricted stock awards	495,457	613,394
5. Income taxes
The benefit for income taxes in the thirteen weeks ended June 29, 2024 was $4,493 as compared to a benefit of $3,586 in the thirteen weeks ended July 1, 2023. The effective tax rate for the thirteen weeks ended June 29, 2024 was 23.4%, as compared to 23.3% in the thirteen weeks ended July 1, 2023. During the thirteen weeks ended June 29, 2024, the effective tax rate was higher than the U.S. statutory rate of 21%, primarily due to U.S state income taxes, partially offset by the tax impact of discrete items related to share-based compensation on a pre-tax loss. In the thirteen weeks ended July 1, 2023, the effective tax rate rose above the U.S. statutory rate of 21% primarily due to U.S. state income taxes, and the impact of the global intangible low-taxed ("GILTI") provision.
6. Commitments and contingencies
In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $3,930 as of June 29, 2024.
The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, liability is not probable, or the monetary amount cannot be reasonably estimated and therefore an accrual has not been made. No material amounts were accrued on June 29, 2024, March 30, 2024, or July 1, 2023 pertaining to legal proceedings or other contingencies.
Rashon Hayes v. The Container Store, Inc.
The Company was named as a defendant in a putative class action filed on February 10, 2020 in Santa Clara Superior Court by Rashon Hayes (“Plaintiff”), a former, hourly-paid employee of TCS who was employed from April 2019 to June 2019. The First Amended Complaint was filed on August 3, 2020 and alleged eleven causes of action: (1) unpaid overtime, (2) unpaid meal period premiums, (3) unpaid rest period premiums, (4) unpaid minimum wages, (5) final wages not timely paid, (6) wages not timely paid during employment, (7) non-compliant wage statements, (8) failure to keep requisite payroll records, (9) unreimbursed business expenses, (10) violation of California Business and Professions Code section 17200, and (11) violation of the California Private Attorneys General Act. The parties engaged in mediation on February 21, 2024 and reached a preliminary, confidential settlement.
Based on information currently available, the Company does not believe that its pending legal matters, either on an individual basis or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments could affect operating results or result in liability or monetary payments material to the Company's consolidated financial statements. None of the current ordinary litigation proceedings or routine reviews that the company is subject to are expected to have a material adverse effect on the Company's consolidated financial statements on an individual basis or in the aggregate.
7. Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the thirteen weeks ended June 29, 2024:

	Pension liability adjustment	Foreign currency translation	Total
Balance at March 30, 2024	$(1,143)	$(32,300)	$(33,443)

Other comprehensive (loss) income before reclassifications, net of tax	(12)	416	404
Amounts reclassified to earnings, net of tax	—	—	—
Net current period other comprehensive (loss) income	(12)	416	404

Balance at June 29, 2024	$(1,155)	$(31,884)	$(33,039)
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
As of June 29, 2024, March 30, 2024 and July 1, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These items are included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.

The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

Description	Balance Sheet Location	June 29, 2024	March 30, 2024	July 1, 2023
Assets
Nonqualified retirement plan	Other current assets	$3,887	$4,125	$4,012
Total assets		$3,887	$4,125	$4,012
The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of June 29, 2024, March 30, 2024 and July 1, 2023, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	June 29, 2024	March 30, 2024	July 1, 2023
Senior secured term loan facility	$112,368	$132,435	$152,625
Revolving credit facility	56,000	16,000	25,000
Obligations under finance leases	634	634	117
Total fair value of debt	$169,002	$149,069	$177,742
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

Thirteen Weeks Ended June 29, 2024	TCS	Elfa	Eliminations	Total
Net sales to third parties	$171,512	$10,349	$—	$181,861
Intersegment sales	—	9,549	(9,549)	—
Adjusted EBITDA	1,164	1,189	(635)	1,718
Interest expense (income), net	5,564	(96)	—	5,468
Assets(1)	882,524	84,897	(8,752)	958,669

Thirteen Weeks Ended July 01, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$195,127	$11,985	$—	$207,112
Intersegment sales	—	12,552	(12,552)	—
Adjusted EBITDA	774	1,953	192	2,919
Interest expense, net	4,885	82	—	4,967
Assets(1)	899,462	96,987	(8,493)	987,956
________________________________________
(1)Tangible assets in the Elfa column are located outside of the United States.
A reconciliation of loss before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Loss before taxes	$(19,225)	$(15,423)
Add:
Depreciation and amortization	10,873	10,512
Interest expense, net	5,468	4,967
Pre-opening costs(a)	747	185
Non-cash lease expense(b)	(132)	(174)
Long-lived asset impairment charges(c)	901	—
Stock-based compensation(d)	318	474
Foreign exchange losses (gains)(e)	2	(75)
Severance and retention charges(f)	53	2,453
Strategic alternatives fees(g)	1,632	—
Non-cash inventory reserve(h)	1,081	—
Adjusted EBITDA	$1,718	$2,919
________________________________________________
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
(c)Non-cash long-lived asset impairment charge was recorded in the first quarter of fiscal 2024 related to a store which has been identified for closure in fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(e)Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.
(f)Severance and retention charges recorded in other expenses in the first quarter of fiscal 2024 and 2023, of which approximately $678 remains recorded in accrued liabilities on the consolidated balance sheet as of June 29, 2024, which we do not consider in our evaluation of ongoing performance.
(g)Expenses associated with legal and professional fees related to our review of strategic alternatives incurred in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.

(h)Non-cash charges related to lower of cost or market inventory reserve, which was recorded in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary note regarding forward-looking statements
This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business including anticipated store openings, anticipated financial performance and liquidity, the impact of macroeconomic conditions, expectations related to litigation matters, anticipated capital expenditures, and other expenses, regaining compliance with NYSE rules, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the timeline for the completion of the strategic alternatives review process is unknown and there can be no assurance that the process will result in any particular outcome; a decline in the health of the economy and the purchase of discretionary items; the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate, or manage inventory commensurate with, consumer preferences and demand; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers and domestic and international manufacturing facilities; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; failure to comply with laws and regulations relating to privacy, data protection, and consumer protection; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; risk related to our indebtedness may restrict our current and future operations, and we may not be able to refinance our debt on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in labor costs; risks related to violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; any failure to meet the NYSE's continued listing standards could result in the delisting of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, (the “2023 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2024.
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
We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2024 ends on March 29, 2025 and will include 52 weeks and fiscal 2023 ended on March 30, 2024 and included 52 weeks. The first quarter of fiscal 2024 ended on June 29, 2024 and the first quarter of fiscal 2023 ended on July 1, 2023, and both included thirteen weeks.
Note on Dollar Amounts
All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except per share amounts and unless otherwise stated.
Overview
The Container Store is the nation’s only retailer with a solution-oriented offering of custom spaces, organizing solutions, and in-home services. We provide a collection of creative, multifunctional and customizable storage and organization solutions that are sold in our stores and online through a high-service, differentiated shopping experience. We feature The Container Store Custom Spaces (“Custom Spaces”) exclusive products consisting of our elfa®, Avera® and Preston® brands, which are wholly-owned and manufactured by The Container Store. Custom Spaces includes metal-based and premium wood-based custom space products and in-home installation services. Our customers are highly educated, very busy and primarily homeowners with a higher than average household income. Our customers crave discovery, inspiration, and solutions that simplify their lives and maximize their spaces within their homes. Our vision is to deepen our relationship with our customers, expand our reach and strengthen our capabilities, in order to transform lives through the power of organization.
Our operations consist of two reportable segments:
•The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of June 29, 2024, we operated 103 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. We operate the C Studio Manufacturing, Inc. (“C Studio”), (formerly known as “Closet Parent Company, Inc.”, or “Closet Works”) facility in Elmhurst, Illinois, which designs and manufactures our premium wood-based custom space product offering, and is included in the TCS reportable segment.
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
On May 8, 2024, we were notified by the New York Stock Exchange (the “NYSE”) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of the Company’s common stock from the NYSE. As described in our definitive proxy statement filed with the SEC on July 9, 2024, at the Company’s 2024 Annual Meeting of Shareholders, the Company’s shareholders will vote on a proposed amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-10 and 1-for-15, with the exact ratio within such range to be determined by the Board of Directors (the “Board”) in its discretion if such proposal is approved by shareholders. For additional information, see Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented. For segment data, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Net sales	$181,861	$207,112
Cost of sales (excluding depreciation and amortization)	75,766	92,563
Gross profit	106,095	114,549
Selling, general, and administrative expenses (excluding depreciation and amortization)	105,350	111,380
Stock-based compensation	318	474
Pre-opening costs	747	185
Depreciation and amortization	10,873	10,512
Long-lived asset impairment charges	901	—
Other expenses	1,686	2,453
(Gain) loss on disposal of assets	(23)	1
Loss from operations	(13,757)	(10,456)
Interest expense, net	5,468	4,967
Loss before taxes	(19,225)	(15,423)
Benefit for income taxes	(4,493)	(3,586)
Net loss	$(14,732)	$(11,837)

Net loss per common share — basic and diluted	$(0.30)	$(0.24)

Weighted-average common shares — basic and diluted	49,665,345	49,252,869

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	41.7%	44.7%
Gross profit	58.3%	55.3%
Selling, general, and administrative expenses (excluding depreciation and amortization)	57.9%	53.8%
Stock-based compensation	0.2%	0.2%
Pre-opening costs	0.4%	0.1%
Depreciation and amortization	6.0%	5.1%
Long-lived asset impairment charges	0.5%	— %
Other expenses	0.9%	1.2%
(Gain) loss on disposal of assets	0.0%	0.0%
Loss from operations	(7.6%)	(5.0%)
Interest expense, net	3.0%	2.4%
Loss before taxes	(10.6)%	(7.4%)
Benefit for income taxes	(2.5%)	(1.7%)
Net loss	(8.1)%	(5.7%)
Operating data:
Comparable store sales change for the period(1)	(13.7)%	(19.9)%
Number of stores at end of period	103	97
Non‑GAAP measures(2):
Adjusted EBITDA(2)	$1,718	$2,919
Adjusted net loss(2)	$(12,693)	$(10,133)
Adjusted net loss per common share — diluted(2)	$(0.26)	$(0.21)
________________________________________________
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
(2)We have presented Adjusted EBITDA, adjusted net loss, and adjusted loss per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below. For more information regarding our use of adjusted net loss and adjusted net loss per common share—diluted, and a reconciliation of adjusted net loss and adjusted net loss per common share—diluted to the GAAP financial measures of net loss and diluted net loss per common share, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below.
A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023

Net loss	$(14,732)	$(11,837)
Depreciation and amortization	10,873	10,512
Interest expense, net	5,468	4,967
Benefit for income taxes	(4,493)	(3,586)
EBITDA	(2,884)	56
Pre-opening costs(a)	747	185
Non-cash lease expense(b)	(132)	(174)
Long-lived asset impairment charges(c)	901	—
Stock-based compensation(d)	318	474
Foreign exchange losses (gains)(e)	2	(75)
Severance and retention charges(f)	53	2,453
Strategic alternatives fees(g)	1,632	—
Non-cash inventory reserve(h)	1,081	—
Adjusted EBITDA	$1,718	$2,919
________________________________________________
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
(c)Non-cash long-lived asset impairment charge was recorded in the first quarter of fiscal 2024 related to a store which has been identified for closure in fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(e)Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.
(f)Severance and retention charges recorded in other expenses in the first quarter of fiscal 2024 and 2023, which we do not consider in our evaluation of ongoing performance.
(g)Expenses associated with legal and professional fees related to our review of strategic alternatives incurred in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(h)Non-cash charges related to lower of cost or market inventory reserve, which was recorded in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.

A reconciliation of the GAAP financial measures of net loss and net loss per common share – diluted to the non-GAAP financial measures of adjusted net loss and adjusted net loss per common share – diluted is set forth below:

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Numerator:
Net loss	$(14,732)	$(11,837)
Long-lived asset impairment charges(a)	901	—
Severance and retention charges(b)	53	2,453
Strategic alternatives fees(c)	1,632	—
Taxes(d)	(547)	(749)
Adjusted net loss	$(12,693)	$(10,133)
Denominator:
Weighted-average common shares — basic and diluted	49,665,345	49,252,869

Net loss per common share — diluted	$(0.30)	$(0.24)
Adjusted net loss per common share — diluted	$(0.26)	$(0.21)
________________________________________________
(a)Non-cash long-lived asset impairment charge was recorded in the first quarter of fiscal 2024 related to a store which has been identified for closure in fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(b)Severance and retention charges recorded in other expenses in the first quarter of fiscal 2024 and 2023, which we do not consider in our evaluation of ongoing performance.
(c)Expenses associated with legal and professional fees related to our review of strategic alternatives incurred in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(d)Tax impact of adjustments to net loss that are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.
Thirteen Weeks Ended June 29, 2024 compared to Thirteen Weeks Ended July 1, 2023
Net sales
The following table summarizes our net sales for each of the thirteen weeks ended June 29, 2024 and July 1, 2023:

	June 29, 2024	% total	July 1, 2023	% total
TCS net sales	$171,512	94.3%	$195,127	94.2%
Elfa third-party net sales	10,349	5.7%	11,985	5.8%
Net sales	$181,861	100.0%	$207,112	100.0%
Net sales in the thirteen weeks ended June 29, 2024 decreased $25,251, or 12.2% compared to the thirteen weeks ended July 1, 2023. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended July 1, 2023	$207,112
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $7,230, or 25.6%, decrease in online sales)	(26,544)
Non-comparable sales	2,929
Elfa third-party net sales (excluding impact of foreign currency translation)	(1,482)
Impact of foreign currency translation on Elfa third-party net sales	(154)
Net sales for the thirteen weeks ended June 29, 2024	$181,861

TCS net sales decreased $23,615 or 12.1%. Comparable store sales decreased $26,544 or 13.7%, led by general merchandise categories down 21.8%, negatively impacting comparable store sales by 1,440 basis points, partially offset by a 1.9% increase for Custom Spaces, positively impacting comparable store sales by 70 basis points. Non-comparable sales were $2,929 during the thirteen weeks ended June 29, 2024. Elfa third-party net sales decreased $1,636 or 13.7% in the thirteen weeks ended June 29, 2024. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended June 29, 2024 and the thirteen weeks ended July 1, 2023, Elfa third-party net sales decreased $1,482 or 12.4%, primarily due to a decline in sales in Nordic markets.
Gross profit and gross margin
Gross profit in the thirteen weeks ended June 29, 2024 decreased $8,454, or 7.4%, compared to the thirteen weeks ended July 1, 2023. The decrease in gross profit was primarily the result of decreased consolidated sales, partially offset by an increase in consolidated gross margin. The following table summarizes gross margin for the thirteen weeks ended June 29, 2024 and July 1, 2023 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	June 29, 2024	July 1, 2023
TCS gross margin	57.9%	54.5%
Elfa gross margin	37.1%	32.4%
Consolidated gross margin	58.3%	55.3%
TCS gross margin increased 340 basis points primarily due to lower freight costs, decreased promotional activity, and favorable product and services mix in the thirteen weeks ended June 29, 2024. Elfa gross margin increased 470 basis points compared to the first quarter of fiscal 2023 primarily due to price increases to customers. On a consolidated basis, gross margin increased 300 basis points primarily due to lower freight costs and decreased promotional activity during the thirteen weeks ended June 29, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses in the thirteen weeks ended June 29, 2024 decreased $6,030, or 5.4%, compared to the thirteen weeks ended July 1, 2023. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023
	% of Net sales	% of Net sales
TCS selling, general and administrative	54.5%	50.9%
Elfa selling, general and administrative	3.4%	2.9%
Consolidated selling, general and administrative	57.9%	53.8%
Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 410 basis points, primarily due to deleverage of fixed costs on lower sales and increased marketing spend in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
Long-lived asset impairment charges
A non-cash long-lived asset impairment charge of $901 was recorded in the thirteen weeks ended June 29, 2024 related to a store which has been identified for closure in fiscal 2024. We did not record long-lived asset impairment charges in the thirteen weeks ended July 1, 2023.
Other expenses
Consolidated other expenses decreased $767 or 31.3%, to $1,686, in the thirteen weeks ended June 29, 2024 as compared to $2,453 in the thirteen weeks ended July 1, 2023. Other expenses in the thirteen weeks ended June 29, 2024 consist of legal and professional fees related to our review of strategic alternatives.

Interest expense
Interest expense increased by $501 or 10.1%, to $5,468, in the thirteen weeks ended June 29, 2024 as compared to $4,967 in the thirteen weeks ended July 1, 2023 primarily due to higher borrowings under the Revolving Credit Facility and a higher interest rate on the Senior Secured Term Loan Facility.
Taxes
The benefit for income taxes in the thirteen weeks ended June 29, 2024 was $4,493 as compared to a benefit of $3,586 in the thirteen weeks ended July 1, 2023. The effective tax rate for the thirteen weeks ended June 29, 2024 was 23.4%, as compared to 23.3% in the thirteen weeks ended July 1, 2023.

Liquidity and Capital Resources
We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.
Our primary cash needs are for merchandise inventories and direct materials, payroll, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2024, we expect total capital expenditures to be in the range of $20,000 to $25,000 primarily related to new store openings or relocations, as well as additional investments in technology and manufacturing infrastructure. The Company relocated one store and opened one new store during the first quarter of fiscal 2024. The Company is on track to open three new build-to-suit stores and close one store for the remainder of fiscal 2024. We believe that cash expected to be generated from operations and the remaining availability of borrowings under the Revolving Credit Facility and the 2019 Elfa Revolving Facilities, as amended (as further discussed under “2019 Elfa Senior Secured Credit Facilities” below) will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our existing credit facilities for at least the next 12 months. In the future, we may seek to raise additional capital, which could be in the form of loans, bonds, convertible debt or equity, to fund our operations and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.
On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. We did not repurchase any shares of our common stock during the thirteen weeks ended June 29, 2024. As of June 29, 2024, $25,000 remains available to repurchase common stock under the share repurchase program.
At June 29, 2024, we had $44,088 of cash, of which $6,760 was held by our foreign subsidiaries. In addition, we had $40,980 of additional availability under the Revolving Credit Facility and approximately $10,378 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of June 29, 2024. There were $3,930 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date.

Cash flow analysis
A summary of our key components and measures of liquidity is shown in the following table:

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Net cash used in operating activities	$(8,110)	$(2,988)
Net cash used in investing activities	(8,258)	(8,942)
Net cash provided by financing activities	39,417	16,961
Effect of exchange rate changes on cash	39	166
Net increase in cash	$23,088	$5,197
Free cash flow (Non-GAAP)(1)	$(16,709)	$(11,886)
________________________________________________
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
Net cash used in operating activities was $8,110 for the thirteen weeks ended June 29, 2024 and was comprised of a net loss of $14,732, partially offset by non-cash items of $8,568 and a net change in operating assets and liabilities of $1,946.
Net cash used in operating activities was $2,988 for the thirteen weeks ended July 1, 2023 and was comprised of a net loss of $11,837, partially offset by non-cash items of $7,676 and a net change in operating assets and liabilities of $1,173.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, and investments and proceeds in the Company’s non-qualified retirement plan trust.
Net cash used in investing activities was $8,258 for the thirteen weeks ended June 29, 2024. Our total capital expenditures for the thirteen weeks ended June 29, 2024 were $8,599. We incurred capital expenditures of $3,596 for technology investments. We incurred capital expenditures of $3,289 for investments in our stores. The remaining capital expenditures of $1,714 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $289 in the non-qualified retirement plan trust and $52 in proceeds on sales of assets.
Net cash used in investing activities was $8,942 for the thirteen weeks ended July 1, 2023. Our total capital expenditures for the thirteen weeks ended July 1, 2023 were $8,898. We incurred capital expenditures of $2,589 for technology investments. We incurred capital expenditures of $5,323 for investments in our stores. The remaining capital expenditures of $986 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $128 in the non-qualified retirement plan trust.
Net cash provided by financing activities
Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.
Net cash provided by financing activities was $39,417 for the thirteen weeks ended June 29, 2024. This included borrowings of $40,000 on the Revolving Credit Facility, partially offset by repayments of $543 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $40 in connection with the withholding of shares upon vesting of restricted stock awards.
Net cash provided by financing activities was $16,961 for the thirteen weeks ended July 1, 2023. This included borrowings of $20,000 on the Revolving Credit Facility, partially offset by repayments of $2,381 on the 2019 Elfa Senior Secured

Credit Facilities, repayments of $518 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $140 in connection with the withholding of shares upon vesting of restricted stock awards.
As of June 29, 2024, we had a total of $40,980 of unused borrowing availability under the Revolving Credit Facility and $56,000 borrowings outstanding.
As of June 29, 2024, Elfa had a total of $10,378 of unused borrowing availability under the 2019 Elfa Revolving Facilities and zero borrowings outstanding.
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
Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $16,709 for the thirteen weeks ended June 29, 2024, as compared to negative free cash flow of $11,886 for the thirteen weeks ended July 1, 2023.
The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash used in operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Thirteen Weeks Ended
	June 29, 2024	July 1, 2023
Net cash used in operating activities	$(8,110)	$(2,988)
Less: Additions to property and equipment	(8,599)	(8,898)
Free cash flow	$(16,709)	$(11,886)
Senior Secured Term Loan Facility
On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended to date, the “Senior Secured Term Loan Facility”). On June 14, 2023, the Company entered into Amendment No. 8 (the “Eighth Amendment”). Pursuant to the terms of the Eighth Amendment, the parties agreed to replace the LIBOR-based interest rate applicable to loans under the Senior Secured Term Loan Facility with a SOFR-based interest rate, subject to adjustment as specified in the Eighth Amendment. The Company is required to make quarterly amortization payments of $500 on the term loan facility, with the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended June 29, 2024, the applicable interest rate margin for term benchmark loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for term benchmark loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of June 29, 2024, the aggregate principal amount in outstanding borrowings under the Senior Secured Term Loan Facility was $160,101 net of deferred financing costs, and the consolidated leverage ratio was approximately 3.8x

The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and excluding stock in foreign subsidiaries in excess of 65%, assets of non-guarantors and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries.
The Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Senior Secured Term Loan Facility contains certain cross-default provisions and requires certain mandatory prepayments of the loans thereunder upon the occurrence of specific events, including an Excess Cash Flow (as such term is defined in the Senior Secured Term Loan Facility) requirement. As of June 29, 2024, we were in compliance with all covenants under the Senior Secured Term Loan Facility and no Event of Default (as such term is defined in the Senior Secured Term Loan Facility) had occurred.
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
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of June 29, 2024, we had $56,000 borrowings outstanding and we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred.

2019 Elfa Senior Secured Credit Facilities
On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige, which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,378, as of June 29, 2024) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $10,849 as of June 29, 2024) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,359 as of June 29, 2024), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility", together with the 2019 Elfa Revolving Facilities, the "2019 Elfa Senior Secured Credit Facilities"). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.
The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of June 29, 2024, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.
Critical accounting estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 1 to our annual consolidated financial statements in our 2023 Annual Report on Form 10-K.
Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report on Form 10-K. As of June 29, 2024, there were no significant changes to any of our critical accounting policies and estimates.
Contractual obligations
There were no material changes to our contractual obligations from those disclosed in our 2023 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2024.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For information about our legal proceedings, see Note 6 of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2023 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the thirteen weeks ended on June 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The Container Store Group, Inc.
(Registrant)

Date: August 7, 2024	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: August 7, 2024	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)