Form 10-Q
period 2024-09-28
Container Store Group, Inc.
filed 2024-10-30
CIK 1411688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCS	New York Stock Exchange
Preferred Stock Purchase Rights	—	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 3,451,250 shares of its common stock outstanding as of October 23, 2024.

PART I.          FINANCIAL INFORMATION
Item 1.             Financial statements
The Container Store Group, Inc.
Consolidated balance sheets

(In thousands)	September 28, 2024	March 30, 2024	September 30, 2023
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$66,123	$21,000	$10,195
Accounts receivable, net	24,511	22,010	24,857
Inventory	152,600	158,434	173,438
Prepaid expenses	15,834	12,940	12,986
Income taxes receivable	5,291	5,118	1,091
Other current assets	8,791	11,046	9,189
Total current assets	273,150	230,548	231,756
Noncurrent assets:
Property and equipment, net	146,056	155,402	158,740
Noncurrent operating lease right-of-use assets	396,694	400,188	355,863
Trade names	147,683	146,449	219,558
Deferred financing costs, net	71	97	123
Noncurrent deferred tax assets, net	496	393	432
Other assets	5,054	3,288	3,037
Total noncurrent assets	696,054	705,817	737,753
Total assets	$969,204	$936,365	$969,509
See accompanying notes.

The Container Store Group, Inc.
Consolidated balance sheets (continued)

(In thousands, except share and per share amounts)	September 28, 2024	March 30, 2024	September 30, 2023
Liabilities and shareholders’ equity	(unaudited)		(unaudited)
Current liabilities:
Accounts payable	$64,692	$59,873	$65,275
Accrued liabilities	79,667	70,076	71,362
Current borrowings on revolving lines of credit	—	—	2,820
Current portion of long-term debt	2,212	2,166	2,060
Current operating lease liabilities	64,465	60,692	61,533
Income taxes payable	617	280	912
Total current liabilities	211,653	193,087	203,962
Noncurrent liabilities:
Long-term debt	229,780	174,611	168,321
Noncurrent operating lease liabilities	372,122	378,524	323,230
Noncurrent deferred tax liabilities, net	15,955	24,185	43,790
Other long-term liabilities	6,862	6,267	5,793
Total noncurrent liabilities	624,719	583,587	541,134
Total liabilities	836,372	776,674	745,096
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized; 3,330,165 shares issued at September 28, 2024; 3,306,986 shares issued at March 30, 2024; 3,305,871 shares issued at September 30, 2023	33	33	33
Additional paid-in capital	874,874	874,390	873,612
Accumulated other comprehensive loss	(29,948)	(33,443)	(35,740)
Retained deficit	(712,127)	(681,289)	(613,492)
Total shareholders’ equity	132,832	159,691	224,413
Total liabilities and shareholders’ equity	$969,204	$936,365	$969,509
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except share and per share amounts) (unaudited)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$196,575	$219,731	$378,436	$426,843
Cost of sales (excluding depreciation and amortization)	87,537	93,064	163,303	185,627
Gross profit	109,038	126,667	215,133	241,216
Selling, general, and administrative expenses (excluding depreciation and amortization)	105,214	109,270	210,564	220,650
Stock-based compensation	196	615	514	1,089
Pre-opening costs	867	549	1,614	734
Depreciation and amortization	10,346	10,383	21,219	20,895
Indefinite-lived asset impairment charges	—	23,447	—	23,447
Long-lived asset impairment charges	3,390	—	4,291	—
Other expenses	3,488	7	5,174	2,460
Loss (gain) on disposal of assets	—	220	(23)	221
Loss from operations	(14,463)	(17,824)	(28,220)	(28,280)
Interest expense, net	6,044	5,238	11,512	10,205
Loss before taxes	(20,507)	(23,062)	(39,732)	(38,485)
(Benefit) provision for income taxes	(4,401)	591	(8,894)	(2,995)
Net loss	$(16,106)	$(23,653)	$(30,838)	$(35,490)

Net loss per common share — basic and diluted	$(4.85)	$(7.17)	$(9.30)	$(10.79)

Weighted-average common shares — basic and diluted	3,322,940	3,297,237	3,316,881	3,290,279
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of comprehensive (loss) income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands) (unaudited)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(16,106)	$(23,653)	$(30,838)	$(35,490)
Pension liability adjustment	(69)	15	(81)	74
Foreign currency translation adjustment	3,160	(1,642)	3,576	(3,305)
Comprehensive loss	$(13,015)	$(25,280)	$(27,343)	$(38,721)
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of cash flows

	Twenty-Six Weeks Ended
(In thousands) (unaudited)	September 28, 2024	September 30, 2023
Operating activities
Net loss	$(30,838)	$(35,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,219	20,895
Stock-based compensation	514	1,089
Impairment charges	4,291	23,447
(Gain) loss on disposal of assets	(23)	221
Deferred tax benefit	(8,584)	(4,603)
Non-cash interest	942	942
Other	397	176
Changes in operating assets and liabilities:
Accounts receivable	(2,108)	(25)
Inventory	6,720	(3,827)
Prepaid expenses and other assets	(3,035)	2,539
Accounts payable and accrued liabilities	14,947	10,776
Net change in lease assets and liabilities	(21)	5,574
Income taxes	232	(684)
Other noncurrent liabilities	49	(339)
Net cash provided by operating activities	4,702	20,691

Investing activities
Additions to property and equipment	(15,270)	(22,037)
Investments in non-qualified plan trust	(36)	(177)
Proceeds from non-qualified plan trust redemptions	750	472
Proceeds from sale of property and equipment	52	1
Net cash used in investing activities	(14,504)	(21,741)

Financing activities
Borrowings on revolving lines of credit	—	27,177
Payments on revolving lines of credit	—	(26,649)
Borrowings on long-term debt	55,000	20,000
Payments on long-term debt	(591)	(16,032)
Payment of taxes with shares withheld upon restricted stock vesting	(30)	(140)
Net cash provided by financing activities	54,379	4,356

Effect of exchange rate changes on cash	546	(69)

Net increase in cash	45,123	3,237
Cash at beginning of fiscal period	21,000	6,958
Cash at end of fiscal period	$66,123	$10,195

Supplemental information:
Purchases of property and equipment (included in accounts payable)	$1,833	$3,014
Cash paid for amounts included in the measurement of operating lease liabilities	$49,639	$47,160
Additions to right-of-use assets in exchange for operating lease liabilities	$27,324	$36,066
See accompanying notes.

The Container Store Group, Inc.
Consolidated statements of shareholders’ equity

(In thousands, except share amounts) (unaudited)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained deficit	Total shareholders’ equity
	Shares	Amount
Balance at March 30, 2024	3,306,986	$33	$874,390	$(33,443)	$(681,289)	$159,691
Net loss	—	—	—	—	(14,732)	(14,732)
Stock-based compensation	—	—	318	—	—	318
Vesting of restricted stock awards	12,035	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(40)	—	—	(40)
Foreign currency translation adjustment	—	—	—	416	—	416
Pension liability adjustment	—	—	—	(12)	—	(12)
Balance at June 29, 2024	3,319,021	$33	$874,668	$(33,039)	$(696,021)	$145,641
Net loss	—	—	—	—	(16,106)	(16,106)
Stock-based compensation	—	—	196	—	—	196
Vesting of restricted stock awards	11,144	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards		—	10	—	—	10
Foreign currency translation adjustment	—	—	—	3,160	—	3,160
Pension liability adjustment	—	—	—	(69)	—	(69)
Balance at September 28, 2024	3,330,165	$33	$874,874	$(29,948)	$(712,127)	$132,832

(In thousands, except share amounts) (unaudited)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained deficit	Total shareholders’ equity
	Shares	Amount
Balance at April 1, 2023	3,278,569	$33	$872,663	$(32,509)	$(578,002)	$262,185
Net loss	—	—	—	—	(11,837)	(11,837)
Stock-based compensation	—	—	474	—	—	474
Vesting of restricted stock awards	13,950	—	—	—	—	—
Taxes related to net share settlement of restricted stock awards	—	—	(140)	—	—	(140)
Foreign currency translation adjustment	—	—	—	(1,663)	—	(1,663)
Pension liability adjustment	—	—	—	59	—	59
Balance at July 1, 2023	3,292,519	$33	$872,997	$(34,113)	$(589,839)	$249,078
Net loss	—	—	—	—	(23,653)	(23,653)
Stock-based compensation	—	—	615	—	—	615
Vesting of restricted stock awards	13,352	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(1,642)	—	(1,642)
Pension liability adjustment	—	—	—	15	—	15
Balance at September 30, 2023	3,305,871	$33	$873,612	$(35,740)	$(613,492)	$224,413
See accompanying notes.

The Container Store Group, Inc.
Notes to consolidated financial statements (unaudited)
(In thousands, except share amounts and unless otherwise stated)
September 28, 2024
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
Going concern assessment and management's plans
The persistently challenging retail environment, including reduced consumer spending in the storage and organization category and increased price sensitivity, has significantly impacted the Company’s performance. Additionally, the Company has incurred and expects to continue to incur significant expenses in connection with the review of strategic alternatives and refinancing our existing Credit Facilities. These factors have placed pressure on the Company’s ability to meet the consolidated leverage ratio covenant in its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (as amended, the “Senior Secured Term Loan Facility” and as amended to the date immediately prior to the Amendment (as defined below), the “Existing Term Loan Facility”). On October 8, 2024, the Company entered into Amendment No. 9 to its Existing Term Loan Facility (the “Amendment”), which amends the Company’s Existing Term Loan Facility to, among other things, waive the testing of the consolidated leverage ratio covenant for the second quarter of fiscal year 2024 and add a covenant for the Company to enter into a qualified financing transaction, subject to the approval of the Required Lenders (as defined in Note 10) by November 15, 2024 (as such date may be extended by the Required Lenders). See Note 10 for additional information regarding the Amendment. Additionally, the Company’s $100,000 asset-based revolving credit agreement (“Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Credit Facilities”)) matures on the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility has not been extended. As of September 28, 2024, we had $160,321 of borrowings outstanding net of deferred financing costs on the Existing Term Loan Facility, $71,000 of borrowings outstanding on the Revolving Credit Facility, and cash of $66,123. Subsequent to September 28, 2024, the Company drew down an additional $9,000 under our Revolving Credit Facility. In connection with preparing the unaudited consolidated financial statements for the twenty-six weeks ended September 28, 2024, management evaluated its future liquidity and forecasted operating results for the next twelve months from the date of issuance of these financial statements and determined that, in light of the foregoing conditions, substantial doubt regarding the Company’s ability to continue as a going concern exists, absent consummating a transaction to provide additional liquidity or modifications to the Company’s existing Credit Facilities.
When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. In the first quarter of fiscal 2024, the Company initiated a formal review process to evaluate strategic alternatives to maximize the potential of the business and returns for stakeholders. On October 15, 2024, we announced a strategic partnership with Beyond, Inc. (“Beyond”) with the intention of positioning the Company to achieve incremental sales growth over time by utilizing and benefiting from Beyond’s intellectual property, customer data, network of brands, and affiliate relationships. As part of the terms of the collaboration, Beyond has agreed to invest $40,000 in the Company through a preferred equity transaction subject to certain terms and conditions, including an amendment or refinancing of the Company’s Credit Facilities in a manner commercially acceptable to Beyond (the “Equity Investment”). See Note 10 for additional information regarding the Equity Investment.
To mitigate the substantial doubt, the Company is actively working with its lenders to amend or refinance the Credit Facilities and facilitate consummation of the Equity Investment. However, as the ability to amend or refinance the Credit Facilities and consummate the Equity Investment is outside of management’s control, the Company cannot conclude that management’s plans will be effectively implemented within twelve months from the date the consolidated financial statements are issued. Accordingly, the Company has concluded that these plans do not alleviate substantial doubt about its ability to continue as a going concern. The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of the Company’s assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.
Reverse stock split
On May 8, 2024, the Company was notified by the New York Stock Exchange (the "NYSE") that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period.
On August 28, 2024, the Company held its annual meeting of stockholders (the “2024 Annual Meeting”) at which the Company stockholders approved a proposal to amend the Company Charter to effect a reverse stock split of the Common Stock at a ratio ranging from any whole number between 1-for-10 and 1-for-15 (the “Reverse Stock Split Approval”), as determined by the Company Board of Directors (“Board”). Following receipt of the Reverse Stock Split Approval at the 2024 Annual Meeting, on September 3, 2024, the Company Board approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) and filed a certificate of amendment to the Company Charter with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. On September 4, 2024, the Common Stock began trading on a split-adjusted basis under the existing symbol “TCS” and new CUSIP number 210751 202. All share and per share information reported in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect this reverse stock split. On October 1, 2024, the Company was notified by the NYSE that the average closing price of our Common Stock exceeded $1.00 per share for at least 30 trading days. Accordingly, as of the end of September 30, 2024, the minimum price condition was deemed cured and the Company is in compliance with Section 802.01C of the NYSE Listed Company Manual.
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
The Container Store, Inc. consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of September 28, 2024, we operated 103 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. The Container Store, Inc. also offers all of its products directly to its customers, through its website, responsive mobile site and app, call center, in-home design specialists and in-home design organizers. We operate the C Studio manufacturing facility in Elmhurst, Illinois, which designs and manufactures the Company’s premium wood-based custom space product offering, and is included in the TCS reportable segment.
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
As of September 28, 2024, we conducted a qualitative assessment of our trade names indefinite-lived intangible asset balance in accordance with the Financial Accounting Standard Board Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other, which we determined it is not more likely than not that our trade names are impaired.

We will continue to reassess each quarter for the need of a quantitative assessment, which may lead to future impairment charges.

	Goodwill	Trade names
Balance at March 30, 2024
Gross balance	428,811	251,815
Fiscal 2023 impairment charges	(23,447)	(73,832)
Accumulated impairment charges	(405,364)	(31,534)
Total, net	$—	$146,449
Foreign currency translation adjustments in the twenty-six weeks ended September 28, 2024	—	1,234
Balance at September 28, 2024
Gross balance	428,811	253,049
Accumulated impairment charges	(428,811)	(105,366)
Total, net	$—	$147,683
3. Detail of certain balance sheet accounts

	September 28, 2024	March 30, 2024	September 30, 2023
Accounts receivable, net:
Trade receivables, net	$13,903	$13,943	$15,350
Credit card receivables	8,124	4,859	7,670
Other receivables	2,484	3,208	1,837
	$24,511	$22,010	$24,857
Inventory:
Finished goods	$145,180	$150,493	$163,024
Raw materials	6,339	6,869	9,213
Work in progress	1,081	1,072	1,201
	$152,600	$158,434	$173,438
Accrued liabilities:
Accrued payroll, benefits and bonuses	$17,122	$20,590	$19,985
Unearned revenue	21,756	14,385	18,339
Accrued transaction and property tax	13,415	12,272	12,299
Gift cards and store credits outstanding	13,243	13,365	12,926
Accrued sales returns	2,181	1,974	2,655
Accrued interest	4,917	215	158
Other accrued liabilities	7,033	7,275	5,000
	$79,667	$70,076	$71,362
Contract balances as a result of transactions with customers primarily consist of trade receivables included in accounts receivable, net, unearned revenue, and gift cards and store credits outstanding included in accrued liabilities in the Company’s consolidated balance sheets. Unearned revenue was $14,385 as of March 30, 2024, and $13,807 was subsequently recognized into revenue for the twenty-six weeks ended September 28, 2024. Gift cards and store credits outstanding was $13,365 as of March 30, 2024, and $1,977 was subsequently recognized into revenue for the twenty-six weeks ended September 28, 2024. See Note 9 for disaggregated revenue disclosures.

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
The following is a reconciliation of net loss and the number of shares used in the basic and diluted net loss per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net loss	$(16,106)	$(23,653)	$(30,838)	$(35,490)

Denominator:
Weighted-average common shares — basic and diluted	3,322,940	3,297,237	3,316,881	3,290,279

Net loss per common share — basic and diluted	$(4.85)	$(7.17)	$(9.30)	$(10.79)

Antidilutive securities not included:
Stock options outstanding	24,207	109,399	24,838	111,639
Nonvested restricted stock awards	31,520	27,967	40,803	44,396
5. Income taxes
The benefit for income taxes in the thirteen weeks ended September 28, 2024 was $4,401 as compared to a provision of $591 in the thirteen weeks ended September 30, 2023. The effective tax rate for the thirteen weeks ended September 28, 2024 was 21.5%, as compared to (2.6)% in the thirteen weeks ended September 30, 2023. During the thirteen weeks ended September 28, 2024, the effective tax rate was higher than the U.S. statutory rate of 21%, primarily due to U.S state income taxes, partially offset by the tax impact of discrete items related to share-based compensation on a pre-tax loss. In the thirteen weeks ended September 30, 2023, the effective tax rate was lower than the U.S. statutory rate of 21% primarily due to the tax impacts of goodwill impairment and share-based compensation on a pre-tax loss.
The benefit for income taxes in the twenty-six weeks ended September 28, 2024 was $8,894 as compared to a benefit of $2,995 in the twenty-six weeks ended September 30, 2023. The effective tax rate for the twenty-six weeks ended September 28, 2024 was 22.4%, as compared to 7.8% in the twenty-six weeks ended September 30, 2023. During the twenty-six weeks ended September 28, 2024, the effective tax rate was higher than the U.S. statutory rate of 21%, primarily due to U.S state income taxes, partially offset by the tax impact of discrete items related to share-based compensation on a pre-tax loss. In the twenty-six weeks ended September 30, 2023, the effective tax rate was lower than the U.S. statutory rate of 21% primarily due to the tax impacts of goodwill impairment and share-based compensation on a pre-tax loss.
6. Commitments and contingencies
In connection with insurance policies and other contracts, the Company has outstanding standby letters of credit totaling $10,428 as of September 28, 2024.
The Company is subject to ordinary litigation and routine reviews by regulatory bodies that are incidental to its business. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, liability is not probable, or the monetary amount cannot be reasonably estimated and therefore an accrual has not been made. No material amounts were accrued on September 28, 2024, March 30, 2024, or September 30, 2023 pertaining to legal proceedings or other contingencies.
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
Based on information currently available, other than the above referenced matter, the Company does not believe that its pending legal matters, either on an individual basis or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments could affect operating results or result in liability or monetary payments material to the Company's consolidated financial statements. None of the current ordinary litigation proceedings or routine reviews that the Company is subject to are expected to have a material adverse effect on the Company's consolidated financial statements on an individual basis or in the aggregate.
7. Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”) consists of changes in our foreign currency forward contracts, pension liability adjustment, and foreign currency translation. The components of AOCL, net of tax, are shown below for the twenty-six weeks ended September 28, 2024:

	Pension liability adjustment	Foreign currency translation	Total
Balance at March 30, 2024	$(1,143)	$(32,300)	$(33,443)

Other comprehensive (loss) income before reclassifications, net of tax	(81)	3,576	3,495
Amounts reclassified to earnings, net of tax	—	—	—
Net current period other comprehensive (loss) income	(81)	3,576	3,495

Balance at September 28, 2024	$(1,224)	$(28,724)	$(29,948)
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
As of September 28, 2024, March 30, 2024 and September 30, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These items are included in the non-qualified retirement plan, which consists of investments purchased by employee contributions to retirement savings accounts. The fair value amount of the non-qualified retirement plan is measured using the net asset value per share practical expedient, and therefore, is not classified in the fair value hierarchy. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of contracts it holds.
The following items are measured at fair value on a recurring basis, subject to the requirements of ASC 820, Fair Value Measurements:

Description	Balance Sheet Location	September 28, 2024	March 30, 2024	September 30, 2023
Assets
Nonqualified retirement plan	Other current assets	$3,688	$4,125	$3,587
Total assets		$3,688	$4,125	$3,587
The fair value of long-term debt was estimated using quoted prices as well as recent transactions for similar types of borrowing arrangements (Level 2 valuations). As of September 28, 2024, March 30, 2024 and September 30, 2023, the estimated fair value of the Company’s long-term debt, including current maturities, was as follows:

	September 28, 2024	March 30, 2024	September 30, 2023
Senior secured term loan facility	$102,894	$132,435	$148,873
Revolving credit facility	71,000	16,000	10,000
2019 Elfa revolving facilities	—	—	2,820
Obligations under finance leases	671	634	154
Total fair value of debt	$174,565	$149,069	$161,847
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
The Company has determined that adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring segment performance. Adjusted EBITDA is calculated in accordance with the Senior Secured Term Loan Facility and the Revolving Credit Facility (as both terms are defined in

Item 2 of Part I of this Quarterly Report on Form 10-Q) and we define Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items, and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

Thirteen Weeks Ended September 28, 2024	TCS	Elfa	Eliminations	Total
Net sales to third parties	$186,815	$9,760	$—	$196,575
Intersegment sales	—	11,059	(11,059)	—
Adjusted EBITDA	1,590	1,656	656	3,902
Interest expense (income), net	6,063	(19)	—	6,044
Assets(1)	880,975	96,489	(8,260)	969,204

Thirteen Weeks Ended September 30, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$208,525	$11,206	$—	$219,731
Intersegment sales	—	10,041	(10,041)	—
Adjusted EBITDA	14,278	1,335	1,413	17,026
Interest expense, net	5,141	97	—	5,238
Assets(1)	880,587	96,370	(7,448)	969,509

Twenty-Six Weeks Ended September 28, 2024	TCS	Elfa	Eliminations	Total
Net sales to third parties	$358,327	$20,109	$—	$378,436
Intersegment sales	—	20,607	(20,607)	—
Adjusted EBITDA	2,754	2,845	21	5,620
Interest expense, net	11,627	(115)	—	11,512
Assets(1)	880,975	96,489	(8,260)	969,204

Twenty-Six Weeks Ended September 30, 2023	TCS	Elfa	Eliminations	Total
Net sales to third parties	$403,652	$23,191	$—	$426,843
Intersegment sales	—	22,593	(22,593)	—
Adjusted EBITDA	15,052	3,288	1,605	19,945
Interest expense, net	10,027	178	—	10,205
Assets(1)	880,587	96,370	(7,448)	969,509
_____________________________________
(1)Tangible assets in the Elfa column are located outside of the United States.

A reconciliation of loss before taxes to Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Loss before taxes	$(20,507)	$(23,062)	$(39,732)	$(38,485)
Add:
Depreciation and amortization	10,346	10,383	21,219	20,895
Interest expense, net	6,044	5,238	11,512	10,205
Pre-opening costs(a)	867	549	1,614	734
Non-cash lease expense(b)	87	(155)	(45)	(329)
Indefinite-lived impairment charges(c)	—	23,447	—	23,447
Long-lived asset impairment charges(d)	3,390	—	4,291	—
Stock-based compensation(e)	196	615	514	1,089
Foreign exchange (gains) losses(f)	(10)	2	(8)	(73)
Severance and retention charges(g)	637	9	690	2,462
Strategic alternatives fees(h)	2,853	—	4,485	—
Non-cash inventory reserve(i)	(1)	—	1,080	—
Adjusted EBITDA	$3,902	$17,026	$5,620	$19,945
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
(c)Non-cash goodwill impairment charge incurred in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash long-lived asset impairment charge was recorded in the first and second quarters of fiscal 2024 related to stores which have been identified for closure in fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(e)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.
(f)Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.
(g)Severance and retention charges recorded in other expenses in the first and second quarters of fiscal 2024 and 2023, of which approximately $346 remains recorded in accrued liabilities on the consolidated balance sheet as of September 28, 2024, which we do not consider in our evaluation of ongoing performance.
(h)Expenses associated with legal and professional fees related to our review of strategic alternatives incurred in the first and second quarters of fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(i)Non-cash charges related to lower of cost or market inventory reserve, which was recorded in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.

10. Subsequent event
Credit Agreement Amendment
On October 8, 2024, the Company entered into the Amendment. The Amendment amends the Existing Senior Secured Term Loan Facility to, among other things: (i) waive the testing of the consolidated leverage ratio covenant (defined in the Senior Secured Term Loan Facility as the ratio of total debt to consolidated EBITDA) for the second quarter of fiscal year 2024, (ii) add a covenant for the Company to enter into a qualified financing transaction, subject to the approval of the Required Lenders by November 15, 2024 (as such date may be extended by the Required Lenders, as defined in the Existing Term Loan Facility), and (iii) amend certain of the covenants in the Existing Term Loan Facility, which, among other things, further restrict the Company and its Subsidiaries’ ability to incur additional indebtedness or engage in certain non-ordinary course transactions.
Issuance and Sale of Series B Convertible Preferred Stock
On October 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Beyond. Pursuant to the Purchase Agreement the Company has agreed to issue and sell to Beyond and Beyond has agreed to purchase from the Company (a) 40,000 shares of a new class of its capital stock titled its “Series B Convertible Preferred Stock” (the “Series B Convertible Preferred Stock”) with an initial conversion price of $17.25 plus (b) the number of shares of Series B Convertible Preferred Stock attributable to Beyond’s expenses incurred in connection with the Purchase Agreement and the Equity Investment (not to exceed $500) for an aggregate purchase price of $40,000.
The Purchase Agreement contains customary representations, warranties and covenants of the Company and Beyond, including covenants relating to the conduct of the Company’s business between the date of the signing of the Purchase Agreement and the closing of the Equity Investment. Such covenants include, among other things, restrictions on the Company’s ability to issue equity interests or incur indebtedness for borrowed money, in each case, outside the ordinary course of business between the signing date and closing date. The Purchase Agreement also provides that during the period between signing and closing, the Company is prohibited from initiating, soliciting or encouraging change of control proposals from third parties, other than Beyond. The Equity Investment is subject to certain closing conditions, including the Company refinancing or amending its existing secured credit facilities in a manner that is acceptable to Beyond in its sole discretion.
The Purchase Agreement contains termination rights for the Company and Beyond, including, among others, by either the Company or Beyond if the Closing does not occur before January 31, 2025 by reason of the failure of any of the applicable closing conditions set forth in the Purchase Agreement to be satisfied.
Rights Agreement
On October 8, 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the "Rights Agreement") that was previously approved by the Board.
In connection with the Rights Agreement, the Board approved and declared a dividend distribution of one preferred stock purchase right (each, a "Right") for each share of Common Stock of the Company outstanding at the close of business on October 23, 2024. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until October 7, 2025 (or the earlier redemption, exchange, or termination of the Rights), to purchase from the Company one one-thousandth of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred”), of the Company at a price of $65.00 per one one-thousandth of a share of Series A Preferred. The complete terms of the Rights are set out in a Rights Agreement, dated October 8, 2024, between the Company and Equiniti Trust Company, LLC as rights agent. The Rights are designed to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without paying all stockholders a control premium. The Rights will cause substantial dilution to a person or group that acquires 20% or more of the Common Stock on terms not approved by the Board.
On October 15, 2024, the parties entered into an Amendment to the Rights Agreement, which provides that none of Beyond or its Permitted Transferees (as defined in the Purchase Agreement) will be deemed an “Acquiring Person” for the purpose of the Rights Agreement.

Revolving Credit Facility Borrowing
Subsequent to September 28, 2024, the Company drew down an additional $9,000 under our Revolving Credit Facility. As of the date of the issuance of these consolidated financial statements, the Company had a total of $80,000 borrowings outstanding under the Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary note regarding forward-looking statements
This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements included in this Quarterly Report, including without limitation statements regarding expectations for our business including anticipated store openings and closures, anticipated financial performance and liquidity, the impact of macroeconomic conditions, expectations related to litigation matters, anticipated capital expenditures, and other expenses; expectations regarding the transaction with Beyond, Inc.; and expectations regarding the refinancing or amendment of our credit facilities are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These include, but are not limited to: the timeline for the completion of the strategic alternatives review process is unknown and there can be no assurance that the process will result in any particular outcome; risks relating to our collaboration agreement with Beyond, Inc.; the equity investment by Beyond, Inc. is subject to conditions, including our ability to amend or refinance our debt in a manner commercially acceptable to Beyond, Inc., and may not close by January 31, 2025 or at all; there is substantial doubt regarding our ability to continue as a going concern; the Rights Agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable; a decline in the health of the economy and the purchase of discretionary items; the anticipated impact of macroeconomic conditions on our business, results of operations and financial condition; our ability to continue to lease space on favorable terms; costs and risks relating to new store openings; quarterly and seasonal fluctuations in our operating results; cost increases that are beyond our control; our inability to protect our brand; our failure or inability to protect our intellectual property rights; our inability to source and market new products to meet consumer preferences; failure to successfully anticipate, or manage inventory commensurate with, consumer preferences and demand; our inability to obtain merchandise from our vendors on a timely basis and at competitive prices; the risk that our vendors may sell similar or identical products to our competitors; our and our vendors’ vulnerability to natural disasters and other unexpected events; product recalls and/or product liability, as well as changes in product safety and other consumer protection laws; risks relating to operating two distribution centers and domestic and international manufacturing facilities; our dependence on foreign imports for our merchandise; our reliance upon independent third-party transportation providers; our inability to effectively manage our online sales; failure to comply with laws and regulations relating to privacy, data protection, and consumer protection; effects of a security breach or cyber-attack of our website or information technology systems, including relating to our use of third-party web service providers; damage to, or interruptions in, our information systems as a result of external factors, working from home arrangements, staffing shortages and difficulties in updating our existing software or developing or implementing new software; risk related to our indebtedness may restrict our current and future operations, and we may not be able to comply with the covenants in our credit facilities or refinance or amend our credit facilities on favorable terms, or at all; fluctuations in currency exchange rates; our inability to maintain sufficient levels of cash flow to meet growth expectations; our fixed lease obligations; disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory to pay for capital expenditures and operating costs; changes to global markets and inability to predict future interest expenses; our reliance on key executive management; our inability to find, train and retain key personnel; labor relations difficulties; increases in labor costs; risks related to violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws; impairment charges and effects of changes in estimates or projections used to assess the fair value of our assets; significant fluctuations in the price of our common stock; substantial future sales of our common stock, or the perception that such sales may occur, which could depress the price of our common stock; risks related to being a public company; our performance meeting guidance provided to the public; anti-takeover provisions in our governing documents, which could delay or prevent a change in control; and our failure to establish and maintain effective internal controls. Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition are described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, (the “2023 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2024.
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
We follow a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week “months” and one five-week “month”, and our fiscal year is the 52- or 53-week period ending on the Saturday closest to March 31. Fiscal 2024 ends on March 29, 2025 and will include 52 weeks and fiscal 2023 ended on March 30, 2024 and included 52 weeks. The second quarter of fiscal 2024 ended on September 28, 2024 and the second quarter of fiscal 2023 ended on September 30, 2023, and both included thirteen weeks.
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
Our operations consist of two reportable segments:
•The Container Store (“TCS”) consists of our retail stores, website and call center (which includes business sales), as well as our in-home services business. As of September 28, 2024, we operated 103 stores with an average size of approximately 24,000 square feet (18,000 selling square feet) in 34 states and the District of Columbia. We also offer all of our products directly to customers through our website, responsive mobile site and app, call center, and in-home design specialists and in-home design organizers. Our stores receive substantially all of our products directly from one of our two distribution centers. Our first distribution center in Coppell, Texas, is co-located with our support center and call center, and our second distribution center is located in Aberdeen, Maryland. We operate the C Studio Manufacturing, Inc. (“C Studio”), (formerly known as “Closet Parent Company, Inc.”, or “Closet Works”) facility in Elmhurst, Illinois, which designs and manufactures our premium wood-based custom space product offering, and is included in the TCS reportable segment.
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
Strategic Review and the Beyond Equity Investment
In May 2024, we announced that the Board has initiated a formal review process to evaluate strategic alternatives for the Company. The Board has established a Transaction Committee to help oversee the process, with the goal of maximizing the potential of the business and returns for shareholders.
On October 15, 2024, we announced a strategic partnership with Beyond, Inc. (“Beyond”) with the intention of positioning the Company to achieve incremental sales growth over time by utilizing and benefiting from Beyond’s intellectual property, customer data, network of brands, and affiliate relationships. As part of the terms of the collaboration, Beyond has agreed to invest $40,000 in the Company through a preferred equity transaction subject to certain terms and conditions, including an amendment or refinancing of the Company’s Credit Facilities in a manner commercially acceptable to Beyond (the “Equity Investment”). See Note 10 for additional information regarding the Equity Investment.
Reverse Stock Split
On May 8, 2024, the Company was notified by the New York Stock Exchange (the "NYSE") that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period.
On August 28, 2024, the Company held its annual meeting of stockholders (the “2024 Annual Meeting”) at which the Company stockholders approved a proposal to amend the Company Charter to effect a reverse stock split of the Common Stock at a ratio ranging from any whole number between 1-for-10 and 1-for-15 (the “Reverse Stock Split Approval”), as determined by the Company Board of Directors (“Board”). Following receipt of the Reverse Stock Split Approval at the 2024 Annual Meeting, on September 3, 2024, the Company Board approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) and filed a certificate of amendment to the Company Charter with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. On September 4, 2024, the Common Stock began trading on a split-adjusted basis under the existing symbol “TCS” and new CUSIP number 210751 202. All share and per share information reported in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect this reverse stock split.
Under the NYSE’s rules, the price condition is deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. On October 1, 2024, we were notified by the NYSE that the average closing price of our Common Stock exceeded $1.00 per share for at least 30 trading days. Accordingly, as of the end of September 30, 2024, the minimum price condition was deemed cured and the Company is in compliance with Section 802.01C of the NYSE Listed Company Manual. However, there is also no assurance that the Company will maintain compliance with this or the other listing standards of the NYSE.
Rights Agreement
On October 8, 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the "Rights Agreement") that was previously approved by the Board. See Note 10 for additional information.

Results of Operations
The following data represents the amounts shown in our unaudited consolidated statements of operations expressed in dollars and as a percentage of net sales and operating data for the periods presented. For segment data, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$196,575	$219,731	$378,436	$426,843
Cost of sales (excluding depreciation and amortization)	87,537	93,064	163,303	185,627
Gross profit	109,038	126,667	215,133	241,216
Selling, general, and administrative expenses (excluding depreciation and amortization)	105,214	109,270	210,564	220,650
Stock-based compensation	196	615	514	1,089
Pre-opening costs	867	549	1,614	734
Depreciation and amortization	10,346	10,383	21,219	20,895
Indefinite-lived asset impairment charges	—	23,447	—	23,447
Long-lived asset impairment charges	3,390	—	4,291	—
Other expenses	3,488	7	5,174	2,460
Loss (gain) on disposal of assets	—	220	(23)	221
Loss from operations	(14,463)	(17,824)	(28,220)	(28,280)
Interest expense, net	6,044	5,238	11,512	10,205
Loss before taxes	(20,507)	(23,062)	(39,732)	(38,485)
(Benefit) provision for income taxes	(4,401)	591	(8,894)	(2,995)
Net loss	$(16,106)	$(23,653)	$(30,838)	$(35,490)

Net loss per common share — basic and diluted	$(4.85)	$(7.17)	$(9.30)	$(10.79)

Weighted-average common shares — basic and diluted	3,322,940	3,297,237	3,316,881	3,290,279

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	44.5%	42.4%	43.2%	43.5%
Gross profit	55.5%	57.6%	56.8%	56.5%
Selling, general, and administrative expenses (excluding depreciation and amortization)	53.5%	49.7%	55.6%	51.7%
Stock-based compensation	0.1%	0.3%	0.1%	0.3%
Pre-opening costs	0.4%	0.2%	0.4%	0.2%
Depreciation and amortization	5.3%	4.7%	5.6%	4.9%
Indefinite-lived asset impairment charges	— %	10.7%	— %	5.5%
Long-lived asset impairment charges	1.7%	— %	1.1%	— %
Other expenses	1.8%	— %	1.4%	0.6%
Loss (gain) on disposal of assets	0.0%	0.1%	0.0%	0.1%
Loss from operations	(7.4%)	(8.1%)	(7.5%)	(6.6%)
Interest expense, net	3.1%	2.4%	3.0%	2.4%
Loss before taxes	(10.4)%	(10.5%)	(10.5)%	(9.0%)
(Benefit) provision for income taxes	(2.2%)	0.3%	(2.4%)	(0.7%)
Net loss	(8.2)%	(10.8%)	(8.1)%	(8.3%)
Operating data:
Comparable store sales change for the period(1)	(12.5)%	(20.0)%	(13.1)%	(20.0)%
Number of stores at end of period	103	98	103	98
Non‑GAAP measures(2):
Adjusted EBITDA(2)	$3,902	$17,026	$5,620	$19,945
Adjusted net (loss) income(2)	$(10,728)	$365	$(23,421)	$(9,768)
Adjusted net (loss) income per common share — diluted(2)	$(3.23)	$0.11	$(7.06)	$(2.97)
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
(2)We have presented Adjusted EBITDA, adjusted net (loss) income, and adjusted (loss) income per common share—diluted as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP measures are key metrics used by management, our Board of Directors, and LGP to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using non-GAAP measures supplementally. Our non-GAAP measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. For more information regarding our use of EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below. For more information regarding our use of adjusted net (loss) income and adjusted net (loss) income per common share—diluted, and a reconciliation of adjusted net (loss) income and adjusted net (loss) income per common share—diluted to the GAAP financial measures of net loss and diluted net loss per common share, see “How we assess the performance of our business” above and “Non-GAAP Financial Measures” below.
A reconciliation of net loss to EBITDA and Adjusted EBITDA is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net loss	$(16,106)	$(23,653)	$(30,838)	$(35,490)
Depreciation and amortization	10,346	10,383	21,219	20,895
Interest expense, net	6,044	5,238	11,512	10,205
(Benefit) provision for income taxes	(4,401)	591	(8,894)	(2,995)
EBITDA	(4,117)	(7,441)	(7,001)	(7,385)
Pre-opening costs(a)	867	549	1,614	734
Non-cash lease expense(b)	87	(155)	(45)	(329)
Indefinite-lived asset impairment charges(c)	—	23,447	—	23,447
Long-lived asset impairment charges(d)	3,390	—	4,291	—
Stock-based compensation(e)	196	615	514	1,089
Foreign exchange losses (gains)(f)	(10)	2	(8)	(73)
Severance and retention charges(g)	637	9	690	2,462
Strategic alternatives fees(h)	2,853	—	4,485	—
Non-cash inventory reserve(i)	(1)	—	1,080	—
Adjusted EBITDA	$3,902	$17,026	$5,620	$19,945
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
(c)Non-cash goodwill impairment charge incurred in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash long-lived asset impairment charge was recorded in the first and second quarters of fiscal 2024 related to stores which have been identified for closure in fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(e)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(f)Realized foreign exchange transactional gains/losses our management does not consider in our evaluation of ongoing performance.
(g)Severance and retention charges recorded in other expenses in the first and second quarters of fiscal 2024 and 2023, which we do not consider in our evaluation of ongoing performance.
(h)Expenses associated with legal and professional fees related to our review of strategic alternatives incurred in the first and second quarters of fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(i)Non-cash charges related to lower of cost or market inventory reserve, which was recorded in the first quarter of fiscal 2024, which we do not consider in our evaluation of ongoing performance.
A reconciliation of the GAAP financial measures of net loss and net loss per common share – diluted to the non-GAAP financial measures of adjusted net (loss) income and adjusted net (loss) income per common share – diluted is set forth below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net loss	$(16,106)	$(23,653)	$(30,838)	$(35,490)
Severance and retention charges(a)	637	9	690	2,462
Strategic alternatives fees(b)	2,853	—	4,485	—
Indefinite-lived asset impairment charges(c)	—	23,447	—	23,447
Long-lived asset impairment charges(d)	3,390	—	4,291	—
Taxes(e)	(1,502)	562	(2,049)	(187)
Adjusted net (loss) income	$(10,728)	$365	$(23,421)	$(9,768)

Denominator:
Weighted-average common shares — basic and diluted	3,322,940	3,297,237	3,316,881	3,290,279

Net loss per common share — diluted	$(4.85)	$(7.17)	$(9.30)	$(10.79)
Adjusted net (loss) income per common share — diluted	$(3.23)	$0.11	$(7.06)	$(2.97)
________________________________________________
(a)Severance and retention charges recorded in other expenses in the first and second quarter of fiscal 2024 and 2023, which we do not consider in our evaluation of ongoing performance.
(b)Expenses associated with legal and professional fees related to our review of strategic alternatives incurred in the first and second quarters of fiscal 2024, which we do not consider in our evaluation of ongoing performance.
(c)Non-cash goodwill impairment charge incurred in the second quarter of fiscal 2023, which we do not consider in our evaluation of ongoing performance.
(d)Non-cash long-lived asset impairment charge was recorded in the first and second quarters of fiscal 2024 related to stores which have been identified for closure in fiscal 2024, which we do not consider in our evaluation of ongoing performance.

(e)Tax impact of adjustments to net loss that are considered to be unusual or infrequent tax items, all of which we do not consider in our evaluation of ongoing performance.
Thirteen Weeks Ended September 28, 2024 compared to Thirteen Weeks Ended September 30, 2023
Net sales
The following table summarizes our net sales for each of the thirteen weeks ended September 28, 2024 and September 30, 2023:

	September 28, 2024	% total	September 30, 2023	% total
TCS net sales	$186,815	95.0%	$208,525	94.9%
Elfa third-party net sales	9,760	5.0%	11,206	5.1%
Net sales	$196,575	100.0%	$219,731	100.0%
Net sales in the thirteen weeks ended September 28, 2024 decreased $23,156, or 10.5% compared to the thirteen weeks ended September 30, 2023. This decrease was comprised of the following components:

Net sales
Net sales for the thirteen weeks ended September 30, 2023	$219,731
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $3,722, or 13.7%, decrease in online sales)	(26,009)
Non-comparable sales	4,299
Elfa third-party net sales (excluding impact of foreign currency translation)	(1,819)
Impact of foreign currency translation on Elfa third-party net sales	373
Net sales for the thirteen weeks ended September 28, 2024	$196,575
TCS net sales decreased $21,710 or 10.4%. Comparable store sales decreased $26,009 or 12.5%, led by general merchandise categories down 18.7%, negatively impacting comparable store sales by 1,200 basis points, combined with a 1.5% decrease for Custom Spaces, negatively impacting comparable store sales by 50 basis points. Non-comparable sales were $4,299 during the thirteen weeks ended September 28, 2024. Elfa third-party net sales decreased $1,446 or 12.9% in the thirteen weeks ended September 28, 2024. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the thirteen weeks ended September 28, 2024 and the thirteen weeks ended September 30, 2023, Elfa third-party net sales decreased $1,819 or 16.2%, primarily due to a decline in sales in Nordic markets.
Gross profit and gross margin
Gross profit in the thirteen weeks ended September 28, 2024 decreased $17,629, or 13.9%, compared to the thirteen weeks ended September 30, 2023. The decrease in gross profit was primarily the result of decreased consolidated sales, combined with a decrease in consolidated gross margin. The following table summarizes gross margin for the thirteen weeks ended September 28, 2024 and September 30, 2023 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	September 28, 2024	September 30, 2023
TCS gross margin	54.3%	56.9%
Elfa gross margin	33.7%	31.2%
Consolidated gross margin	55.5%	57.6%
TCS gross margin decreased 260 basis points primarily due to increased promotional activity and unfavorable product and services mix, partially offset by lower freight costs in the thirteen weeks ended September 28, 2024. Elfa gross margin increased 250 basis points compared to the second quarter of fiscal 2023 primarily due to price increases to customers. On a consolidated basis, gross margin decreased 210 basis points primarily due to the decrease in TCS segment gross margin during the thirteen weeks ended September 28, 2024.

Selling, general and administrative expenses
Selling, general and administrative expenses in the thirteen weeks ended September 28, 2024 decreased $4,056, or 3.7%, compared to the thirteen weeks ended September 30, 2023. The following table summarizes SG&A as a percentage of consolidated net sales for the thirteen weeks ended September 28, 2024 and September 30, 2023:

	September 28, 2024	September 30, 2023
	% of Net sales	% of Net sales
TCS selling, general and administrative	50.8%	47.3%
Elfa selling, general and administrative	2.7%	2.4%
Consolidated selling, general and administrative	53.5%	49.7%
Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 380 basis points, primarily due to deleverage of fixed costs on lower sales and increased marketing spend in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023.
Long-lived asset impairment charges
A non-cash long-lived asset impairment charge of $3,390 was recorded in the thirteen weeks ended September 28, 2024 related to one underperforming store and a planned store closure in fiscal 2024. We did not record long-lived asset impairment charges in the thirteen weeks ended September 30, 2023.
Other expenses
Consolidated other expenses were $3,488 in the thirteen weeks ended September 28, 2024 as compared to $7 in the thirteen weeks ended September 30, 2023. Other expenses in the thirteen weeks ended September 28, 2024 consist of legal and professional fees related to our review of strategic alternatives, as well as employee retention costs incurred.
Interest expense
Interest expense increased by $806 or 15.4%, to $6,044, in the thirteen weeks ended September 28, 2024 as compared to $5,238 in the thirteen weeks ended September 30, 2023 primarily due to higher borrowings under the Revolving Credit Facility and a higher interest rate on the Senior Secured Term Loan Facility (as defined below).
Taxes
The benefit for income taxes in the thirteen weeks ended September 28, 2024 was $4,401 as compared to a provision of $591 in the thirteen weeks ended September 30, 2023. The effective tax rate for the thirteen weeks ended September 28, 2024 was 21.5%, as compared to (2.6)% in the thirteen weeks ended September 30, 2023. The increase in the effective tax rate was primarily related to the impact of discrete items on a pre-tax loss in the thirteen weeks ended September 30, 2023.
Twenty-Six Weeks Ended September 28, 2024 compared to Twenty-Six Weeks Ended September 30, 2023
Net sales
The following table summarizes our net sales for each of the twenty-six weeks ended September 28, 2024 and September 30, 2023:

	September 28, 2024	% total	September 30, 2023	% total
TCS net sales	$358,327	94.7%	$403,652	94.6%
Elfa third-party net sales	20,109	5.3%	23,191	5.4%
Net sales	$378,436	100.0%	$426,843	100.0%

Net sales in the twenty-six weeks ended September 28, 2024 decreased $48,407, or 11.3% compared to the twenty-six weeks ended September 30, 2023. This decrease was comprised of the following components:

Net sales
Net sales for the twenty-six weeks ended September 30, 2023	$426,843
Incremental net sales (decrease) increase due to:
Comparable store sales (including a $10,952, or 19.8%, decrease in online sales)	(52,553)
Non-comparable sales	7,228
Elfa third-party net sales (excluding impact of foreign currency translation)	(3,301)
Impact of foreign currency translation on Elfa third-party net sales	219
Net sales for the twenty-six weeks ended September 28, 2024	$378,436
TCS net sales decreased $45,325 or 11.2%. Comparable store sales decreased $52,553 or 13.1%, driven by general merchandise categories down 20.2%, negatively impacting comparable store sales by 1,310 basis points. Custom Spaces were flat year over year on a comparable store sales basis. Non-comparable sales were $7,228 during the twenty-six weeks ended September 28, 2024. Elfa third-party net sales decreased $3,082 or 13.3% in the twenty-six weeks ended September 28, 2024. After converting Elfa’s third-party net sales from Swedish krona to U.S. dollars using the prior year’s conversion rate for both the twenty-six weeks ended September 28, 2024 and the twenty-six weeks ended September 30, 2023, Elfa third-party net sales decreased $3,301 or 14.2%, primarily due to a decline in sales in Nordic markets.
Gross profit and gross margin
Gross profit in the twenty-six weeks ended September 28, 2024 decreased $26,083, or 10.8%, compared to the twenty-six weeks ended September 30, 2023. The decrease in gross profit was primarily the result of decreased consolidated sales, partially offset by an increase in consolidated gross margin. The following table summarizes gross margin for the twenty-six weeks ended September 28, 2024 and September 30, 2023 by segment and consolidated. The segment gross margins include the impact of intersegment net sales from the Elfa segment to the TCS segment:

	September 28, 2024	September 30, 2023
TCS gross margin	56.0%	55.7%
Elfa gross margin	35.4%	31.8%
Consolidated gross margin	56.8%	56.5%
TCS gross margin increased 30 basis points primarily due to lower freight costs, partially offset by increased promotional activity in the twenty-six weeks ended September 28, 2024. Elfa gross margin increased 360 basis points primarily due to price increases to customers. On a consolidated basis, gross margin increased 30 basis points primarily due to the increase in TCS segment gross margin during the twenty-six weeks ended September 28, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses in the twenty-six weeks ended September 28, 2024 decreased $10,086, or 4.6%, compared to the twenty-six weeks ended September 30, 2023. The following table summarizes SG&A as a percentage of consolidated net sales for the twenty-six weeks ended September 28, 2024 and September 30, 2023:

	September 28, 2024	September 30, 2023
	% of Net sales	% of Net sales
TCS selling, general and administrative	52.6%	49.1%
Elfa selling, general and administrative	3.0%	2.6%
Consolidated selling, general and administrative	55.6%	51.7%
Consolidated selling, general and administrative expenses as a percentage of consolidated net sales increased 390 basis points, primarily due to deleverage of fixed costs on lower sales and increased marketing spend in the twenty-six weeks ended September 28, 2024 as compared to the twenty-six weeks ended September 30, 2023.

Long-lived asset impairment charges
A non-cash long-lived asset impairment charge of $4,291 was recorded in the twenty-six weeks ended September 28, 2024 related to one underperforming store and two store closures in fiscal 2024. We did not record long-lived asset impairment charges in the twenty-six weeks ended September 30, 2023.
Other expenses
Consolidated other expenses increased $2,714 or 110.3%, to $5,174, in the twenty-six weeks ended September 28, 2024 as compared to $2,460 in the twenty-six weeks ended September 30, 2023. Other expenses in the twenty-six weeks ended September 28, 2024 consist primarily of legal and professional fees related to our review of strategic alternatives, as well as employee retention costs incurred. Other expenses in the twenty-six weeks ended September 30, 2023 consist primarily of severance costs associated with the elimination of certain positions in the prior year.
Interest expense
Interest expense increased by $1,307 or 12.8%, to $11,512, in twenty-six weeks ended September 28, 2024 as compared to $10,205 in the twenty-six weeks ended September 30, 2023 primarily due to higher borrowings under the Revolving Credit Facility and a higher interest rate on the Senior Secured Term Loan Facility.
Taxes
The benefit for income taxes in the twenty-six weeks ended September 28, 2024 was $8,894 as compared to a benefit of $2,995 in the twenty-six weeks ended September 30, 2023. The effective tax rate for the twenty-six weeks ended September 28, 2024 was 22.4%, as compared to 7.8% in the twenty-six weeks ended September 30, 2023. The increase in the effective tax rate was primarily related to the impact of discrete items on a pre-tax loss in the twenty-six weeks ended September 30, 2023.
Liquidity and Capital Resources
We have relied on cash flows from operations, a $100,000 asset-based revolving credit agreement (the “Revolving Credit Facility” as further discussed under “Revolving Credit Facility” below and, together with the Senior Secured Term Loan Facility, the "Credit Facilities"), and the 2019 Elfa Senior Secured Credit Facilities (as defined below) as our primary sources of liquidity.
Our primary cash needs are for merchandise inventories and direct materials, payroll, debt service payments, store leases, capital expenditures associated with opening new stores and updating existing stores, as well as information technology and infrastructure, including our distribution centers, and manufacturing facility enhancements. The most significant components of our operating assets and liabilities are merchandise inventories, accounts receivable, prepaid expenses, operating lease assets and other assets, accounts payable, operating lease liabilities, other current and noncurrent liabilities, taxes receivable and taxes payable. Our liquidity fluctuates as a result of our building inventory for key selling periods, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our second and third fiscal quarters as we prepare for our promotional campaigns and the holiday season. In fiscal 2024, we expect total capital expenditures to be in the range of $20,000 to $25,000 primarily related to new store openings or relocations, as well as additional investments in technology and manufacturing infrastructure. The Company opened one new store and closed one store during the second quarter of fiscal 2024. The Company is on track to open two new build-to-suit stores and close one store during the remainder of fiscal 2024.
The persistently challenging retail environment, including reduced consumer spending in the storage and organization category and increased price sensitivity, has significantly impacted the Company’s performance. Additionally, the Company has incurred and expects to continue to incur significant expenses in connection with the review of strategic alternatives and refinancing our existing Credit Facilities. In connection with preparing the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we evaluated our future liquidity and forecasted operating results for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q and determined that, in light of the foregoing conditions, there is substantial doubt regarding the Company’s ability to continue as a going concern, absent consummating a transaction to provide additional liquidity or modifications to our existing Credit Facilities. To mitigate the substantial doubt, the Company is actively working with its lenders to amend or refinance the Credit Facilities and facilitate consummation of the Equity Investment with Beyond. Additionally, the Purchase Agreement with Beyond contains restrictions on our ability to issue equity interests or incur indebtedness for borrowed money, in each case, outside the ordinary course of business between the signing date and the closing date of the transaction, without Beyond’s consent. Similarly, the Amendment further restricts our ability to incur additional indebtedness or engage in certain non-ordinary course transactions. See Note 1 and Part II, Item 1A, Risk Factors – “There is substantial doubt about our ability to continue as a going concern” for additional information.
On August 1, 2022, our board of directors approved a stock repurchase program with authorization to purchase up to $30,000 of our common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash on hand. We did not repurchase any shares of our common stock during the thirteen weeks ended September 28, 2024. As of September 28, 2024, $25,000 remains available to repurchase common stock under the share repurchase program. However, any repurchases under the program would require the written consent of Beyond pursuant to the terms of the Purchase Agreement.
At September 28, 2024, we had $66,123 of cash, of which $13,968 was held by our foreign subsidiaries. In addition, we had $19,557 of additional availability under the Revolving Credit Facility and approximately $10,845 of additional availability under the 2019 Elfa Revolving Facilities (as defined below) as of September 28, 2024. There were $10,428 in letters of credit outstanding under the Revolving Credit Facility and other contracts at that date. Subsequent to September 28, 2024, the Company drew down an additional $9,000 under our Revolving Credit Facility.
Cash flow analysis
A summary of our key components and measures of liquidity is shown in the following table:

	Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$4,702	$20,691
Net cash used in investing activities	(14,504)	(21,741)
Net cash provided by financing activities	54,379	4,356
Effect of exchange rate changes on cash	546	(69)
Net increase in cash	$45,123	$3,237
Free cash flow (Non-GAAP)(1)	$(10,568)	$(1,346)
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
Net cash provided by operating activities was $4,702 for the twenty-six weeks ended September 28, 2024 and was comprised of a net loss of $30,838, partially offset by non-cash items of $18,756 and a net change in operating assets and liabilities of $16,784 primarily driven by increase in accounts payable and accrued liabilities and inventory, partially offset by a decrease in prepaid expenses and other assets and accounts receivable.
Net cash provided by operating activities was $20,691 for the twenty-six weeks ended September 30, 2023 and was comprised of a net loss of $35,490, partially offset by non-cash items of $42,167 primarily due to the non-cash goodwill impairment charge recorded in the second quarter of fiscal 2023, as well as a net change in operating assets and liabilities of $14,014 primarily driven by an increase in accounts payable and accrued liabilities due to the timing of receipts and payments.

Net cash used in investing activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, and investments and proceeds in the Company’s non-qualified retirement plan trust.
Net cash used in investing activities was $14,504 for the twenty-six weeks ended September 28, 2024. Our total capital expenditures for the twenty-six weeks ended September 28, 2024 were $15,270. We incurred capital expenditures of $7,041 for technology investments and $5,893 for investments in our stores. The remaining capital expenditures of $2,336 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $714 in the non-qualified retirement plan trust and $52 in proceeds on sales of assets.
Net cash used in investing activities was $21,741 for the twenty-six weeks ended September 30, 2023. Our total capital expenditures for the twenty-six weeks ended September 30, 2023 were $22,037. We incurred capital expenditures of $11,100 for investments in our stores. We incurred capital expenditures of $8,233 for technology investments. The remaining capital expenditures of $2,704 were related to maintenance capital in manufacturing facilities and distribution centers. In addition, we had net investments of $295 in the non-qualified retirement plan trust.
Net cash provided by financing activities
Financing activities consist primarily of borrowings and payments under the Senior Secured Term Loan Facility, the Revolving Credit Facility, and the 2019 Elfa Senior Secured Credit Facilities.
Net cash provided by financing activities was $54,379 for the twenty-six weeks ended September 28, 2024. This included borrowings of $55,000 on the Revolving Credit Facility, partially offset by repayments of $591 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $30 in connection with the withholding of shares upon vesting of restricted stock awards.
Net cash provided by financing activities was $4,356 for the twenty-six weeks ended September 30, 2023. This included net borrowings of $5,000 on the Revolving Credit Facility and net borrowings of $528 on the 2019 Elfa Senior Secured Credit Facilities, partially offset by repayments of $1,032 on indebtedness outstanding under the Senior Secured Term Loan Facility and the 2019 Elfa Senior Secured Term Loan Facility, and payments of $140 in connection with the withholding of shares upon vesting of restricted stock awards.
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
Our free cash flow fluctuates as a result of seasonality of net sales, building inventory for key selling periods, and timing of investments in new store openings, existing store remodels and maintenance, infrastructure, information systems, and our distribution centers, among other things. Historically, our free cash flow has been lower in the first half of the fiscal year, due to lower net sales, operating income, and cash flows from operations, and as such, is not necessarily indicative of the free cash flow for the full year. We generated negative free cash flow of $10,568 for the twenty-six weeks ended September 28, 2024, as compared to negative free cash flow of $1,346 for the twenty-six weeks ended September 30, 2023.

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash used in operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$4,702	$20,691
Less: Additions to property and equipment	(15,270)	(22,037)
Free cash flow	$(10,568)	$(1,346)
Senior Secured Term Loan Facility
On April 6, 2012, the Company, The Container Store, Inc. and certain of our domestic subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (as amended, the "Senior Secured Term Loan Facility" and as amended to the date immediately prior to the Amendment (as defined below), the “Existing Term Loan Facility”). On October 8, 2024, the Company entered into Amendment No. 9 (the “Amendment”) to the Existing Term Loan Facility. The Amendment amends the Existing Term Loan Facility to, among other things: (i) waive the testing of the consolidated leverage ratio covenant for the second quarter of fiscal year 2024, (ii) add a covenant for the Company to enter into a qualified financing transaction, and (iii) amends certain of the covenants in the Existing Term Loan Facility, which, among other things, further restrict the Company and its Subsidiaries’ ability to incur additional indebtedness or engage in certain non-ordinary course transactions. The Company is required to make quarterly amortization payments of $500 on the Existing Term Loan Facility, with the remaining balance due on January 31, 2026. Prior to the date of delivery of a compliance certificate for the fiscal quarter ended September 28, 2024, the applicable interest rate margin for term benchmark loans was 4.75%, subject to a floor of 1.00%, and 3.75% for base rate loans and, thereafter, may step up to 5.00% for term benchmark loans and 4.00% for base rate loans unless the consolidated leverage ratio achieved is less than or equal to 2.75 to 1.00. As of September 28, 2024, the aggregate principal amount in outstanding borrowings under the Existing Term Loan Facility was $160,321 net of deferred financing costs.
The Senior Secured Term Loan Facility is secured by (a) a first priority security interest in substantially all of our assets (other than the collateral that secures the Revolving Credit Facility described below on a first-priority basis and subject to certain other exceptions) and (b) a second priority security interest in the assets securing the Revolving Credit Facility described below on a first-priority basis. Obligations under the Senior Secured Term Loan Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries.
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
The Revolving Credit Facility is secured by (a) a first-priority security interest in substantially all of our personal property, consisting of inventory, accounts receivable, cash, deposit accounts, and other general intangibles, and (b) a second-priority security interest in the collateral that secures the Senior Secured Term Loan Facility on a first-priority basis, as described above (subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by the Company and certain of The Container Store, Inc.’s U.S. subsidiaries.
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. We are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. As of September 28, 2024, we had a total of $19,557 of unused borrowing availability under the Revolving Credit Facility and $71,000 borrowings outstanding and we were in compliance with all covenants under the Revolving Credit Facility and no Event of Default (as such term is defined in the Revolving Credit Facility) had occurred. As of the date of this Quarterly Report on Form 10-Q, we had a total of $80,000 borrowings outstanding under the Revolving Credit Facility.
2019 Elfa Senior Secured Credit Facilities
On April 1, 2014, Elfa entered into a master credit agreement with Nordea Bank AbpAB, filial i Sverige, which consisted of a term loan facility (the “2014 Elfa Term Loan Facility”) and a revolving credit facility (the “2014 Elfa Revolving Credit Facility,” and together with the 2014 Elfa Term Loan Facility, the “2014 Elfa Facilities”). On March 18, 2019, Elfa refinanced its master credit agreement with Nordea Bank AB entered into on April 1, 2014 and the senior secured credit facilities thereunder, and entered into a new master credit agreement with Nordea Bank Abp, filial i Sverige (“Nordea Bank”), which consists of (i) an SEK 110.0 million (approximately $10,845, as of September 28, 2024) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11,338 as of September 28, 2024) revolving credit facility (the “2019 Additional Revolving Facility” and together with the 2019 Original Revolving Facility, the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2,465 as of September 28, 2024), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions (the “Incremental Term Facility", together with the 2019 Elfa Revolving Facilities, the "2019 Elfa Senior Secured Credit Facilities"). The term for the 2019 Elfa Senior Secured Credit Facilities began on April 1, 2019 and, pursuant to an amendment entered into in April 2023, matures on March 31, 2025. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at the Stockholm Interbank Offered Rate (Stibor) +1.70%.
The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of September 28, 2024, Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.
As of September 28, 2024, Elfa had a total of $10,845 of unused borrowing availability under the 2019 Elfa Revolving Facilities and zero borrowings outstanding.
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
Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report on Form 10-K. As of September 28, 2024, there were no significant changes to any of our critical accounting policies and estimates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2024.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2023 Annual Report on Form 10-K.
The completion of the transaction with Beyond, Inc. is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the transaction or any termination of the Securities Purchase Agreement could have an adverse effect on the Company, its financial condition and results of operations.
On October 15, 2024, we and Beyond, Inc. (“Beyond”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which we have agreed, among other things, to issue and sell to Beyond approximately 40,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $40.0 million (the “Equity Investment”). The Purchase Agreement contains customary covenants, including, among other things, restrictions on our ability to issue equity interests or incur indebtedness for borrowed money, in each case, outside the ordinary course of business between the signing date and the closing date of the transaction without the prior written consent of Beyond (not to be unreasonably withheld, conditioned, delayed or denied). The inability to issue equity interests or incur indebtedness outside the ordinary course of business (or any delay in respect thereof) may restrict us from raising additional capital to fund our operations and capital expenditures during this period, which could have an adverse impact on our liquidity and financial condition.
As noted, the completion of the Equity Investment is subject to a number of conditions, including the Company refinancing or amending its existing secured credit facilities in a manner that is commercially acceptable to Beyond. The Purchase Agreement also contains termination rights for the parties, including, among others, by us or Beyond if the closing does not occur before January 31, 2025 by reason of the failure of any of the applicable closing conditions set forth in the Purchase Agreement to be satisfied.
The failure to satisfy all of the required conditions could delay the completion of the Equity Investment for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Equity Investment will be satisfied or waived or that the Equity Investment will be completed.
If the Equity Investment is not completed, we would be adversely affected and, without realizing any of the benefits of having completed the Equity Investment, will be subject to a number of risks, including the following:
•the trading price of our common stock could decline;
•if the Purchase Agreement is terminated and our Board seeks another strategic transaction, we may not be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Beyond has agreed to in the Purchase Agreement;
•time and resources, financial and otherwise, committed by our management to matters relating to the Equity Investment could otherwise have been devoted to pursuing other strategic alternatives. The Purchase Agreement also contains provisions that limit our ability to pursue alternatives to the Equity Investment, including that during the period between signing and closing the Equity Investment, the Company is prohibited from initiating, soliciting or encouraging change of control proposals from other third parties. This could discourage a third party from making a favorable alternative transaction proposal;
•failure to receive the Equity Investment consideration could adversely impact our liquidity and financial condition; and

•we may experience negative reactions from customers, vendors, lenders and employees.
In addition, we could be subject to litigation related to the Equity Investment and/or face delays in the completion of the Equity Investment. These events could, among other things, result in additional transaction costs or other negative effects associated with delay and uncertainty about completion of the Equity Investment and could materially and adversely impact our business, financial condition, results of operations and the trading price of our common stock.
We will incur significant expenses in connection with the Equity Investment, regardless of whether the Equity Investment is completed.
We expect to incur significant expenses related to the Equity Investment. These expenses include, but are not limited to, financial advisory fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Equity Investment is completed.
We may not be able to realize the anticipated benefits of the Equity Investment and related Collaboration Agreement.
We may not be able to realize the anticipated benefits from the Equity Investment. In connection with the Equity Investment, on October 15, 2024, we entered into a Collaboration Agreement with Beyond (the “Collaboration Agreement”) under which we and Beyond have agreed to work together to identify, evaluate and prioritize collaboration opportunities that are mutually beneficial to our respective business including, among other things, leveraging each other business, reducing customer acquisition costs and capturing benefits of scale by sharing resources. Our ability to realize the anticipated benefits of the Collaboration Agreement is subject to various risks and uncertainties, including our ability to effectively implement the collaboration and achieve these mutual benefits. In addition, if the Purchase Agreement with Beyond is terminated prior to closing of the Equity Investment, the Collaboration Agreement will automatically terminate and we would not realize its benefits.
We may also face new challenges due to operating in collaboration with Beyond, including, among others:
•developing an effective working relationship with Beyond;
•maintaining employee morale and retaining key management and other employees; and
•retaining existing business and operational relationships, including with vendors and other third parties, employees and other counterparties.
Our stockholders may experience dilution upon the conversion of our Series B Convertible Preferred Stock
On October 15, 2024, we entered into the Purchase Agreement with Beyond, agreeing to issue and sell to Beyond approximately $40 million in aggregate liquidation preference of newly issued shares of our series B convertible preferred stock, which we refer to as our Series B Convertible Preferred Stock. When issued, the Series B Convertible Preferred Stock will initially be convertible into up to approximately 3.8 million shares of common stock, based on an initial conversion price of $17.25 per share of our common stock, subject to further adjustments in certain circumstances, including certain issuances of common stock or equity-linked securities by us at a sale or effective price that is less than the conversion price of the convertible preferred stock. In addition, dividends will accumulate on the Series B Convertible Preferred Stock at a rate of 10% per annum (subject to increase as described further below) and will be payable quarterly “in kind” by their addition to the liquidation preference of the Series B Convertible Preferred Stock. These in kind payments will increase the potential number of shares of our common stock issuable upon conversion of the Series B Convertible Preferred Stock.
The Series B Convertible Preferred Stock will be convertible into shares of common stock, at the option of the holder thereof. In addition the Series B Convertible Preferred Stock will automatically convert, subject to certain conditions, if we amend the maturity date of our Senior Secured Term Loan to a date no earlier than January 31, 2028 or if a change of control occurs and we elect to cause the Series B Convertible Preferred Stock to convert. The conversion of the Series B Convertible Preferred Stock will cause our stockholders to experience dilution in their ownership percentage of common stock. Until we obtain stockholder approval under certain NYSE Listing Standards relating to the voting and conversion rights of the convertible preferred stock, which we refer to as the requisite stockholder approval, the voting and conversion rights of the convertible preferred stock will be limited to comply with those listing standards.

Holders of the Series B Convertible Preferred Stock will have certain voting and other rights that may adversely affect holders of our common stock, and the holders of the Series B Convertible Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.
The holders of the Series B Convertible Preferred Stock will vote on an “as-converted” basis with the holders of our common stock on all matters brought before the holders of our common stock, subject to certain limitations until the requisite stockholder approval is obtained. The Series B Convertible Preferred Stock will also be entitled to a separate class vote with respect to certain amendments to our charter documents, certain business combination transactions and certain other matters. The holders of the Series B Convertible Preferred Stock may vote in a manner that is deemed adverse to holders of our common stock.
The dividend and liquidation rights of the Series B Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.
The shares of Series B Convertible Preferred Stock will accumulate dividends at a rate of 10% per annum, compounding quarterly and paid in kind as described above. However, if the requisite stockholder approval under NYSE rules has not been obtained, or the “financing change of control amendment” (as defined in the Certificate of Designations establishing the terms of the Series B Convertible Preferred Stock, which generally refers to the amendment of certain change of control provisions (or negotiation of such provisions, in the case of a refinancing) of our Credit Facilities, permitting Beyond and its affiliates to own 35% or more of our voting equity securities) has not been effectuated on or before December 31, 2024, which we refer to as the approvals deadline date, then on the approvals deadline date, and on each one-year anniversary thereto (if the requisite stockholder approval has not been obtained, or the financing change of control amendment has not been effectuated, by such anniversary), the dividend rate will be increased by an additional 100 basis points until such time that the requisite stockholder approval is obtained and the financing change of control amendment is effectuated, at which time the dividend rate will be readjusted to 10% per annum. The in kind payment feature for dividends on the convertible preferred stock may cause incremental dilution to holders of our common stock.
In addition, these dividend obligations, as well as the rights of holders of the Series B Convertible Preferred Stock upon our liquidation, will be senior to the rights of holders of our common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital.
If a change of control occurs, then the holders of the Series B Convertible Preferred Stock will have the right, subject to the availability of sufficient legally available funds, to require us to repurchase their Series B Convertible Preferred Stock, which may require us to make a significant cash payment.
The Stockholders Agreement grants Beyond certain rights that may differ from the rights and privileges of other stockholders of the Company.
Upon completion of the Equity Investment, we and Beyond are expected to enter into a stockholders agreement (the “Stockholders Agreement”) pursuant to which we will grant Beyond certain rights that may differ from the rights and privileges of our other stockholders.
Beyond's rights under the Stockholders Agreement include certain provisions that may allow it to influence or control the outcome of specific governance and corporate matters, potentially affecting the interests of other stockholders. Among other things, until the date that the Series B Convertible Preferred Stock is required to convert into Common Stock in accordance with the Certificate of Designations (the “Conversion Date”), for so long as the Beyond’s percentage ownership of the Company (measured on an as-converted basis) (the “Share Percentage Ownership”) is at least 10%, Beyond will have the right to nominate one director for election to the Board. After the Conversion Date, for so long as Beyond’s Share Percentage Ownership is (a) at least 20%, Beyond will have the right to nominate two directors for election to the Board or (b) less than 20% but greater than 10%, Beyond will have the right to nominate one director for election to the Board. In addition, prior to the Conversion Date, Beyond has the right to designate one non-voting observer to the Board.
Additionally, until the earlier of the one-year anniversary of the Conversion Date and the date that the Collaboration Agreement is validly terminated by Beyond due to a material breach by us, we are required to provide Beyond with written notice of any unsolicited acquisition proposal regarding a potential fundamental change or change of control. In addition, for as long as Beyond’s Share Percentage Ownership is at least 10%, if we decide to initiate a strategic alternatives process that could reasonably be expected to lead to a change of control transaction or other extraordinary transaction, we must provide Beyond with written notice and a bona fide opportunity to participate in such a process.

These rights could deter third parties from pursuing strategic transactions with us. Beyond's interests may not always align with those of other stockholders, and its exercise of rights under the Stockholders Agreement could prevent us from taking actions that might otherwise benefit our stockholders or enhance our stock price. As a result, Beyond's influence under the Stockholders Agreement could adversely affect our business.
There is substantial doubt about our ability to continue as a going concern.
The persistently challenging retail environment, including reduced consumer spending in the storage and organization category and increased price sensitivity, has significantly impacted our performance and has placed pressure on our ability to meet the consolidated leverage ratio covenant in our Existing Term Loan Facility. On October 8, 2024, we entered into the Amendment to the Existing Term Loan Facility, which, among other things, waives the testing of the consolidated leverage ratio covenant for the second quarter of fiscal year 2024 and adds a covenant for us to enter into a qualified financing transaction, subject to the approval of the Required Lenders by November 15, 2024 (as such date may be extended by the Required Lenders).
Additionally, our Revolving Credit Facility matures on the earlier of (a) November 25, 2025 and (b) October 31, 2025 if any portion of the Senior Secured Term Loan Facility remains outstanding on such date and the maturity date of the Senior Secured Term Loan Facility has not been extended. As of September 28, 2024, we had $160.3 million of borrowings outstanding net of deferred financing costs on the Senior Secured Term Loan Facility, $71.0 million of borrowings outstanding on the Revolving Credit Facility, and cash of $66.1 million. Subsequent to September 28, 2024, we drew down an additional $9.0 million under our Revolving Credit Facility. In connection with preparing the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we evaluated our future liquidity and forecasted operating results for the next twelve months from the date of this Quarterly Report on Form 10-Q and determined that, in light of the foregoing conditions, there is substantial doubt regarding our ability to continue as a going concern, absent consummating a transaction to provide additional liquidity or modifications to our existing credit facilities, which could further restrict our business operations.
We do not anticipate being able to access additional funds under our Revolving Credit Facility, as we are required to maintain a consolidated fixed-charge coverage ratio of 1.0 to 1.0 if excess availability is less than $10,000 at any time. There is no assurance that we will successfully obtain additional financing or renegotiate the terms of our existing credit facilities. As described above, under the terms of the Purchase Agreement with Beyond, the completion of the Equity Investment is subject to a number of conditions, including our refinancing or amending our existing secured credit facilities in a manner that is commercially acceptable to Beyond. If we are not able to successfully consummate a transaction to provide additional liquidity, refinance our credit facilities or reach an agreement with our lenders to amend our credit facilities, we may need to scale back or discontinue certain or all of our operations to reduce costs or seek bankruptcy protection.
In addition, a failure to comply with our credit facilities, including the financial and operational covenants thereunder, or a failure to make scheduled payments on our debt, could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding due and payable and exercise other remedies as set forth in the agreements and we may need to seek bankruptcy protection.
Our Rights Agreement, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
On October 8, 2024, we entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement”) that was previously approved by the Board. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (each, a “Right”) for each share of our Common Stock outstanding at the close of business on October 23, 2024. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until October 7, 2025 (or the earlier redemption, exchange, or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred”), of the Company at a price of $65.00 per one one-thousandth of a share of Series A Preferred.
The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights Agreement will cause substantial dilution to any person or group that acquires beneficial ownership of 20% or more of the Company’s Common Stock without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board at any time prior to the first date that a person or group has become an Acquiring Person as defined in the Rights Agreement. The Rights Agreement also does not prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. On October 15, 2024, the parties entered into an Amendment to the Rights Agreement, which provides that none of Beyond, Inc., or its Permitted Transferees (as defined in the Purchase Agreement described elsewhere in this Form 10-Q) will be deemed an “Acquiring Person” for the purpose of the Rights Agreement as a result of the Equity Investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the thirteen weeks ended September 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of The Container Store Group, Inc.	10-Q	001-36161	3.1	01/10/14

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation	8-K	001-36161	3.1	09/04/24

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of The Container Store Group, Inc., filed with the Delaware Secretary of State on October 8, 2024	8-K	001-36161	3.1	10/09/24

3.4	Amended and Restated Bylaws of The Container Store Group, Inc.	8-K	001-36161	3.1	09/07/22

4.1	Rights Agreement, dated October 8, 2024, by and between The Container Store Group, Inc. and Equiniti Trust Company, LLC	8-K	001-36161	4.1	10/09/24

4.2	Amendment to Rights Agreement, dated October 15, 2024, by and between the Company and Equiniti Trust Company.	8-K	001-36161	10.1	10/15/24

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The Container Store Group, Inc.
(Registrant)

Date: October 30, 2024	\s\ Jeffrey A. Miller
Jeffrey A. Miller
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

Date: October 30, 2024	\s\ Kristin Schwertner
Kristin Schwertner
Chief Accounting Officer (Principal Accounting Officer)